Form 10-Q
period 2007-06-30
CombiMatrix Corp
filed 2007-08-06
CIK 1383183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission File Number 0001383183

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6500 Harbour Heights Pkwy, Suite 303, Mukilteo, WA	98275
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 493-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of July 27, 2007, 59,875,769 shares of Acacia Research-CombiMatrix common stock were issued and outstanding, which will be redeemed for up to 5,987,577 shares of common stock of CombiMatrix Corporation on August 15, 2007.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,383	$7,829
Available-for-sale investments	10,414	6,512
Accounts receivable	481	605
Inventory	564	480
Prepaid expenses and other assets	149	125
Total current assets	13,991	15,551

Property and equipment, net	1,485	1,785
Patents and licenses, net	6,712	7,292
Goodwill	16,918	16,918
Other assets	2,145	2,667
Total assets	$41,251	$44,213

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable, accrued expenses and other	$1,935	$2,770
Current portion of deferred revenues	326	365
Payable to Acacia Technologies group	40	456
Total current liabilities	2,301	3,591

Deferred revenues, net of current portion	939	1,076
Other liabilities	9,379	6,732
Total liabilities	12,619	11,399

Commitments and contingencies (Note 4)

Allocated net worth:
Net allocations from Acacia Research Corporation	178,884	177,404
Accumulated net losses	(150,252)	(144,590)
Total allocated net worth	28,632	32,814
Total liabilities and allocated net worth	$41,251	$44,213

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Collaboration agreements	$62	$—	$125	$—
Government contracts	679	574	1,228	838
Service contracts	137	60	222	117
Products	458	1,158	898	2,082
Total revenues	1,336	1,792	2,473	3,037

Operating expenses:
Cost of government contract revenues	641	542	1,175	792
Cost of product sales	248	340	551	561
Research and development expenses	1,102	2,182	2,950	4,561
Marketing, general and administrative expenses	2,304	3,118	4,789	7,030
Patent amortization and royalties	344	385	662	709
Equity in loss of investees	250	294	522	533
Total operating expenses	4,889	6,861	10,649	14,186
Operating loss	(3,553)	(5,069)	(8,176)	(11,149)

Other income (expense):
Interest income	131	137	281	318
Loss on sale of interest in subsidiary	—	—	—	(84)
Warrant gains (charges)	(145)	1,490	2,233	(250)
Total other income	(14)	1,627	2,514	(16)

Loss from operations before income taxes	(3,567)	(3,442)	(5,662)	(11,165)
Benefit for income taxes	—	—	—	34
Net loss	$(3,567)	$(3,442)	$(5,662)	$(11,131)

Pro forma basic and diluted net loss per share	$(0.06)		$(0.09)

Pro forma basic and diluted weighted average common shares outstanding	59,875,769		59,875,769

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Operating activities:
Net loss from operations	$(5,662)	$(11,131)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	947	1,016
Non-cash stock compensation	736	1,168
Deferred taxes	—	84
Warrant (charges) gains	(2,233)	250
Equity in loss of investee	522	533
Loss on sale of interest in subsidiary	—	84
Allowance for bad debt	225	—
Equity issued to consultant	209	—
Other	27	6
Changes in assets and liabilities:
Accounts receivable	(101)	(228)
Inventory, prepaid expenses and other assets	(98)	(133)
Accounts payable, accrued expenses and other	(1,286)	247
Deferred revenues	(176)	9
Net cash used in operating activities	(6,890)	(8,095)

Investing activities:
Purchase of property and equipment	(69)	(450)
Purchase of available-for-sale investments	(4,980)	(1,021)
Sale of available-for-sale investments	1,089	6,520
Purchase of additional interest in equity method investee	—	(1,400)
Sale of interest in subsidiary	—	(369)
Net cash provided by (used in) investing activities	(3,960)	3,280

Financing activities:
Net cash flows transferred from Acacia Research Corporation	5,404	79

Decrease in cash and cash equivalents	(5,446)	(4,736)

Cash and cash equivalents, beginning	7,829	5,718

Cash and cash equivalents, ending	$2,383	$982

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002 (the “Merger Date”), we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”). Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as “the CombiMatrix group”, whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia’s technology business, referred to as “the Acacia Technologies group.” Immediately following the Merger Date, the Company had 1,000 shares of common stock authorized and 100 shares issued and outstanding, all of which were owned by Acacia.

In 2006, Acacia announced its intent to split-off the Company from Acacia as an independent public company. On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1934 to be redeemed for AR-CombiMatrix stock.  On June 8, 2007, the SEC declared our registration statement effective.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix stock will be redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock, which will be publicly traded.  Concurrently with the Redemption, we will issue to holders of AR-CombiMatrix common stock shares of CombiMatrix common stock and the 100 shares of CombiMatrix common stock owned by Acacia will be cancelled so that the new number of registered CombiMatrix Corporation common shares will be approximately one-tenth the number of shares of AR-CombiMatrix stock issued and outstanding as of the Redemption Date.  Concurrent with this process, we have applied, and our application has been approved, to list our registered shares of common stock for trading on the Nasdaq Capital Market, to be effective upon the split off.  We will be subject to the initial listing standards of the Nasdaq Capital Market, including an initial trading price of $4.00 per share.  We believe that we will be able to meet the initial listing standard of $4.00 per share following the ten-to-one redemption ratio to be executed at Redemption.

Description of the Company

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), a wholly owned subsidiary of the Company located in Irvine California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.

Basis of Presentation

The consolidated financial statements included herein include the assets, liabilities, operating results and cash flows of the Company using Acacia’s historical bases in the assets and liabilities and the historical results of operations of the Company. Historical allocated net worth represents the net allocations by Acacia to us for equity transactions of Acacia that have been attributed to the Company as well as the accumulation of our net losses.

The consolidated financial statements include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs. The expense allocations have been determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us.

However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in stockholder’s equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Direct salaries, payroll taxes and fringe benefits incurred by Acacia are allocated to Acacia’s reporting groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other expenses or costs are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries, which we believe is reasonable. For the three and six months ended June 30, 2007 and 2006, corporate expenses totaling $31,000, $87,000, $131,000 and $259,684, respectively, were allocated to us by Acacia.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, as reported by us in our Form S-1/A Registration Statement dated June 8, 2007.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2007, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Based on our cash and investment balances as of December 31, 2006, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements through December 31, 2007, which raised substantial doubt about our ability to continue as a going concern beyond this point.  On May 4, 2007, Acacia executed a registered direct offering of $5.0 million, the proceeds of which were allocated to us (see Note 5).

We will continue to require capital from external sources, and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reduction in operating costs at our diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

Our business operations are also subject to certain risks and uncertainties, including:

•       market acceptance of products and services;

•       technological advances that may make our products and services obsolete or less competitive;

•       increases in operating costs, including costs for supplies, personnel and equipment;

•       the availability and cost of capital;

•       general economic conditions; and

•       governmental regulation that may restrict our business.

Historically, we have been substantially dependent on arrangements with strategic partners and have relied upon payments by our partners for a significant component of our working capital. We intend to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that we will be able to implement our future plans. Failure to achieve our plans would have a material adverse effect on our ability to achieve our intended business objectives. Our success also depends on our ability to protect our intellectual property, the loss thereof or our failure to secure the issuance of additional patents covering elements of our business processes could materially harm our business and financial condition. The patents covering our core technology begin to expire in 2018.

Our products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on our business and operating results. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in personnel and in our fixed overhead costs made in late 2006 and early 2007.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the U.S. Department of Defense (“DoD”).

Nasdaq Notification.  On April 23, 2007, Acacia received a Nasdaq Staff Deficiency Letter notifying Acacia that the AR-CombiMatrix stock (trading symbol: CBMX) was not in compliance with the minimum trading price of the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(5). To regain compliance, the closing trading price of AR-CombiMatrix stock must be $1.00 or more for ten consecutive trading days. The AR-CombiMatrix stock must regain compliance by October 22, 2007, in order to maintain the listing of stock.  As discussed above, we intend to complete the split off of CombiMatrix from Acacia by redeeming the AR-CombiMatrix stock for common stock of CombiMatrix Corporation prior to October 22, 2007. Upon redemption, the AR-CombiMatrix stock will no longer be issued nor outstanding. Holders of AR-CombiMatrix stock on the Redemption Date will hold shares of common stock of CombiMatrix Corporation, which will be traded on the Nasdaq Capital Market.  We believe that we will be able to meet the initial listing standard of $4.00 per share following the 10:1 redemption ratio described above.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Stock-based Compensation. For all periods presented, we did not have any stock option plans authorized, nor were any stock options outstanding. However, since employees of CombiMatrix Corporation have been granted options to purchase AR-CombiMatrix common stock, the following disclosures relating to AR-CombiMatrix stock option plans and stock options outstanding have been included herein.

In December 2006, the Acacia board of directors passed a clarifying amendment to the CombiMatrix 2000 Stock Awards Plan and the 2002 CombiMatrix Stock Incentive Plan (the “plans”) to include the planned split off of CombiMatrix Corporation as a change in control under the terms of the plans.  This is due to the fact that the holders of stock in Acacia Research Corporation will no longer own an interest in the assets of the CombiMatrix group, and the Board of Directors of Acacia Research Corporation will no longer administer the plans.  As a result and as of the Redemption Date, all but 3,458 outstanding options under Acacia’s stock-based compensation plans relating to AR-CombiMatrix stock will immediately vest as the split off of the Company from Acacia will be deemed a change in control for purposes of the various option plans to which the options were originally granted.  As of June 30, 2007, we had $1,286,000 of unrecognized compensation expense related to nonvested AR-CombiMatrix common stock option awards outstanding.  The unamortized deferred compensation as of the Redemption Date will be fully recognized on that date as an operating expense in our consolidated statement of operations.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized. Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Research and development	$144	$193	$402	$486
Marketing, general and administrative	117	280	334	682
Total non-cash stock compensation	$261	$473	$736	$1,168

Income Taxes.  Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.  Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Income (Loss) Per Share.  As discussed in Note 1, we have been a wholly owned subsidiary of Acacia since the Merger Date and have had 100 shares of common stock outstanding for all periods presented. Therefore, historical earnings (losses) per share have not been presented in the consolidated financial statements, as this information is not considered meaningful.

Pro forma net loss per share has been presented to reflect the capital structure of the Company subsequent to the Redemption Date. Pro forma basic and diluted net loss per share has been computed by dividing the net loss by the estimated number of AR-CombiMatrix shares assumed to be outstanding and converted into common stock of the Company as of the Redemption Date.

The estimated number of AR-CombiMatrix shares assumed to be outstanding is equivalent to the actual number outstanding as of June 30, 2007.  Options and warrants to purchase AR-CombiMatrix stock are assumed to be anti-dilutive as of the Redemption Date and therefore were not included in the determination of the pro forma diluted net loss per share for the periods presented.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  We are currently assessing the impact, if any, of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

3.   COMMON STOCK PURCHASE WARRANT LIABILITY

AR-CombiMatrix stock purchase warrants outstanding for the periods presented are as follows:

	Number of Warrants Outstanding
Date of Issue	June 30, 2007	December 31, 2006	Exercise Price	Expiration

May 2007	10,171,397	—	$0.55	May 2017
December 2006	11,787,363	12,210,391	$0.87 - $1.09	December 2011
September 2005	1,596,478	1,596,478	$2.40	September 2010
May 2003	283,410	283,410	$2.75	May 2008
Total	23,838,648	14,090,279

Acacia’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either the Acacia Technologies group or the CombiMatrix group, in which case the shareholders of the related class of Acacia stock (i.e., AR-Acacia Technologies or AR-CombiMatrix common stock) would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of assets.  Pursuant to guidance set forth in FSP No. 150-5, we record a liability representing the fair value of common stock warrants issued to investors and adjust the warrant liability to its market value at each balance sheet date.  As of June 30, 2007 and December 31, 2006, the warrant liability was $9,379,000 and $6,732,000, respectively.  For the three and six months ended June 30, 2007, adjusting our warrant liabilities (incurred from previous financings) to their fair values resulted in a net charge (credit) to our consolidated statements of operations of $145,000 and $(2,233,000), respectively.

The fair value of AR-CombiMatrix stock purchase warrants at June 30, 2007 and December 31, 2006 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows:

	June 30, 2007	December 31, 2006

Risk free interest rate	4.9%	4.71%
Volatility	80%	80%
Remaining contractual term	3.2 – 9.9 years	4.7 years

During the first quarter of 2007, proceeds of $368,000 were received from the issuance of 423,000 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with previous equity financings.  There were no warrant exercises during the three-month period ended June 30, 2007.

4.    COMMITMENTS AND CONTINGENCIES

Facilities Lease

On February 1, 2007, we executed an amendment to our operating lease for office and laboratory space in Mukilteo, Washington, which reduced our future annual lease commitment by approximately 80%.  The amended lease includes an extension of two years beyond our original termination date of October 31, 2008 (Termination Date).  However, we have the right to terminate the lease without penalty as of the Termination Date if we provide notice to the landlord on or before July 31, 2008.

Collaboration and Research Agreements

On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000.  As of June 30, 2007, we had incurred $311,000 in actual contract costs for the genotyping contract, which was 49% complete.

On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. As of June 30, 2007 and December 31, 2006, we had incurred $585,000 and $190,000 in actual costs for the microfluidics contract, which was approximately 41% and 13% complete, respectively.

On February 8, 2006, we executed a one-year, $2.1 million contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, we will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.1 million. We substantially completed this contract during the first quarter of 2007 and do not expect to incur significant costs or revenues from this contract beyond the first quarter of 2007.

Human Resources

We provide certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement for the six months ended June 30, 2007 and 2006 were $70,000 and $161,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

Other

We are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Based on a distribution agreement recently executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date.

5.   EQUITY FINANCING

On May 4, 2007, Acacia executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5,000,000 through the issuance of 6,780,931 units.  Each unit consists of one share of AR-CombiMatrix common stock and a 1.5 ten-year common stock warrant, for a total of 6,780,931 shares and warrants to purchase 10,171,397 shares of AR-CombiMatrix common stock, respectively, issued to investors.  Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.55 per share.  The proceeds from this financing were attributed to us.  As a result of this financing, we believe that we will have sufficient funds to operate without requiring additional external funding through May of 2008.

6.   SUBSEQUENT EVENT

On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies.  The primary objectives of the contract are to continue development of a multipathogen and chemical detection system.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Form S-1/A, which was declared effective on June 8, 2007.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in our “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

General

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  We have also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on our arrays, also enabling genetic analysis.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense and other strategic partners.

CombiMatrix Molecular Diagnostics, Inc., (“CMDX”) our wholly owned subsidiary located in Irvine, California, is exploring opportunities for our arrays in the field of molecular diagnostics. This subsidiary has historically focused on product development and has recently begun generating modest revenues.

Relationship With Acacia Research Corporation

We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation, or “Acacia.” On the same date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock.

The AR-CombiMatrix stock was intended to reflect separately the performance of the CombiMatrix Corporation and its subsidiaries, referred to as the “CombiMatrix group,” whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia’s technology business, referred to as “Acacia Technologies group.”

In December 2006, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (or “SEC”) to register our common stock in order to affect a split-off of our Company with Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock.  The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the “Redemption Date”), each one (1) share of our common stock will be issued in exchange for every ten (10) shares AR-CombiMatrix common issued and outstanding on August 15, 2007.  Upon the Redemption Date, we will no longer be a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix stock will be the stockholders of our company.  We have applied for listing of our common stock on the Nasdaq Capital Market, and we received notice from NASDAQ on May 16, 2007 that our application had been accepted.  We will be subject to the initial listing standards of the Nasdaq Capital Market, including an initial trading price of $4.00 per share.  We believe that we will be able to meet this standard following the ten-to-one redemption ratio to be executed on the Redemption Date.

Liquidity

At December 31, 2006, we had cash and cash equivalents of $14.3 million.  As a result, management anticipated that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets would be sufficient to meet our cash requirements through December 31, 2007.  On May 4, 2007, Acacia executed a registered direct offering of $5.0 million of AR-CombiMatrix stock, the proceeds of which have been allocated to us by Acacia.  As of June 30, 2007, we had cash and cash equivalent balances of $12.8 million and we expect that our cash balances, anticipated cash flows from operations and other sources of funding will allow us to meet our cash requirements through May 2008.  In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved. The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of our company.  See Note 1 the consolidated financial statements included in Part I, Item I of this report.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our Form S-1/A as well as Acacia’s reports filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Act of 1934 and include the assets, liabilities, operating results and cash flows of CombiMatrix Corporation using Acacia’s historical bases in the assets and liabilities and the historical results of operations of CombiMatrix Corporation. The consolidated financial statements also include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs.  The expense allocations have been determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided or the benefit received by us and are discussed in more detail below.

Overview Of Recent Business Activities

For the six months ended June 30, 2007, our operating activities included the recognition of $2.5 million in revenues, including $1.2 million in government contract revenues and $898,000 in CustomArrays™ product and service revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, decreased due primarily to the impact of our cost reduction efforts, which began during the fourth quarter of 2006 and continued during the first and second quarter of 2007.  Such efforts also contributed to the overall decrease in general and administrative expenses, which were impacted primarily by the execution of an amendment to our facilities lease in Mukilteo that reduced the amount of space as well as the lease rate paid by us.

Historically, we have relied primarily upon investing and financing activities to fund operating activities. At December 31, 2006, our cash and cash equivalent balances, including anticipated cash flows from future operations and other existing sources of credit were not considered to be sufficient to meet our operating capital requirements beyond December 31, 2007.  However, due to the May 4, 2007 registered direct offering discussed above, we believe the proceeds from this offering will allow us to meet our cash requirements through May 2008 (see Note 1 and 5 of our consolidated financial statements included herein).  We will continue to seek additional sources of capital including the issuance of debt and/or equity securities.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form S-1/A, which was declared effective on June 8, 2007, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Collaboration agreements	$62	$—	$125	$—
Government contracts	679	574	1,228	838
Cost of government contract revenues	(641)	(542)	(1,175)	(792)
Service contracts	137	60	222	117
Products	458	1,158	898	2,082
Cost of product sales	(248)	(340)	(551)	(561)

Government Contracts and Cost of Government Contract Revenues. Under the terms of our contracts with the Department of Defense (or “DoD”), we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD.

The increase for both the three- and six-month periods ended June 30, 2007 vs. 2006 was due to ongoing performance of our electrochemical detection, microfluidics and influenza genotyping contracts during 2007 compared to only the electrochemical detection contract in the comparable 2006 period.  This increase in contract activity also resulted in the increase of government contract costs during the three- and six-month periods ended June 30, 2007 vs. 2006.

Product Revenues and Cost of Product Sales.  Product revenues and costs of product sales relate to domestic and international sales of our array products.  Product revenues include the sale of CustomArray 12K DNA expression arrays, ElectraSenseTM microarray readers and related hardware during the three- and six month periods ended June 30, 2007, compared to DNA synthesizer instruments and 12K DNA expression arrays during the comparable 2006 periods.  The decrease in product revenues was due primarily to the lack of DNA synthesizer instrument sales in 2007 compared to 2006.  As we shift our business focus from selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third party distributors for the sales of our suite of CustomArray products into the research and development markets.  As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of our distributors.

Operating Expenses (In Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Research and development expenses	$1,102	$2,182	$2,950	$4,561

Research and Development Expenses.  The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX.  The decrease also reflects $144,000 and $402,000 in non-cash stock compensation charges recognized for the three- and six-month periods ended June 30, 2007 vs. $193,000 and $486,000 in the comparable 2006 periods, respectively.

Future research and development expenses will continue to be incurred in connection with our ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development.   We expect our research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional internal research and development agreements are undertaken and/or as new research and development collaborations are executed with strategic partners.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Marketing, general and administrative expenses	$2,304	$3,118	$4,789	$7,030
Patent amortization and royalties	344	385	662	709
Equity in loss of of investees	250	294	522	533

Marketing, General and Administrative Expenses.  The decrease for both the three- and six-month periods ended June 30, 2007 vs. 2006 was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment that significantly reduced our office space and lease rates, reduction in sales and marketing staff and expenses at our Mukilteo operations and overall reductions in general and administrative staff, which included one-time bonuses and severance-related costs in the first quarter of 2006, which were not incurred in 2007.  The decrease also reflects $117,000 and $334,000 in non-cash stock compensation charges recognized for the three- and six-month periods ended June 30, 2007 vs. $280,000 and $682,000 in the comparable 2006 periods, respectively. The decrease in 2007 was due to certain employee terminations in marketing, general and administrative staff as well as existing option awards becoming fully vested during the past year, thus resulting in overall lower stock-based compensation expense in 2007 as compared to 2006.

A summary of the main drivers of the changes in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended June 30, 2007 vs. 2006	For the Six Months Ended June 30, 2007 vs. 2006

Decrease in marketing and sales expenses	$(112)	$(429)
Decrease in general and administrative expenses at CMDX	(120)	(609)
Decrease in salaries and benefits	(131)	(297)
Decrease in facilities lease and related costs	(437)	(746)
Increase in allowance for bad debt expense	225	225
Decrease in non-cash stock compensation	(163)	(348)
Decrease in other general and administrative expenses	(76)	(37)

Other Non-Operating Items

Warrant Gains (Charges). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at June 30, 2007 and 2006 have been classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liabilities are reflected in the consolidated statement of operations.

Inflation

Inflation has not had a significant impact on our company.

Liquidity and Capital Resources

At June 30, 2007, cash and cash equivalents and short-term investments totaled $12.8 million compared to $14.3 million at December 31, 2006.  Working capital at June 30, 2007 was $11.7 million, compared $12.0 million at December 31, 2006.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$(6,890)	$(8,095)
Investing activities	(3,960)	3,280
Financing activities	5,404	79
Decrease in cash and cash equivalents	$(5,446)	$(4,736)

Cash receipts from customers for the six months ended June 30, 2007, were $2.2 million, comprised of $1.1 million from the sale of array products and services and $1.1 million in payments received from the DoD.  Cash receipts in the comparable 2006 period totaled $2.8 million, comprised of $1.6 million from the sale of array products and services and $1.2 million in payments received from the DoD.  Cash outflows from operations for the six months ended June 30, 2007 and 2006 were $9.1 million and 10.8 million, respectively.

The change in net cash flows provided by (used in) investing activities was due primarily to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  For the six months ended June 30, 2007 and 2006, we incurred $69,000 and $450,000, respectively, of capital expenditures.  Our net cash outflows from investing activities for the six months ended June 30, 2006, included additional contractual investments in Leuchemix totaling $1.4 million.  There were no such investments for the six-month period ending June 30, 2007.

The change in net cash flows provided by financing activities was due primarily to the completion of a registered direct offering of AR-CombiMatrix common stock in May of 2007 for $5.0 million as well as the exercise of AR-CombiMatrix common stock warrants totaling $368,000 during February of 2007.  See Notes 3 and 5 to our consolidated financial statements included in Part I, Item I of this report.

Based on our ending cash balances as of June 30, 2007, we believe that our cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet our cash requirements through May 2008.  In order for us to continue to meet our cash requirements beyond this point, we will be required to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.

Also, reductions in operating costs at our diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.  As discussed in Note 1 to the consolidated financial statements included herein, the anticipation that we would be required to obtain additional financing in the foreseeable future raised substantial doubt about our ability to continue as a going concern beyond December 31, 2007.  However, we believe that we have resources to remain a going concern through May of 2008 based primarily on the May 4, 2007 financing discussed above and in Note 5 of our consolidated financial statements.  In addition to seeking capital from outside sources, our plans in regard to these matters included reductions in personnel and in fixed overhead costs (e.g., our lease commitment reduction discussed elsewhere herein) made in late 2006 and early 2007.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  Any efforts to seek additional funding could be made through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, if at all.

Our long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

•                  the costs of commercialization activities, including sales and marketing, manufacturing and capital equipment;

•                  our continued progress in research and development programs;

•                  the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;

•                  our ability to license technology;

•                  competing technological developments;

•                  the creation and formation of strategic partnerships;

•                  the costs associated with leasing and improving our Irvine, California facility; and other factors that may not be within our control.

Pursuant to the tax allocation agreement executed between us and Acacia, we have agreed not to take certain actions for two years following the split off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the split off.  These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business.  If any of these transactions were to occur, the split off could be deemed to be a taxable distribution to Acacia.  In particular, we have agreed to indemnify Acacia for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007 or beyond. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of June 30, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	2007	2008-2009	2010-2011	2012 and Thereafter

Operating leases (1)	$266	$1,055	$333	$—
Minimum license payments	250	—	—	—
Minimum royalty payments (2)	50	200	200	675
Total contractual cash obligations	$566	$1,255	$533	$675

(1)	Refer to Note 4 to our consolidated financial statements for a description of the February 1, 2007 modification to our Mukilteo, Washington facilities lease.
(2)	Refer to Note 4 to our consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Nanogen, Inc.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in Part I, Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, U.S. corporations, institutional money market funds and other money market instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

Item 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On or about July 12, 2007, Mr. Jeffrey Oster filed a complaint against CombiMatrix Corporation, Acacia Research Corporation, Amit Kumar and Brooke Anderson before the U.S. District Court, Western District of Washington in Seattle, Case No. C07-1086.  The complaint alleges that Mr. Oster’s employment with CombiMatrix Corporation was terminated in violation of 18 U.S.C. §1514A and was a breach of his employment contract.  Mr. Oster is requesting an unspecified amount of damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney’s fees and costs.

The complaint is based upon allegations of the existence of an employment contract, termination of employment without cause, and termination of employment specifically in retaliation for allegedly raising concerns to outside legal counsel and CombiMatrix Corporation’s Board of Directors regarding additional disclosure he felt was necessary in Acacia Research Corporation’s periodic reports and registration statements. Before Mr. Oster filed his complaint in district court and shortly after his termination for cause, we investigated his allegations with respect to 18 U.S.C. §1514A violations and found that they had no merit.

We intend to vigorously defend against this action. Management does not believe that the allegations made by Mr. Oster in the complaint have any merit, nor does management believe that the lawsuit will have any material affect upon the financial statements or other information included in this report. Furthermore, we are committed to compliance with all local, state, and federal laws and regulations, and as a part of that commitment, we have a Code of Conduct/Anti-Fraud Hotline that is posted and readily available to all employees and was posted during Mr. Oster’s term of employment. At no time during Mr. Oster’s employment did he use the Hotline, and in fact, Mr. Oster made his allegations of securities violations after his termination for cause. Finally, Mr. Oster filed his complaint in district court following an investigation of a similar complaint filed by him within the Department of Labor; this matter was previously reported.  The Department of Labor did not take action against CombiMatrix Corporation and has dismissed the complaint as of July 17, 2007, after Mr. Oster terminated proceedings without waiting for a final ruling by the Secretary of Labor.

Item 1A.  RISK FACTORS

A FORMER VICE PRESIDENT OF COMBIMATRIX CORPORATION HAS FILED A COMPLAINT FOR AN UNSPECIFIED AMOUNT OF DAMAGES AGAINST THE COMPANY IN FEDERAL DISTRICT COURT ALLEGING THAT HE WAS WRONGFULLY TERMINATED.

A former Vice President of CombiMatrix Corporation, following his termination of employment in October of 2006, has filed a complaint in the U.S. District Court, Western District of Washington in Seattle, alleging that his employment was terminated out of fear that the former employee would report the Company’s failure to disclose certain information to the public. See the section titled “Legal Proceedings” in Part II, Item 1 of this report. CombiMatrix terminated Mr. Oster’s employment for cause. This complaint was filed following an investigation by the Department of Labor, wherein the Department of Labor did not take action against CombiMatrix.  Management does not believe that the allegations have any merit, nor does management believe that resolution of this matter will have any material affect upon the financial statements or other information included in this report.  However, Mr. Oster has requested an unspecified amount of damages, and if he were to succeed, we cannot predict at this time, the amount of damages that might be incurred by CombiMatrix Corporation.

The risk factors on pages 7 through 20 of our prospectus included in our registration statement on Form S-1/A filed with the Commission and declared effective on June 8, 2007, are hereby incorporated by reference and included as Exhibit 99.1 of this report.

An investment in our stock involves a number of risks.  Before making a decision to purchase our securities, you should carefully consider all of the risks incorporated into this quarterly report.  If any of the risks included in this quarterly report actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2007, Acacia Research Corporation sold 340,000 shares of unregistered Acacia Research-CombiMatrix common stock pursuant to a consulting services agreement between CombiMatrix Corporation and a third-party consultant.  Pursuant to the terms of the agreement, 306,000 shares of Acacia Research-CombiMatrix common stock were issued to the consultant on May 29, 2007, and an additional 30,000 shares and 4,000 shares of Acacia Research-CombiMatrix common stock are to be issued to the consultant in August 2007 and November 2007, respectively.  This transaction is more fully described in Part II, Item 2 of the Quarterly Report of Acacia Research Corporation for the period ended June 30, 2007, incorporated by reference herein and included as Exhibit 99.2 of this report.  The shares of Acacia Research-CombiMatrix common stock issued to the consultant as of August 15, 2007 will be redeemed for up to 30,600 shares of our common stock on August 15, 2007, with the remaining 3,400 shares to be issued in CombiMatrix Corp. common stock in accordance with the terms of the consulting agreement.

Item 6.  EXHIBITS

4.1	Form of Warrant Certificate(1)

10.1	Form of Securities Purchase Agreement(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Risk Factors from Registration Statement Declared Effective June 8, 2007

99.2	Part II, Item 2 of Quarterly Report of Acacia Research Corporation for Period Ended June 30, 2007

(1)	Incorporated by reference to the Form 8-K of Acacia Research Corporation filed with the Commission on May 9, 2007, as File No. 07829749

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

	By:	/s/ Amit Kumar
Amit Kumar
Chief Executive Officer
(Authorized Signatory)

	By:	/s/ Scott R. Burell
Scott R. Burell
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2007

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

4.1	Form of Warrant Certificate(1)

10.1	Form of Securities Purchase Agreement(1)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Risk Factors from Registration Statement Declared Effective June 8, 2007

99.2	Part II, Item 2 of Quarterly Report of Acacia Research Corporation for Period Ended June 30, 2007

(1)	Incorporated by reference to the Form 8-K of Acacia Research Corporation filed with the Commission on May 9, 2007, as File No. 07829749