Form 10-Q
period 2007-09-30
CombiMatrix Corp
filed 2007-11-07
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission File Number 0001383183

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Harbour Heights Pkwy, Suite 303, Mukilteo, WA	98275
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 493-2000

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

Yes  ☐  No  ☒

As of November 5, 2007, 5,990,515 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,591	$7,829
Available-for-sale investments	7,917	6,512
Accounts receivable	516	605
Inventory	501	480
Prepaid expenses and other assets	323	125
Total current assets	11,848	15,551

Property and equipment, net	1,356	1,785
Patents and licenses, net	6,421	7,292
Goodwill	16,918	16,918
Investments in unconsolidated subsidiaries	1,900	2,667
Total assets	$38,443	$44,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,936	$2,770
Current portion of deferred revenues	327	365
Payable to Acacia Research Corporation	—	456
Total current liabilities	2,263	3,591

Deferred revenues, net of current portion	437	1,076
Warrant liability	—	6,732
Total liabilities	2,700	11,399

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock; $0.001 par value; 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 180,000,000 shares authorized; 5,990,515 issued and outstanding	6	—
Additional paid-in capital	36,880	—
Accumulated other comprehensive income	4	—
Net allocations from Acacia Research Corporation	—	177,404
Accumulated net losses (August 15, 2007)	(1,147)	(144,590)
Total stockholders’ equity	35,743	32,814
Total liabilities and stockholders’ equity	$38,443	$44,213

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Government contracts	$627	$725	$1,855	$1,563
Products	828	968	1,726	3,050
Service contracts	164	88	386	205
Collaboration agreements	62	63	187	63
Total revenues	1,681	1,844	4,154	4,881

Operating expenses:
Cost of government contracts	593	684	1,768	1,476
Cost of products	307	412	858	973
Research and development expenses	1,924	2,819	4,874	7,380
Marketing, general and administrative expenses	2,167	2,661	6,956	9,691
Patent amortization and royalties	332	366	994	1,075
Equity in loss of investees	248	253	770	786
Total operating expenses	5,571	7,195	16,220	21,381
Operating loss	(3,890)	(5,351)	(12,066)	(16,500)

Other income (expense):
Interest income	167	111	448	429
Loss on sale of interest in subsidiary	—	—	—	(84)
Warrant gains	290	913	2,523	663
Total other income	457	1,024	2,971	1,008

Loss from operations before income taxes	(3,433)	(4,327)	(9,095)	(15,492)
Benefit for income taxes	—	—	—	34
Net loss	$(3,433)	$(4,327)	$(9,095)	$(15,458)

Basic and diluted net loss per share	$(0.57)		$(1.52)

Basic and diluted weighted average common shares outstanding	5,990,189		5,990,189

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities:
Net loss	$(9,095)	$(15,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,420	1,507
Non-cash stock compensation	2,163	1,756
Deferred taxes	—	(34)
Warrant gains	(2,523)	(663)
Equity in loss of investee	770	786
Loss on sale of interest in subsidiary	—	84
Allowance for bad debt	241	—
Equity issued to consultant	224	—
Other	27	218
Changes in assets and liabilities:
Accounts receivable	(152)	(393)
Inventory, prepaid expenses and other assets	(208)	83
Accounts payable, accrued expenses and other	(1,326)	265
Deferred revenues	(677)	1
Net cash used in operating activities	(9,136)	(11,848)

Investing activities:
Purchase of property and equipment	(122)	(495)
Purchase of available-for-sale investments	(4,980)	(1,021)
Sale of available-for-sale investments	3,590	9,551
Purchase of additional interest in equity method investee	—	(1,400)
Sale of interest in subsidiary	—	(369)
Net cash provided by (used in) investing activities	(1,512)	6,266

Financing activities:
Net proceeds from issuance of common stock	5,369	—
Imputed management fees from Acacia Research Corporation	41	—
Net cash flows transferred from Acacia Research Corporation	—	2,220
Net cash provided by financing activities	5,410	2,220

Decrease in cash and cash equivalents	(5,238)	(3,362)

Cash and cash equivalents, beginning	7,829	5,666

Cash and cash equivalents, ending	$2,591	$2,304

Noncash investing and financing activites:
Reclassification of warrant liabilities to additional paid-in capital	$9,089	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.     OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002 (the “Merger Date”), we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”). Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as “the CombiMatrix group,” whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia’s technology business, referred to as “the Acacia Technologies group.” Immediately following the Merger Date, the Company had 1,000 shares of common stock authorized and 100 shares issued and outstanding, all of which were owned by Acacia.

In 2006, Acacia announced its intent to split-off the Company from Acacia as an independent public company. On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1934 to be redeemed for AR-CombiMatrix stock. On June 8, 2007, the SEC declared our registration statement effective. On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the Redemption Ratio), which is publicly traded on the Nasdaq Capital Market exchange. As of the Redemption Date, we are no longer a subsidiary of, nor are we affiliated with, Acacia Research Corporation.

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

Basis of Presentation

Through the Redemption Date, the consolidated financial statements included herein include the assets, liabilities, operating results and cash flows of the Company using Acacia’s historical bases in the assets and liabilities and the historical results of operations of the Company. Historical allocated net worth represents the net allocations by Acacia to us for equity transactions of Acacia that have been attributed to the Company as well as the accumulation of our net losses. Subsequent to the Redemption Date, amounts reflected as allocated net worth were reclassified to additional paid-in capital, and retained deficits have been accumulating since the Redemption Date.

Through the Redemption Date, the consolidated financial statements include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs. The expense allocations were determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in stockholder’s equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Direct salaries, payroll taxes and fringe benefits incurred by Acacia were allocated to Acacia’s reporting groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other expenses or costs were allocated to the groups based on specific identification of costs incurred on behalf of each group.

Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent were allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation were allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. For the three and nine months ended September 30, 2007 and 2006, corporate expenses totaling $15,000, $102,000, $118,000 and $378,000, respectively, were allocated to us by Acacia. Acacia ceased allocating overhead charges to us following the Redemption Date.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, as reported by us in our Form S-1/A Registration Statement dated June 8, 2007. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2007, and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Based on our cash and investment balances as of December 31, 2006, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements through December 31, 2007, which raised substantial doubt about our ability to continue as a going concern beyond this point. On May 4, 2007, Acacia executed a registered direct offering of $5.0 million, the proceeds of which were allocated to us (see Note 6).

We will continue to require capital from external sources, and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

Nasdaq Notification

On April 23, 2007, Acacia received a Nasdaq Staff Deficiency Letter notifying Acacia that the AR-CombiMatrix stock (trading symbol: CBMX) was not in compliance with the minimum trading price of the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(5). As discussed above, we completed the split-off of CombiMatrix from Acacia by redeeming the AR-CombiMatrix stock for common stock of CombiMatrix Corporation as of the Redemption Date. As a result, AR-CombiMatrix stock is no longer issued or outstanding, nor does it trade on a national exchange. On August 15, 2007, CombiMatrix Corporation common stock began trading on the Nasdaq Capital Market exchange and we are currently in compliance with Nasdaq Capital Market exchange listing requirements.

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

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from multiple-element arrangements involving license fees, up-front payments, milestone payments, products and/or services, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

Revenue from the sale of products and services, including shipping and handling fees, are recognized when delivery has occurred or services have been rendered. We sell our products and services directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end-users. Our standard agreements do not provide for credits, returns or exchanges with our customers or distributors. Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

Stock-based Compensation. Prior to the Redemption Date, employees of CombiMatrix Corporation had been granted options to purchase AR-CombiMatrix common stock. As a result, the following disclosures prior to the Redemption Date relate to AR-CombiMatrix stock option awards. Subsequent to the Redemption Date, we began issuing stock option awards under the CombiMatrix Corporation 2006 Stock Incentive Plan (the Plan), which provides for equity-based awards in CombiMatrix Corporation common stock.

In December 2006, the Acacia board of directors passed a clarifying amendment to the CombiMatrix 2000 Stock Awards Plan and the 2002 CombiMatrix Stock Incentive Plan (the “Prior Plans”) to include the planned split-off of CombiMatrix Corporation as a change in control under the terms of the Prior Plans. This is due to the fact that the holders of stock in Acacia Research Corporation no longer own an interest in the assets of CombiMatrix, and the Board of Directors of Acacia Research Corporation will no longer administer the Prior Plans. As a result and as of the Redemption Date, all but 346 outstanding options under the Prior Plans relating to AR-CombiMatrix stock immediately vested on the Redemption Date as the split-off of the Company from Acacia was deemed a change in control. As of the Redemption Date, we recognized a charge of approximately $1.3 million, representing previously unrecognized compensation expense related to nonvested AR-CombiMatrix common stock option awards outstanding as of the Redemption Date. None of these options were exercised and all but 346 of the options issued under the Prior Plans were subsequently terminated. During the third quarter of 2007, our board of directors approved grants of stock option awards to purchase 1,006,120 shares of our common stock under the Plan. These options generally vest over a three-year period from the date of grant.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of product sales	$5	$—	$5	$—
Research and development	793	311	1,195	797
Marketing, general and administrative	629	277	963	959
Total non-cash stock compensation	$1,427	$588	$2,163	$1,756

Income Taxes. Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Income (Loss) Per Share. As discussed in Note 1, we were a wholly owned subsidiary of Acacia and had 100 shares of common stock outstanding for all periods presented prior to the Redemption Date. Therefore, historical earnings (losses) per share have not been presented in the consolidated financial statements, as this information is not considered meaningful.

Net loss per share has been presented for current financial periods only in order to reflect the capital structure of the Company subsequent to the Redemption Date. Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of CombiMatrix shares issued and outstanding subsequent to the Redemption Date. Options and warrants to purchase CombiMatrix stock are anti-dilutive for all periods presented and therefore were not included in the determination of the diluted net loss per share for the current periods presented.

Recent Accounting Pronouncements

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  We do not expect the adoption of EITF 07-3 to have a material impact on our consolidated financial position, results of operations and cash flows.

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

3.     COMPREHENSIVE LOSS

Prior to the Redemption Date, comprehensive loss was included as a component of net allocations from Acacia and was not separately reported in our consolidated group financial statements. The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” subsequent to the Redemption Date (unaudited):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Net realized gain on available for sale investments	$4	$4
Net loss	(3,433)	(9,095)
Comprehensive loss	$(3,429)	$(9,091)

4.     COMMON STOCK WARRANT LIABILITY

Prior to the Redemption Date, Acacia had issued approximately 23.8 million warrants to purchase AR-CombiMatrix stock in connection with various financing transactions. As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable in CombiMatrix Corporation common stock, adjusted for the Redemption Ratio discussed above.

Outstanding warrants to purchase CombiMatrix stock (adjusted for the Redemption Ratio) are as follows:

	Number of Warrants Outstanding
Date of Issue	September 30, 2007	December 31, 2006	Exercise Price	Expiration

May 2007	1,017,140	—	$5.50	May 2017
December 2006	1,178,736	1,221,039	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	28,341	28,341	$27.50	May 2008

Total	2,383,865	1,409,027

Acacia’s classes of common stock were subject to certain redemption provisions in the event that Acacia Research Corporation were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of assets. Pursuant to guidance set forth in FSP No. 150-5, EITF 00-19 and related guidance, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date. As of December 31, 2006, the warrant liability was $6,732,000.

Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity. On the Redemption Date, the warrants became exercisable in CombiMatrix Corporation common stock and were adjusted to their fair value of $9.1 million and were reclassified to additional paid-in capital on August 14, 2007, which was the last day that the warrants were exercisable in AR-CombiMatrix stock. For the three and nine months ended September 30, 2007, adjusting the warrant liabilities to their fair values resulted in net credits to our consolidated statements of operations of $(290,000) and $(2,523,000), respectively. We do not expect to incur warrant charges (credits) in the future from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date.

The fair value of AR-CombiMatrix stock purchase warrants at August 14, 2007 and December 31, 2006 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows:

	August 14,	December 31,
	2007	2006

Risk free interest rate	4.5%	4.7%
Volatility	78%	80%
Remaining contractual term	6.5 years	4.7 years

In February 2007, proceeds of $368,000 were received from the issuance of 42,300 (adjusted for the Redemption Ratio) shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with previous equity financings. There have been no warrant exercises subsequent to February 2007.

5.     COMMITMENTS AND CONTINGENCIES

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

Collaboration and Research Agreements

On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies. The primary objectives of the contract are to continue development of a multipathogen and chemical detection system. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million. As of September 30, 2007, we had incurred $237,000 in actual contract costs for the chemical detection contract, which was 15% complete.

On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. As of September 30, 2007, we had incurred $400,000 in actual contract costs for the genotyping contract, which was 63% complete.

On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. As of September 30, 2007 and December 31, 2006, we had incurred $719,000 and $190,000 in actual costs for the microfluidics contract, which was approximately 50% and 13% complete, respectively.

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement for the nine months ended September 30, 2007 and 2006 were $95,000 and $253,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

6.     EQUITY FINANCING

The following share and per share amounts have been adjusted to reflect the Redemption Ratio discussed above.

On May 4, 2007, Acacia executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5,000,000 through the issuance of 678,093 units.  Each unit consisted of one share of AR-CombiMatrix common stock and a 1.5 ten-year common stock warrant, for a total of 678,093 shares and warrants to purchase 1,017,139 shares of AR-CombiMatrix common stock, respectively, issued to investors.  Each warrant entitled the holder to purchase a share of AR-CombiMatrix stock at a price of $5.50 per share.  These warrants as well as warrants from previous financings (see Note 4) were assumed by us as of the Redemption Date and are currently exercisable for CombiMatrix common stock.

The proceeds from the May 2007 registered direct offering were attributed to us.  As a result of this financing, we believe that we will have sufficient funds to operate without requiring additional external funding through September of 2008.

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

CombiMatrix Molecular Diagnostics, Inc., or “CMDX”, our wholly owned subsidiary located in Irvine, California, is exploring opportunities for our arrays in the field of molecular diagnostics. This subsidiary has historically currently focusing on product development and has begun generating modest revenues.

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

In December 2006, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (or “SEC”) to register our common stock in order to affect a split-off of our Company from Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock.  The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the “Redemption Date”), each one (1) share of our common stock was issued in exchange for every ten (10) shares AR-CombiMatrix common issued and outstanding on August 15, 2007.  Since the Redemption Date, we are no longer a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix became the stockholders of our company.  Our common stock began trading on the Nasdaq Capital Market under the symbol “CBMXD” as of the Redemption Date and was subsequently changed to “CBMX” on September 13, 2007.

Liquidity

At December 31, 2006, we had cash and cash equivalents of $14.3 million.  As a result, management anticipated that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets would be sufficient to meet our cash requirements through December 31, 2007.  On May 4, 2007, Acacia executed a registered direct offering of $5.0 million of AR-CombiMatrix stock, the proceeds of which were allocated to us by Acacia.  As of September 30, 2007, we had cash and cash equivalent balances of $10.5 million and we expect that our cash balances, anticipated cash flows from operations and other sources of funding will allow us to meet our cash requirements through September of 2008.  In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved. The issuance of additional equity securities will also cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of our company.  See Note 1 the consolidated financial statements included in Part I, Item I of this report.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our June 30, 2007 Form 10-Q, our Form S-1/A as well as Acacia’s reports filed with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Act of 1934.  Through the Redemption Date, the consolidated financial statements included the assets, liabilities, operating results and cash flows of CombiMatrix Corporation using Acacia’s historical bases in the assets and liabilities and the historical results of operations of CombiMatrix Corporation. Also through the Redemption Date, the consolidated financial statements included allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs.  The expense allocations were determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided for the benefit received by us and are discussed in more detail below.  Since the Redemption Date, Acacia is no longer allocating operating expenses to us.

Overview Of Recent Business Activities

On August 15, 2007, we completed our split-off from Acacia Research Corporation and are no longer affiliated with Acacia.

For the nine months ended September 30, 2007, our operating activities included the recognition of $4.2 million in revenues, including $1.9 million in government contract revenues and $2.3 million in CustomArrays™ product and service revenues.

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

Historically, we have relied primarily upon investing and financing activities to fund operating activities. At December 31, 2006, our cash and cash equivalent balances, including anticipated cash flows from future operations and other existing sources of credit were not considered to be sufficient to meet our operating capital requirements beyond December 31, 2007.  However, due to the May 4, 2007 registered direct offering discussed above, we believe the proceeds from this offering will allow us to meet our cash requirements through September 2008 (see Note 1 and 6 of our consolidated financial statements included herein).  We will continue to seek additional sources of capital including the issuance of debt and/or equity securities.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2007 and 2006

Revenues and Cost of Revenues (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Government contracts	$627	$725	$1,855	$1,563
Cost of government contracts	(593)	(684)	(1,768)	(1,476)
Products	828	968	1,726	3,050
Cost of products	(307)	(412)	(858)	(973)
Service contracts	164	88	386	205
Collaboration agreements	62	63	187	63

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the Department of Defense (or “DoD”), we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period. Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD.

The changes in government contract revenues for both the three- and nine-month periods ended September 30, 2007 vs. 2006 reflects ongoing performance of our electrochemical detection, microfluidics and influenza genotyping contracts during the 2007 and 2006 periods.  Changes in the number of contracts underway coupled with changes in the underlying contract activity contributes to the overall increase or decrease in contract revenue from period to period.  These changes in contract activity also contribute to the change in government contract costs during the three- and nine-month periods ended September 30, 2007 vs. 2006.

Product Revenues and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products.  Product revenues include the sale of CustomArray 12K DNA expression arrays, ElectraSenseTM microarray readers and related hardware during the three- and nine month periods ended September 30, 2007, compared to DNA synthesizer instruments and 12K DNA expression arrays during the comparable 2006 periods.

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

Operating Expenses (In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Research and development expenses	$1,924	$2,819	$4,874	$7,380

Research and Development Expenses.  The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX.  The overall decrease is partially offset by an increase in non-cash stock compensation charges of $793,000 and $1.2 million recognized for the three- and nine-month periods ended September 30, 2007, respectively, vs. $311,000 and $797,000 in the comparable 2006 periods, respectively.  The increase was primarily due to a one-time charge of $781,000 incurred during the third quarter of 2007 from unvested AR-CombiMatrix stock options that became fully vested on the Redemption Date as a result of the split-off of CombiMatrix from Acacia.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Marketing, general and administrative expenses	$2,167	$2,661	$6,956	$9,691
Patent amortization and royalties	332	366	994	1,075
Equity in loss of of investees	248	253	770	786

Marketing, General and Administrative Expenses.  The decrease for both the three- and nine-month periods ended September 30, 2007 vs. 2006 was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment that significantly reduced our office space and lease rates, reduction in sales and marketing staff and expenses at our Mukilteo operations and overall reductions in general and administrative staff, which included one-time bonuses and severance-related costs in the first quarter of 2006, which were not incurred in 2007.  The overall decrease is partially offset by an increase in non-cash stock compensation charges of $629,000 and $963,000 recognized for the three- and nine-month periods ended September 30, 2007, respectively, vs. $277,000 and $959,000 in the comparable 2006 periods, respectively.  The increase was primarily due to a one-time charge of $560,000 incurred during the third quarter of 2007 from unvested AR-CombiMatrix stock options that became fully vested on the Redemption Date as a result of the split-off of CombiMatrix from Acacia.

A summary of the main drivers of the changes in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007 vs. 2006	September 30, 2007 vs. 2006

Decrease in marketing and sales expenses	$(162)	$(704)
Increase (decrease) in G&A expenses at CMDX	74	(519)
Decrease in salaries and benefits	(126)	(423)
Decrease in facilities lease and related costs	(488)	(1,234)
Increase in legal expenses	55	232
Increase in allowance for bad debt expense	16	241
Decrease in consulting and professional fees	(146)	(113)
Increase in non-cash stock compensation	352	4
Decrease in other general and administrative expenses	(69)	(219)

Other Non-Operating Items

Warrant Gains.  Prior to the Redemption Date and in accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” and related interpretations, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liabilities are reflected in the consolidated statement of operations.  On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date.  In accordance with EITF 00-19 and related guidance, the fair value of the warrants as of the close of trading on August 14, 2007 (the last day that the warrants were exercisable in AR-CombiMatrix common stock) of $9.1 million was classified to additional paid-in capital.  We do not expect to incur additional warrant gains or charges in the future for our existing common stock purchase warrants.

Inflation

Inflation has not had a significant impact on our company.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$(9,136)	$(11,848)
Investing activities	(1,512)	6,266
Financing activities	5,410	2,220
Decrease in cash and cash equivalents	$(5,238)	$(3,362)

At September 30, 2007, cash and cash equivalents and short-term investments totaled $10.5 million compared to $14.3 million at December 31, 2006.  Working capital at September 30, 2007 was $9.6 million, compared $12.0 million at December 31, 2006.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

Cash receipts from customers for the nine months ended September 30, 2007, were $3.3 million, comprised of $1.5 million from the sale of array products and services and $1.8 million in payments received from the DoD.  Cash receipts in the comparable 2006 period totaled $4.5 million, comprised of $2.6 million from the sale of array products and services and $1.9 million in payments received from the DoD.  Cash outflows from operations (excluding cash receipts from customers) for the nine months ended September 30, 2007 and 2006 were $12.4 million and $16.3 million, respectively.

The change in net cash flows provided by (used in) investing activities was due primarily to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  For the nine months ended September 30, 2007 and 2006, we incurred $122,000 and $495,000, respectively, of capital expenditures.

Our net cash outflows from investing activities for the nine months ended September 30, 2006, included additional contractual investments in Leuchemix totaling $1.4 million.  There were no such investments for the nine-month period ending September 30, 2007.

The increase in net cash flows provided by financing activities was due primarily to the completion of a registered direct offering of AR-CombiMatrix common stock in May of 2007 for $5.0 million as well as the exercise of AR-CombiMatrix common stock warrants totaling $368,000 during February of 2007, compared to $2.1 million in net proceeds received from the sales of AR-CombiMatrix common stock during the comparable 2006 period.  See Notes 4 and 6 to our consolidated financial statements included in Part I, Item I of this report.

Based on our ending cash balances as of September 30, 2007, we believe that our cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet our cash requirements through September 2008.  In order for us to continue to meet our cash requirements beyond this point, we will be required to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.  As discussed in Note 1 to the consolidated financial statements included herein, the anticipation that we would be required to obtain additional financing in the foreseeable future raised substantial doubt about our ability to continue as a going concern beyond December 31, 2007.  However, we believe that we have resources to remain a going concern through September of 2008 based primarily on the May 4, 2007 financing discussed above and in Note 6 of our consolidated financial statements, as well as our cost reduction efforts.  In addition to seeking capital from outside sources, our plans in regard to these matters included reductions in personnel and in fixed overhead costs (e.g., our lease commitment reduction discussed elsewhere herein) made in late 2006 and early 2007.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

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

•                  our ability to license technology;

•                  competing technological developments;

•                  the creation and formation of strategic partnerships; and

•                  the costs associated with leasing and improving our Irvine, California facility; and other factors that may not be within our control.

Pursuant to the tax allocation agreement executed between us and Acacia, we have agreed not to take certain actions for two years following the split-off, unless we obtain an IRS ruling or an opinion of counsel to the effect that these actions will not affect the tax-free nature of the split-off.

These actions include certain issuances of our stock, a liquidation or merger of our company, and dispositions of assets outside the ordinary course of our business.  If any of these transactions were to occur, the split-off could be deemed to be a taxable distribution to Acacia.  In particular, we have agreed to indemnify Acacia for any tax resulting from an acquisition by one or more persons of a 50% or greater interest in our company.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007 or beyond. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of September 30, 2007:

	Payments Due by Period (in thousands)
					2011 and
	2007	2008	2009	2010	Thereafter

Operating leases	$136	$552	$495	$333	$—
Minimum license payments	125	—	—	—	—
Minimum royalty payments	25	100	100	100	775
Total contractual cash obligations	$286	$652	$595	$433	$775

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In connection with the complaint Mr. Jeffrey Oster filed against CombiMatrix Corporation and others on July 17, 2007, as previously disclosed in our Quarterly Report for the period ended June 30, 2007, we have alleged counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages.  We continue to vigorously defend against Mr. Oster’s claims.  A trial date has been scheduled for early in the first quarter of 2008.

On September 2, 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of CombiMatrix Corporation, filed a complaint in the Superior Court for King County, Washington (Cause No. 05-2-37874-3 SEA), asserting claims arising out of the resignation of their employment with CombiMatrix and seeking unpaid bonus compensation and other damages as well as other claims regarding certain intellectual property rights.  We believe these claims are without merit and intend to vigorously defend against them.  We have asserted intellectual property counterclaims against Mr. Strathmann and have asked for certain injunctive relief and damages based on those counterclaims.  A trial date has been scheduled for early in the first quarter of 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2007, CombiMatrix Corporation issued 3,000 shares of unregistered CombiMatrix common stock pursuant to the terms of a consulting services agreement between CombiMatrix Corporation and a third-party consultant.  The consulting services agreement is more fully described in Part II, Item 2 of the Quarterly Report of CombiMatrix Corporation for the period ended June 30, 2007, incorporated by reference herein and included as Exhibit 99.1 of this report.

The issuance and sale of these securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D.  The sale did not involve a public offering or general solicitation and was limited to a single accredited investor.  No commissions were paid on the issuance and sale of the shares.  The stock certificates issued pursuant to the consulting agreement have contained a restrictive legend in accordance with Rule 144.

Item 6.  EXHIBITS

10.1	Amendment No. 1 to Lease (1)

10.2	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Part II, Item 2 of Quarterly Report of CombiMatrix Corporation for Period Ended June 30, 2007

(1)	Incorporated by reference to the Form 8-K of CombiMatrix Corporation filed with the Commission on July 7, 2007, as File No. 07975313
(2)	Incorporated by reference to the Form 8-K of CombiMatrix Corporation filed with the Commission on July 31, 2007, as File No. 071010714

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

		By:	/s/ Amit Kumar
Amit Kumar
Chief Executive Officer
(Authorized Signatory)

		By:	/s/ Scott R. Burell
Scott R. Burell
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT

10.1	Amendment No. 1 to Lease (1)

10.2	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Part II, Item 2 of Quarterly Report of CombiMatrix Corporation for Period Ended June 30, 2007

(1)	Incorporated by reference to the Form 8-K of CombiMatrix Corporation filed with the Commission on July 7, 2007, as File No. 07975313
(2)	Incorporated by reference to the Form 8-K of CombiMatrix Corporation filed with the Commission on July 31, 2007, as File No. 071010714