Form 10-K
period 2007-12-31
CombiMatrix Corp
filed 2008-03-19
CIK 1383183

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-1383183

COMBIMATRIX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation organization)	47-0899439 (I.R.S. Employer Identification No.)
6500 HARBOUR HEIGHTS PARKWAY, SUITE 303, MUKILTEO WA (Address of principal executive offices)	98275 (Zip Code)

Registrant's telephone number, including area code: (425) 493-2000

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    ☐ No    ☒

         As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates was $34,922,885, based upon the last reported sale price of Acacia Research—CombiMatrix Common Stock on that date as reported by Nasdaq. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 7, 2008, was 6,009,018.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007
COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in Item 1.A of Part I of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

        As used in this Form 10-K, "the Company," "we," "us" and "our" refer to CombiMatrix Corporation and its subsidiary companies.

Item 1.    BUSINESS

Overview

        CombiMatrix Corporation was originally incorporated in October of 1995 as a California corporation and later reincorporated as a Delaware corporation in September of 2000. On December 13, 2002 (the "Merger Date"), we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock") and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as "the CombiMatrix group," whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia's technology business, referred to as "the Acacia Technologies group."

        In 2006, Acacia announced its intent to split off the Company from Acacia as an independent public company (the "Split Off"). On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1934 to be redeemed for AR-CombiMatrix stock. On June 8, 2007, the SEC declared our registration statement effective. On August 15, 2007 (the "Redemption Date"), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the "Redemption Ratio"), which currently is traded on the Nasdaq Global Market. As of the Redemption Date, we are no longer a subsidiary of, nor are we affiliated with, Acacia.

  Description of the Company

        We are a diversified biotechnology business, utilizing proprietary technologies to develop products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce user-defined, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), a wholly owned subsidiary of the Company located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis. Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.

Technologies

  Semiconductor Based Array

        Our semiconductor based array technology enables the rapid, parallel synthesis immobilization and detection of molecules and materials at discrete electrodes on a semiconductor chip. These chips, also known as microelectrode arrays, are used in multiple applications in the areas described above. Our technology integrates semiconductor micro-fabrication, proprietary software, chemistry and hardware into systems that we believe will enable us, our customers and our partners to design and fabricate arrays for biological, diagnostic, material sciences and nanotechnology applications, typically within a few days. Our system should enable researchers to conduct rapid, iterative experiments in each of these fields.

        The primary use of this technology is the fabrication of oligonucleotide arrays. Oligonucleotides are short sequences of deoxyribonucleic acid, or DNA, which when synthesized in an array format, can be used to perform several types of genetic analysis. The most common types of analyses using these arrays are the evaluation of gene expression or the identification of mutations. Gene expression is the term used to describe the identification of genes in a cell that are expressed or not expressed or "active" or "inactive." By evaluating the expression patterns of normal cells versus suspected diseased cells one may be able to diagnose that disease and also provide information on how to address that disease. Abnormal expression patterns have been implicated for a number of diseases.

        Mutation analysis is the identification of specific changes to the sequence of DNA that may be linked to particular diseases or drug responses. By identifying a specific mutation in an individual's genome, it may be possible to identify a disease, pre-disposition to disease or potential drug response.

        Utilizing this platform technology, we have designed and built DNA synthesizer instruments, which we use in our manufacturing facilities to fabricate our DNA arrays. We also sell these instruments to customers who desire to manufacture arrays in their own facilities utilizing semiconductor chips supplied by us. Additionally, we have built an array reader that utilizes the electronic nature of our array for the analysis of genetic experiments.

  Bacterial Artificial Chromosome Arrays (or "BAC Arrays")

        Our BAC Arrays enable us to perform comparative genomic hybridization ("CGH") studies to evaluate gross genetic anomalies in genomes. These arrays incorporate BACs, which are fragments of DNA that have been cloned or manufactured in a bacteria. These fragments can be placed on a substrate, in our case a chemically modified glass slide. These BACs are either developed by us or obtained through other sources. We utilize these arrays to perform CGH analysis in a diagnostic and research setting to identify genetic imbalances in the form of copy number differences. CGH analysis allows us to compare the genomic DNA of a normal individual with that of an individual who may have a disease. This type of analysis evaluates the genes rather than the expression of those genes. CGH analysis is useful in evaluating gross defects in an individual's genome, such as copy number differences. Copy number differences are situations where a gene or a large portion of a gene is missing or an extra copy exists.

        Utilizing these array technologies, we are engaged in three strategic business areas:

  1.
  The development of services and products in the field of molecular diagnostics, also known as personalized medicine;

  2.
  The development, manufacture and sale of research tools and services to life sciences researchers; and

  3.
  The development, manufacture and sale of biosensor systems and technology for national defense and homeland security.

  Technologies and Compound Libraries for Oncological Drug Development

        Through our minority ownership of Leuchemix, we have access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix has access to state of the art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems. Leuchemix also has licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncology indications including hematological disorders as well as solid tumors. Leuchemix's lead compound is a modified natural product that has demonstrated pre-clinical activity against several cancers including hematological disorders as well as solid tumors. This compound, referred to as LC-1, is being developed with the goal of entering clinic trials in 2008.

Market Overview

        The markets for our products and services include pharmaceutical and biotechnology markets (also referred to as life sciences), molecular diagnostics, national defense and homeland security applications. In the future, if we are successful in developing approved drugs either internally or through our investments in companies such as Leuchemix, Inc., our market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. In addition, there may be opportunities for our products and services to address consumer-based genetic analysis as that market develops. At this time, the majority of our commercial efforts are focused on developing and marketing molecular diagnostics services.

  General Overview of Molecular Diagnostics, Life Sciences and Pharmaceutical Industries

        The molecular diagnostics market is a sub-segment of the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of genetic analysis of individuals to make medical decisions in the diagnosis of disease as well as the management of patients. The sequencing of the human genome and associated research as well as advances in technology are enabling the growth of this market. Most experts believe that over the next few decades, the use of molecular diagnostics will grow rapidly and will have a revolutionary impact on the way medicine is practiced.

        Additionally, the pharmaceutical and biotechnology industries continue to face increasing costs and risks in the drug discovery, development and commercialization process. A primary component of the cost is the effort expended on drugs that failed to meet clinical and regulatory requirements due to a poor safety profile, efficacy in a small fraction of the patient population, or other similar reasons. By identifying patients who are more likely to respond favorably to a drug (and excluding those that will either not respond or have an adverse response), the potential market for the drug is decreased but the chance of achieving regulatory approval is increased. Stratification of patient populations can be performed by analysis of blood or tissue of patients for genetic biomarkers or expression patterns that are characteristic of responders and non-responders.

        While there are multiple technologies being developed to address the noted molecular diagnostic applications, we feel that our technology and products are ideally suited to aid in many of these market segments.

  Genes and Proteins

        The human body is composed of billions of cells each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual's DNA is called the genome, and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is composed of a strand of four types of nucleotide bases, referred to as A, C, G and T. The bases of one DNA strand bind to the bases of the other strand in a specific orientation to form base pairs: the base A always binds with the base T and the base G always binds with the base C.

        The human genome has approximately three billion nucleotides and their precise order is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is copied to a specific type of RNA, called messenger RNA, or mRNA. The mRNA provides instructions for the synthesis of proteins. Proteins direct cellular function and the development of individual traits and are involved in many diseases. Abnormal variations in the sequence of a gene, in the level of gene expression, or large anomalies (such as deletions, extra genes, etc.) can interfere with the normal physiology of particular cells and lead to a disease, a predisposition to a disease or an adverse response to drugs.

  Genes and Molecular Diagnostics

        There are a number of types of genetic analysis that can be useful in a diagnostic context. They include (i) gene expression profiling, (ii) comparative genomic hybridization, (iii) and mutation analysis. For many diagnostic applications using the above paradigms, it is only necessary to analyze either only one or a small number of genetic factors. For such situations, there are a number of ubiquitous techniques to perform the analysis. However, when a larger number of genetic factors need to be analyzed to make a medical decision, the most efficient method of analysis is a microarray. We feel that our microarrays provide advantages over other microarrays for molecular diagnostic applications.

  Gene Expression Profiling

        Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary between genes and proteins. By comparing gene expression patterns between cells from normal tissue and cells from diseased tissue, researchers may identify specific genes or groups of genes that play a role in the presence of disease. Studies of this type, used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. As the correlation between gene expression patterns and specific diseases is determined, we believe that gene expression profiling will have an increasingly important role as a diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly as the combination of the sequencing of various genomes and the availability of more cost-effective technologies further develops.

        Our gene expression arrays utilize sequences of genes that can hybridize or bind to their complementary sequences. By analyzing the amount of bound material, we are able to identify whether a particular gene has been expressed and what level of expression exists. By exposing a suitably processed genetic sample from a tissue or tissues, one is able to monitor the expression pattern and compare that pattern to previously validated patterns that are characteristic of a disease.

  Array Comparative Genomic Hybridization

        CGH is the study at the gene level of gross level anomalies such as copy number polymorphisms. Array CGH is the use of an array that multiplexes the analysis of a large portion of the genome. Unlike gene expression, which monitors the activity of genes, CGH analysis studies and identifies defects at the gene level that are characteristic of disease, predisposition to diseases, the clinical course of a disease or response to drugs. Our CGH arrays utilize probes, cloned or manufactured in bacteria, which are referred to as bacterial artificial chromosomes or BACs. Recent studies have shown that copy number polymorphisms are the cause of many diseases, susceptibility to disease, and differing responses to therapy.

  Genetic Mutations

        The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. SNPs are believed to be associated with a large number of human diseases, although most SNPs are believed to be benign and not to be associated with disease. It is believed that the genetic component of most major diseases is associated with a combination of SNPs.

  Array-Based Analysis

        Traditional technologies for analyzing genetic or protein variation and function generally perform experiments individually, or serially, and often require relatively large sample volumes, adding significantly to the cost of conducting experiments. Arrays were developed to overcome the limitations of traditional technologies and enable the parallel evaluation of large numbers of genetic factors.

        An array is a collection of miniaturized test sites arranged in a manner that permits many tests to be performed simultaneously, or in parallel, in order to achieve higher throughput. The average size of test sites in an array and the spacing between them defines the array's density. Higher density increases parallel processing throughput. In addition to increasing the throughput, higher density reduces the required volume of the sample being tested, and thereby lowers costs. Principal commercially available ways to produce arrays include mechanical deposition, bead immobilization, inkjet printing and photolithography.

        While current array technologies have revolutionized drug discovery and development and are poised to enter the molecular diagnostics markets, we believe that our advanced array technologies provide improved characteristics, including flexibility, superior cost metrics, and increased performance, which address certain needs not addressed by conventional arrays.

  The CombiMatrix Solution

        We believe that our microarrays will offer several important advantages over competing arrays, including flexibility, cost, performance, and other capabilities. Also, we believe that we are the only company that utilizes both in-situ synthesized oligomer arrays and spotted BAC arrays.

Products and Services

  CustomArray® Platform

        Our primary product for genetic studies is marketed under the trade name CustomArray, which is a highly flexible oligonucleotide array that addresses researchers' specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost.

CustomArray microarrays currently come in two density formats: first are the medium-density CustomArray 12K array and the CustomArray 4 X 2K array. The CustomArray 12K array enables analysis of up to 12,000 genes, whereas the 4 X 2K array enables the analysis of four separate experiments of up to 2,000 genes each. Second is the CustomArray 90K array, which enables the analysis of approximately 90,000 genes in one experiment. This enables analysis of the full human genome, or that of other species with redundant probes for better performance and reliability.

        The CustomArray microarray is an advanced tool used to understand gene expression by measuring mRNA activity within a cell type or groups of cells, enabling users to understand and diagnose disease, predisposition to disease, drug response as well as provide information regarding and drug development. The CustomArray microarray can also be used as a SNP genotyping tool providing statistics on the effect of a SNP or groups of SNPs, giving rise to data that is important in diagnostic testing. Because of the product's flexibility, researchers have utilized and are evaluating the use of CustomArray microarrays for other applications such as gene assembly, sequencing, protein translation and others. CustomArray microarrays have been designed to be read on most commercially available scanners, thus enabling many researchers to perform assays without requiring additional capital expenditures for scanning equipment that several competing technologies require. These arrays can also be read electrochemically using our ElectraSense™ reader.

  CatalogArray™ Microarrays

        We have also launched several dozen CatalogArray Microarrays, which are pre-designed arrays built using our platform that can be used for gene expression studies, mutation analysis, and other studies. These arrays include several human genome sets, mouse, rat, dog and several other organisms including plants, animals, bacteria and viruses. These arrays are updated as new genetic or sequence information is published. In addition, similar to CustomArray microarrays, our CatalogArray microarrays have been designed to be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer. These arrays can also be read electrochemically using our ElectraSense™ reader.

  Micro-RNA Arrays

        We also offer a series of arrays that can be used to study micro-RNA molecules, which are relatively small strands of RNA molecules in cells that appear to have significant regulatory control over cell function. Until recently, micro-RNA molecules were thought to be oddities and perhaps superfluous genetic material. However, recent research indicates that these molecules play a significant role in the physiology of the cell. We offer Micro-RNA Arrays for human, mouse, rat and other organisms. These arrays are updated as new information is published. In addition, similar to CustomArray microarrays, our Micro-RNA Arrays have been designed to be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer.

  DNA Array Synthesizer

        Our DNA Array Synthesizer is a bench-top instrument that enables researchers to fabricate DNA arrays to their exact specifications with complete control over the content that is synthesized onto the array. The system consists of a synthesizer instrument that is operated by a personal computer. The synthesizer is connected to a cabinet that contains reagents necessary for array synthesis. The system is able to fabricate up to eight 12K arrays within a 24-hour period, or up to thirty-two 2K sectored arrays in the same period of time. The synthesizer's flexibility enables researchers to synthesize multiple designs or the same design in each synthesis run. To operate the synthesizers, researchers must purchase blank microarray slides (i.e., slides on which no DNA synthesis has been performed) from us and reagents from either us or other vendors.

  Stripping Reagents

        We have created the first commercially available array stripping kit. The kit allows researchers to re-use our microarrays up to four times. The ability to re-use microarrays reduces the cost per microarray to the researcher while eliminating problems associated with chip-to-chip reproducibility.

  ElectraSense™ Reader-Electrochemical Scanning Instrument

        The ElectraSense Reader is a compact scanner for CombiMatrix arrays. The ElectraSense Reader was developed to provide the market with a compact, inexpensive and easy to use scanner for performing array experiments. Current arrays, including those manufactured by us, are designed to be analyzed using optical scanning instruments. While these scanners are quite functional, they are also relatively expensive, bulky and can be difficult to use. Due to the electrochemical nature of our arrays, it is possible to scan them using an electrochemical scanner as well as an optical scanner. The advantages of the electrochemical scanner arise out of the fact that the ElectraSense Reader does not have any optical components (such as lasers, lenses and optical detectors). By eliminating these components, we believe that the ElectraSense Reader is more compact, cost efficient and easier to use than most optical scanners. The ElectraSense Reader is designed to read only CombiMatrix arrays.

  Comparative Genomic Hybridization Arrays

        Our CGH arrays are fabricated using a traditional spotting instrument, and are prepared on glass substrates. These arrays are used for research applications as well as molecular diagnostic applications.

Applications

  Pharmaceutical and Life Sciences Research and Development Applications

        To date, our products have been used primarily for research and development applications by academic and industrial researchers. Our products have and can be used for such diverse applications as drug target discovery and validations, genotyping, pathogen detection, agricultural analysis and others. In addition, our products can be used to synthesize oligonucleotides that are then utilized in various research applications. Due to the flexibility of our technologies, we expect the potential research and development applications of our products to continually expand.

  Molecular Diagnostics Applications

        In addition to the life science research and development applications of our products, we feel that our proprietary products have utility in the emerging field of molecular diagnostics. The current market for molecular diagnostics in the United States is growing and it is expected that the growth rate will accelerate as more products and technologies are brought to bear on the opportunity.

        We have formed a wholly owned subsidiary, CMDX, to take advantage of the capabilities of our DNA array technologies to develop molecular diagnostic services and products. The primary focus of CMDX's efforts will be the development of diagnostic services for the diagnosis of diseases, for the management of patients, as well as the stratification of patients during clinical trials. CMDX plans to be a fully functional molecular diagnostics laboratory and has received federal certification by the Clinical Laboratory Improvement Amendments ("CLIA") as well as by other state and local regulatory agencies that are required for analysis of patient samples. As such, CMDX is currently operating as a service organization, providing testing services for patients. Although many of CMDX's initial services are designed to avoid pre-market approval by the United States Food and Drug Administration (or "FDA"), many of the services CMDX will provide may require different levels of regulatory approval from the FDA.

  Constitutional Analysis (the CA 650, 850, and 1000 suite of tests)

        The focus of the CA suite of array tests is pre- and post-natal analysis for the diagnosis of developmental delays in children. Children who present with developmental delays during early childhood are often not easily diagnosed. An accurate diagnosis is essential to provide good guidance on the developmental expectations of the child.

        Additionally, pre-natal analysis is dominated by the use of the standard chromosomal analytical technique of karyotyping. Pre-natal analysis is utilized to determine if a fetus has a genetic defect that could lead to problems after birth.

        In the third quarter of 2006, we introduced our first constitutional genetic array test (the CA 650), which can identify over 50 different genetic disorders in one multiplexed analysis. In October of 2006, the FDA indicated that this test does not require approval under its guidance (IVDMIA-In Vitro Diagnostics Multivariate Index Analysis). Therefore, this test has been launched under CLIA guidelines and is available for patients and physicians today. In 2007, we launched two upgrades of this test (the CA-850 and CA-1000). The CA-1000 can identify 65 genetic causes of developmental problems in children.

  ATScan for the Diagnosis of Autism Spectrum Disorder

        ATScan is designed to detect known genomic copy-number variations (or CNVs) associated with Autism Spectrum Disorder (or ASD). While there is considerable debate as to all of the possible causes of ASD, numerous studies have reported that structural changes, in particular CNVs of specific chromosomal regions, can be involved as predisposition factors. ATScan incorporates the latest genomic information linked to pre-disposition to ASD.

  HemeScan™ Hematological Disorders

        Another area of focus is cancer. In the United States alone, the American Cancer Society indicates that 1.4 million individuals are diagnosed with cancer annually, and this rate is expected to grow rapidly as the overall population, including the "baby boomer" generation, ages. At any given time in the United States, there are several million living patients that either have cancer or are cancer survivors that are at high risk for recurrence. Patients who are newly diagnosed with cancer require significant levels of care, which includes surgery, hospital stays, examinations, drugs and diagnostics. CMDX has developed and continues to develop a series of products that, through the genetic analysis of blood, tissue or biopsy samples, will provide information to physicians in managing their patients.

        We have launched a family of diagnostic services known as HemeScan-CLL (or Chronic Lymphocytic Leukemia), HemeScan-ALL (or Acute Lymphoblastic Leukemia) and HemeScan-MDS (or Myelodysplastic Syndrome). For each of these services, our array-based test is designed to evaluate the underlying genetic aberrations extant in these disorders in order to enable prognosis of the clinical course of the disease. Such information can then be utilized by oncologists, in concert with other tests, to make better patient management decisions and recommendations.

  Homeland Security and Defense Applications

        Through U.S. government funding, our array technology is being developed to simultaneously detect toxins, viruses, and bacteria using either genomic analysis or antigen-antibody experiments, or assays. The ability to conduct over 12,000 individual assays simultaneously means that our arrays can be configured to detect many biothreat agents of interest to the U.S. Department of Defense and Department of Homeland Security within hours and with a high degree of certainty that surpasses current technologies. Our goal is that these systems will eventually be portable and ultimately be completely automated.

        Our technology can simultaneously identify hundreds of different microbes (including viruses), determine their ability to cause disease, and discover their characteristics, such as antibiotic resistance.

Working with academia, industry, and government laboratories, we are developing assays, arrays and bioinformatics for quickly identifying human, animal, and plant pathogens in a single-assay format. This format and single test eliminates the need for a different test for each disease or threat and eliminates the time lost in developing a new test for each new disease or threat. For disease-control agencies, it simplifies the process, reduces costs, and allows more rapid identification and reaction, all in an environment where increased time can equate to increased illness and loss of lives.

        This program is enabled by the characteristic of our array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and our other products utilize these methods, we feel that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components, their corresponding mechanical requirements as well as their power requirements, we feel that we will be able to build detection systems that will be less expensive, smaller, lighter and portable. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

        Though the initial focus of our government-funded development program is a product for military and homeland security markets, the core technology being developed will be applicable to products in the life sciences, molecular diagnostics, and other human healthcare markets, as well. An example of a test that has been developed substantially with government funding is our Influenza A array. This array is designed to identify specifically and objectively, which strain of Influenza A has infected an individual. This test can be used on animal samples as well as human samples. The array has been validated in collaboration with a World Health Organization laboratory, and has been used in collaboration with the U.S. government in monitoring birds that may be infected by Influenza A, including the H5N1 strain that is known commonly as Eurasian Bird Flu.

Our Strategy

  Focusing on High-Growth Markets

        In 2007, we broadened our strategy from selling products and services exclusively to the academic and industrial research and development markets to also include selling products and services into the molecular diagnostic market. We feel that the molecular diagnostic market provides the greatest opportunity for us to benefit individual patients. We also believe that this market offers us the greatest opportunity for growth and value creation. We have allocated our resources accordingly.

  Partnering to Expand Marketing and Sales Efforts

        We plan to pursue multiple relationships to facilitate the expansion of our array services. We hope to enter into relationships and collaborations to gain access to sales marketing and distribution channels.

  Expanding Our Offerings

        We intend to utilize the flexibility of our array technologies to develop multiple diagnostic services. In addition to providing new sources of revenue, we believe these product lines will further our goal of establishing our company as a leader in the molecular diagnostic market.

  Strengthening Technological Leadership

        We plan to continue advancing our proprietary technologies through our internal research efforts, collaborations with industry leaders and strategic licensing. We may also pursue acquisitions of complementary technologies and leverage our technologies into other value-added businesses.

  Protecting and Strengthening Intellectual Property

        Currently, we have six patents issued in the United States, three patents issued in Europe, three patents issued in Australia, one patent issued in Hong Kong, one patent issued in Israel, one patent issued in China, and 100 patent applications pending in the United States, Europe and elsewhere that, together with our trade secrets, are intended to protect our proprietary technologies in those markets where we operate and where a market for our products and services exists. We plan to build our intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. We also plan to pursue patent protection for downstream products created using our proprietary products.

Regulatory Matters

        We sell array products primarily to the biotechnology and academic communities for research applications as well as non-life sciences customers. We also sell molecular diagnostic services in the United States under CLIA guidelines. Therefore, we do not believe that our initial products require approval from, and are not regulated by, the FDA. In October of 2006, the FDA provided its opinion regarding the regulatory nature of our first test in a letter addressed to CMDX. The text of that letter, which can be found on our corporate website at www.combimatrix.com, indicated that the FDA did not believe that CMDX's device, as described to the FDA, met the definition of an In-Vitro Diagnostic Multivariate Index Assay ("IVDMIA") as defined in the Draft Guidance document on IVDMIAs.

        Though we do not believe that our initial products are subject to regulations promulgated by the FDA or by foreign regulatory agencies, future products may require regulatory approval. Additionally, current FDA guidelines may change.

Subsidiaries

        During the second quarter of 2005, we formed a wholly owned subsidiary, CMDX, in order to exploit our array technologies in the field of molecular diagnostics. As of December 31, 2007, CMDX had 20 employees located in Irvine, California.

        We also own one-third of Leuchemix, which is a private drug development company focused on the area of oncology, located in Woodside, California.

Marketing and Distribution

        We are currently selling our products and services directly, with partners and through distributors to customers in the United States, Europe and Asia. In some cases, our agreements allow for exclusive distribution of various CustomArray products in specific territories and for distribution of locally synthesized CustomArray microarrays, where the manufacturer purchases and uses CustomArray synthesizers and supplies from us for use in their manufacturing process. Current manufacturers and distributors include BioInsight Pty. Ltd., Prisma Biotech Corp., Macrogen, Inc., and BioTeltec. Where appropriate, we intend to continue to market and sell our products directly or through distribution arrangements and/or through other strategic alliances.

        Our diagnostic services are being run at our CLIA laboratory in Irvine, California. We intend to market these services through web-based initiatives, trade-shows, direct sales and marketing. We also market our services through partnerships with other laboratories that enable us to leverage the commercial infrastructure of those companies.

Manufacturing

        We have developed automated, computer-directed manufacturing processes for the synthesis of sequences electrochemically or spotting of DNA, RNA, BACs, peptides or small molecules on our arrays.

Certain portions of our manufacturing are outsourced to subcontractors, while we conduct the steps involving synthesis or spotting of biological materials and quality control of our products.

        Substantially all of the components and raw materials used in the manufacture of our products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a materially adverse effect on our ability to manufacture products. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. We utilize non-standard semiconductor manufacturing processes to fabricate the electrode array, which is a key aspect of the array structure. Although we have a supply agreement in place with the semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply. These non-standard processes are not widely available, and it may be difficult or expensive to obtain sufficient quantities of semiconductor wafers if the current manufacturer changes or discontinues our manufacturing production capability.

Patents and Licenses

        We continue to build our intellectual property portfolio to protect our product in those markets where we operate and where a market for our products and services exists. In the United States, we have been issued six United States patents. Three of these patents (U.S. Patent No. 6,093,302, 6,280,595 and 6,444,111 all of which expire on January 5, 2018) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. These three patents have undergone ex parte reexamination in the United States Patent and Trademark Office, and all claims remain essentially the same as before the reexamination. The fourth United States Patent (U.S. Patent No. 6,456,942 which expires on January 25, 2020) describes and claims a network infrastructure for a array synthesis and analysis. The fifth United States Patent (U.S. Patent No. 7,075,187, which expires on November 9, 2021) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. Ex parte reexamination has been requested and granted for these fourth and fifth patents. The sixth United States Patent (U.S. Patent No. 7,323,320, which expires on September 12, 2020) is licensed to Codon Devices. No action has proceeded on the fourth patent, and the fifth patent will have a reexamination certificate issue without any changes to the claims. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in Europe (entire EU), Australia and Taiwan and are pending in the remaining major industrialized markets. We have filed patent applications relating to new methods of and materials for electrochemical synthesis and for electrochemical detection, which eliminates the need for optical readers. In total, we have 100 patent pending applications in the United States, Europe and elsewhere and 25 of those applications are pending in the United States.

        We seek to protect our corporate identity, products and services with trademarks and service marks. In addition, our trademark strategy includes protecting the identity and goodwill associated with our products and services. Currently, we have four registered trademarks (CUSTOMARRAY®, ELECTRASENSE®, HYB AND SEQ® and DESIGN-ON-DEMAND®) in the United States and seven trademarks registered in several foreign jurisdictions.

        We obtain licenses to the patent rights of others when required to meet our business objective. For example, we purchase chemical reagents from suppliers who are licensed under appropriate patent rights. Further, our policy is to obtain licenses from patent holders for our products and services whenever such licenses are required. We evaluate if and when a license is needed and obtain opinions from outside counsel where required.

        Our success will depend, in part, upon our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode any competitive advantage that we may have over our competition. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States; this lack of protection has resulted in many companies having significant problems in protecting their intellectual proprietary rights abroad. These problems can be caused by the absence of laws, rules and/or procedures for protecting intellectual property rights. In addition, the laws of foreign jurisdictions, such as the European Union, provide an opportunity for parties to oppose the granting of patents when such patents have claims that may be construed as too broad or significantly beyond the scope of the initial teaching or disclosure in the patent application as filed. Moreover, the laws of the United States provide an opportunity for parties to file for reexamination of issued U.S. Patents; however only prior art patents and publications can be used as the basis for a reexamination. Reexamination can result in narrowing of some claims and/or invalidation of some or all claims of a patent. With respect to European oppositions, we have been active and successful in European opposition proceedings against the patents of competitors. The basis for these proceedings has been these patents have claims that extend well beyond the scope of any teachings provided in the respective disclosures of the patents. However, there is no assurance that we will continue to be successful in such oppositions.

        Generally, uncertainty and complexity of the regulatory, legal, and factual questions complicate the intellectual property position of companies developing tools and drugs for the biotechnology and pharmaceutical industries, including our company. With respect to such complexities and our products and services, we will be able to protect our intellectual property rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. As such, our existing patents and any further patents we obtain may not be sufficiently broad to prevent others from practicing our specific technologies or developing competing products. Moreover, there is a risk that others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may challenge or invalidate our patents, or our patents may fail to provide us with any competitive advantage. Finally, enforcing our intellectual property rights may be difficult, costly and time consuming, and ultimately may not be successful.

        We also rely upon trade secret protection for our confidential and proprietary information. Additionally, we seek to protect our proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. Employees, collaborators or consultants still may disclose our proprietary information by breaching such agreements. Moreover, we may not be able to meaningfully protect our trade secrets. Furthermore, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets. Finally, former employees may knowingly violate such agreements.

        We cannot assure you that any of our patent applications will (i) result in the issuance of any additional patents, (ii) have priority of invention or filing date over applications of others for the same or similar invention or (iii) offer protection against our competitors. Furthermore, we cannot assure you that any patent issued to us will not be challenged, invalidated, narrowed in scope or circumvented in the future or that the intellectual property rights we have created will provide a competitive advantage. Finally, litigation and the resulting expenditures may be necessary to enforce our intellectual property rights or to determine the enforceability, scope of protection, or validity of the intellectual property rights of others.

Competition

        We expect to encounter competition for business opportunities from other entities having similar business objectives. Many of these potential competitors possess greater financial, technical, human and other resources than we do. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Technological advances or entirely different approaches developed by one or more of our competitors could render our processes obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by us.

        We are aware of other companies or companies with divisions that have, or are developing, technologies for the molecular diagnostic markets. We believe that our primary competitors will be Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Baylor College of Medicine, Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Genomic Health, Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Roche Diagnostics GmbH, Sequenom, Inc. and Signature Genomics. However, our market is rapidly changing, and we expect to face additional competition from new market entrants, new product developments and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future.

Research, Development and Engineering

        Our research and development expenses were $6.0 million, $9.5 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, research and development related non-cash stock compensation charges were $1.2 million, $1.1 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. We intend to invest in our proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of our products. We also plan to continue to invest in improving the cost-effectiveness of our products through further automation and improved information technologies. Our future research and development efforts may involve research conducted by us, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

        We are developing a variety of life sciences and non-life sciences products and services. Potential customers for these products operate in industries characterized by rapid technological development. We believe that our future success will depend in large part on our ability to continue to enhance our existing products and services and to develop other products and services that complement existing ones. In order to respond to rapidly changing competitive and technological conditions, we expect to continue to incur significant research and development expenses during the initial development phase of new products and services, as well as on an ongoing basis.

Government Grants and Contracts

        Government grants and contracts have allowed us to fund certain internal scientific programs and exploratory research. We retain ownership of all intellectual property and commercial rights generated during these projects. The United States government, however, retains a non-exclusive, non-transferable, paid-up license to practice the inventions made with federal funds pursuant to applicable statutes and regulations. We do not believe that the retained license will have any impact on our ability to market our products. We do not need government approval to enter into collaborations or other relationships with third parties.

        The following is a summary of our most recent contract awards from the federal government in connection with our biological and chemical array processor technology:

  •
  In July of 2007, we executed a one-year contract with the U.S. Department of Defense (or "DoD") to further development of our microarray technologies. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.2 million. The primary objective of this contract is to continue development of a multipathogen and chemical detection system based on our microarray technologies. This contract is currently ongoing.

  •
  In March of 2007, we executed a one-year contract with the DoD to advance our Influenza Genotyping System. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. The field-deployable system is based on our CustomArray® microarray platform and ElectraSense™ detection technologies. This contract is currently ongoing.

  •
  In August of 2006, we executed a two-year contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. This contract is currently ongoing.

  •
  In February of 2006, we were awarded a one-year contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents developed under the previous contracts and grants. Under the terms of the contract, we were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.1 million. This contract was completed in March of 2007.

  •
  In March of 2004, we were awarded a two-year, $5.9 million contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of the contract, we were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $5.9 million. This project was completed during 2005.

        We intend to continue to pursue grants and contracts that complement our research and development efforts.

Employees

        As of December 31, 2007, we had 57 full-time employees, 13 of whom hold a Ph.D. or an M.D. degree and 32 of whom are engaged in full-time research and development activities. We believe that we maintain good relationships with our employees.

Environmental Matters

        Our operations involve the use, transportation, storage and disposal of hazardous substances and as a result, we are subject to environmental and health and safety laws and regulations. The cost of complying with these and any future environmental regulations could be substantial. In addition, if we fail to comply with environmental laws and regulations, or releases any hazardous substance into the environment, we could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages, or could suffer a curtailment or shut down of our operations.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934. Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        You can also access financial and other information at our Investor Relations website. Our website is located at www.combimatrix.com. We make available free of charge on our web site our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

        The charters of our Audit Committee, our Compensation Committee and our Nominating and Governance Committee, are available on the Investor Relations section of our website under "Corporate Governance." Also available on that section of our website is our Code of Business Conduct and Ethics, which we expect every employee, officer and director to read, understand and abide by. This information is also available by writing to us at the address on the cover of this report.

Item 1A.    RISK FACTORS

        An investment in our securities involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

Risks Related To Our Business

We may not be able to meet our cash requirements beyond September of 2008 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

        As of December 31, 2007, we had $8.2 million in cash, cash equivalents and available-for-sale short-term investments, which we anticipate will meet our cash requirements through September of 2008. However, in order for us to continue as a going concern beyond this point, we will likely be required to obtain capital from external sources. As a result, the audit opinion on our consolidated financial statements for the year ending December 31, 2007, includes a qualifying paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financial statements included elsewhere in this report.

        We will continue to seek additional capital. If external financing sources are not available or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our CustomArray products and services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations in order to eventually achieve profitability.

        As of December 31, 2007, our available-for-sale short-term investments included $3.4 million of certain auction market securities, $1.9 million of which failed to settle at auction in February and March of 2008 and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. We cannot predict whether future auctions related these securities will be successful. The inability to liquidate the remainder of these securities at par value in the near future will further jeopardize our ability to meet our cash requirements and execute our business strategies. You should review the additional information about our liquidity and capital resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this annual report.

We may need to raise additional capital in the future, and if additional capital is not available on acceptable terms, we may have to curtail or cease operations.

        Our future capital requirements will be substantial and will depend on many factors including how quickly we commercialize our products, the progress and scope of our collaborative and independent research and development projects, the filing, prosecution, enforcement and defense of patent claims and the need to obtain regulatory approval for certain products in the United States or elsewhere. Changes may occur that would cause our available capital resources to be consumed significantly sooner than we expect.

        We may be unable to raise sufficient additional capital on favorable terms or at all. If we fail to do so, we may have to curtail or cease operations or enter into agreements requiring us to relinquish rights to certain technologies, products or markets because we will not have the capital necessary to exploit them.

We have a history of losses and expect to incur additional losses in the future.

        We have sustained substantial losses since our inception resulting in consolidated accumulated net losses of $157.1 million as of December 31, 2007. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur losses for the foreseeable future. Our consolidated cash and cash equivalents along with available-for-sale short-term investments totaled $8.2 million at December 31, 2007.

        To date, we have relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified above that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may suffer.

        We began commercialization of our CustomArray platform in 2004 and our molecular diagnostics services in 2006. Accordingly, have a limited operating history of generating revenues from products and services. In addition, we are still developing our product and service offerings and you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

If our stock price declines, this could result in a goodwill impairment.

        Our market value has approximated our book value at times during 2007. During April and September of 2007, our market value fell below our book value on several trading days, though our market value exceeded our book value by approximately $12.8 million as of December 31, 2007. Should our market value decline below our book value and if management concludes that the decline is other than temporary, our goodwill in the amount of $16.9 million as of December 31, 2007 could be impaired.

Because our business operations are subject to many uncontrollable outside influences, we may not succeed.

        Our business operations are subject to numerous risks from outside influences, including the following:

  •
  Technological advances may make our semiconductor based array technology obsolete or less competitive, and as a result, our revenue and the value of our assets could become obsolete or less competitive.

          Our products and services are dependent upon our semiconductor based array technology and our BAC array technology. These array-based technologies compete with conventional arrays that are used for the same purpose. Current array technologies have revolutionized drug discovery and development, and we believe that our array technology provides characteristics, including flexibility, superior cost metrics, and performance, which address certain needs of the life sciences market which are not addressed by conventional arrays and offers the latest in technological advances in this area. Our products and services are substantially dependent upon our ability to offer the latest in array technology in the SNP genotyping, gene expression profiling CGH and proteomic markets. We believe technological advances of conventional arrays are currently being developed by our existing competition and potential new competitors in the market, including Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Baylor College of Medicine, Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Genomic Health, Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Roche Diagnostics GmbH, Sequenom, Inc and Signature Genomics. We also expect to face additional competition from new market entrants and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. If these companies are able to offer technological advances, our products may become less valuable or even obsolete. While we continue to invest resources in research and development to enhance the technology of our products and services, we cannot provide any assurance that our competitors or new competitors will not enter the market with the same or similar technological advances before we are able to do so.

  •
  New environmental regulation may materially increase the net losses of our business.

          Our operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. If we were to be found in violation of these laws and regulations, we may face fines or other penalties. Also, any changes in these laws and regulations could increase our compliance costs, and as a result, could materially increase our net losses.

  •
  Our technologies face uncertain market value.

          Our business includes many products, some of which were recently introduced into the market. These technologies and products have not gained widespread market acceptance, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

          Further, we are currently developing products and services, some of which have not yet been introduced into the market. The level of market acceptance of these technologies, products and services will have a significant impact upon our results of operations, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

  •
  We obtain components and raw materials from a limited number of sources, and the loss or interruption of our supply sources may adversely impact our ability to manufacture our products to meet our existing or future sales targets.

          Substantially all of the components and raw materials used in the manufacture of our products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture products. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all.

        Any one of the foregoing outside influences may cause our company to need additional financing to meet the challenges presented or to compensate for a loss in revenue, and we may not be able to obtain the needed financing. Further, any one of the foregoing outside influences affecting our business could make it less likely that we will be able to gain acceptance of our array technology by researchers in the pharmaceutical, biotechnology and academic communities.

Our revenues will be unpredictable, and this may harm our financial condition.

        The amount and timing of revenues that we may realize from our business will be unpredictable because whether our products and services are commercialized and generate revenues depends, in part, on the efforts and timing of our potential customers. Also, our sales cycles may be lengthy. As a result, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage and cause our quarterly results to be below market expectations. If this happens, the price of our common stock may decline significantly.

We are deploying new and unproven technologies, which makes evaluation of our business and prospects difficult, and we may be forced to cease operations if we do not develop commercially successful products.

        We have not proven our ability to commercialize products on a large scale. In order to successfully commercialize products on a large scale, we will have to make significant investments, including investments in research and development and testing, to demonstrate their technical benefits and cost-effectiveness. Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit our ability to develop and commercialize our products. For example, our products may be found to be ineffective, unreliable or otherwise unsatisfactory to potential customers. We may experience unforeseen technical complications in the processes we use to develop, manufacture, customize or receive orders for our products. These complications could materially delay or limit the use of products we attempt to commercialize, substantially increase the anticipated cost of our products or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer.

If we do not enter into successful partnerships and collaborations with other companies, we may not be able to fully develop our technologies or products, and our business would be harmed.

        Since we do not possess all of the resources necessary to develop and commercialize products that may result from our technologies on a mass scale, we will need either to grow our sales, marketing and support group or make appropriate arrangements with strategic partners to market, sell and support our products. We believe that we will have to enter into additional strategic partnerships to develop and commercialize future products. If we do not enter into adequate agreements, or if our existing arrangements or future agreements are not successful, our ability to develop and commercialize products will be impacted negatively, and our revenues will be adversely affected.

We have limited experience commercially manufacturing, marketing or selling any of our potential products and services, and unless we develop these capabilities, we may not be successful.

        Even if we are able to develop our products and services for commercial release on a large scale, we have limited experience in manufacturing our products in the volumes that will be necessary for us to achieve commercial sales and in marketing or selling our products to potential customers. We cannot assure you that we will be able to commercially produce our products on a timely basis, in sufficient quantities or on commercially reasonable terms.

We face intense competition, and we cannot assure you that we will be successful competing in the market.

        We expect to compete with companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using established sequential and parallel testing technologies. We are also aware of other biotechnology companies that have or are developing testing technologies for the SNP genotyping, gene expression profiling, CGH and proteomic markets. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and our competitors improve their current products.

        The markets for our products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. Many of our competitors have greater financial and personnel resources and more experience in marketing, sales and research and development than we have. Some of our competitors currently offer arrays with greater density than we do and have rights to intellectual property, such as genomic information or proprietary technology, which provides them with a competitive advantage. If we were not able to compete successfully, our business and financial condition would be materially harmed.

If our new and unproven technology is not used by researchers in the pharmaceutical, biotechnology and academic communities, or by physicians and laboratories in the diagnostics market, our business will suffer.

        Our products may not gain market acceptance. In that event, it is unlikely that our business will succeed. Biotechnology and pharmaceutical companies, academic research centers and reference laboratories have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, our technologies are new and unproven. In order to be successful, our products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

  •
  the development of a market for our tools and diagnostic services for the analysis of genetic variation and function, the study of proteins and other purposes;

  •
  the benefits and cost-effectiveness of our products relative to others available in the market;

  •
  our ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

  •
  our ability to develop and market additional products and enhancements to existing products that are responsive to the changing needs of our customers;

  •
  the willingness and ability of customers to adopt new technologies requiring capital investments or the reluctance of customers to change technologies in which they have made a significant investment; and

  •
  the willingness of customers to transmit test data and permit us to transmit test results over the Internet, which will be a necessary component of our product and services packages unless customers purchase or license our equipment for use in their own facilities.

If third-party payors, such as insurance companies, managed care organizations and Medicare, do not provide reimbursement for our products, their commercial viability may be limited.

        Many of our diagnostic services are new and third-party payers may choose not to reimburse patients for such tests. Each third-party payer makes its own decision as to whether to establish a policy to reimburse for tests. If we are unable to garner broad payment support for our tests, we may have to ask patients to pay for tests themselves. This may reduce the use and ordering of our tests by physicians, and may limit our ability to fully realize the commercial value of our tests.

Our product development efforts may be hindered if we are unable to gain access to patients' tissue and blood samples.

        The development of our diagnostic products requires access to tissue and blood samples from patients who have the diseases we are addressing. Our clinical development relies on our ability to secure access to these samples, as well as information pertaining to their associated clinical outcomes. Access to samples can be difficult since it may involve multiple levels of approval, complex usage rights, privacy rights, among other issues.

If our current laboratory facility becomes inoperable or loses certification, we will be unable to perform our tests and our business will be harmed.

        Our diagnostic tests are operated out of our CLIA certified laboratory in Irvine, California. Currently, we do not have a second certified laboratory. Should our only laboratory be unable to perform tests, for any reason, our business will be harmed.

Our future success depends on the continued service of our engineering, technical and key management personnel and our ability to identify, hire and retain additional engineering, technical and key management personnel.

        There is intense competition for qualified personnel in our industry, particularly for engineers and senior level management. Loss of the services of, or failure to recruit, engineers or other technical and key management personnel could be significantly detrimental to the group and could adversely affect our business and operating results. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our products and business or to replace engineers or other qualified personnel who may leave the group in the future. Our anticipated growth is expected to place increased demands on our resources and likely will require the addition of new management personnel.

The expansion of our product lines may subject us to regulation by the FDA and foreign regulatory authorities, which could prevent or delay our introduction of new products.

        If we manufacture, market or sell any products for any regulated clinical or diagnostic applications, those products will be subject to extensive governmental regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Products that we manufacture, market or sell for research purposes only are currently not subject to governmental regulations as medical devices or as analyte specific reagents to aid in disease diagnosis. We believe that our success will depend upon commercial sales of improved versions of products, certain of which cannot be marketed in the United States and other regulated markets unless and until we obtain clearance or approval from the FDA and our foreign counterparts, as the case may be. Delays or failures in receiving these approvals may limit our ability to benefit from our new products.

As our operations expand, our costs to comply with environmental laws and regulations will increase, and failure to comply with these laws and regulations could harm our financial results.

        Our operations involve the use, transportation, storage and disposal of hazardous substances and as a result we are subject to environmental and health and safety laws and regulations. As we expand our operations, our use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, our failure to comply with laws and regulations, and any releases of hazardous substances into the environment or at our disposal sites, could expose our group to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of our operations. These types of events, if they occur, would adversely impact our financial results.

Our business depends on issued and pending patents, and the loss of any patents or our failure to secure the issuance of patents covering elements of our business processes would materially harm our business and financial condition.

        Our success depends on our ability to protect and exploit our intellectual property. Currently, we have six patents issued in the United States, nine patents granted in Europe, Australia, Taiwan and elsewhere and 100 patent applications pending in the United States, Europe and elsewhere. The patents covering our core technology begin to expire January 5, 2018.

        The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patent applications that are filed outside the United States, however, are published approximately eighteen months after filing. Similarly, patent applications that are filed in the United States will be published approximately eighteen months after filing unless the applicant has opted out of publication and will not file any foreign applications on the same invention. Due to the confidential nature of the patent application process, we cannot determine in a timely manner whether patent applications covering technology that competes with our technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Considering our patent applications and those of others, some of our patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a court. In contrast, in foreign jurisdictions, the first to file on the invention will generally prevail on a priority contest. If we are unsuccessful in these invention ownership proceedings, we could be blocked from further developing, commercializing or selling products and services that fall under the scope of the claims of the patents that issue to others. Regardless of the ultimate outcome, this ownership determination process can be time-consuming and expensive.

Any inability to adequately protect our proprietary technologies could materially harm our competitive position and financial results.

        If we do not protect our intellectual property adequately, competitors may be able to use our technologies and erode any competitive advantage that we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of laws, rules and/or methods for defending intellectual property rights.

        The patent positions of companies developing tools for the biotechnology, pharmaceutical and academic communities, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our existing patents and any future issued or granted patents we obtain may not be sufficiently broad in scope to prevent others from practicing our technologies or from developing competing products. Also there is a risk that others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may cause reexamination of our patents in the United States or may oppose our patents in Europe, either of which may result in narrower patent claims or cancellation of some or all of the patent claims. Moreover, our patents may be invalidated during enforcement proceedings or may fail to provide us with any competitive advantage. Enforcing our intellectual property rights may be difficult, costly, and time-consuming and, ultimately, may not be successful.

        We also rely upon trade secret protection of our confidential and proprietary information. While we have taken security measures to protect our proprietary information, these measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants still may disclose our proprietary information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Any litigation to protect our intellectual property, or any third-party claims of infringement, could divert substantial time and money from our business and could shut down some of our operations.

        Our commercial success depends in part on our non-infringement of the patents or proprietary rights of third parties. Many companies developing technology for the biotechnology and pharmaceutical industries use litigation aggressively as a strategy to protect and expand the scope of their intellectual property rights. Accordingly, third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may claim that use of our technologies infringes their current or future patents. We could incur substantial costs and the attention of our management and technical personnel could be diverted while defending ourselves against any of these claims. We may incur the same liabilities in enforcing our patents against others. We have not made any provision in our financial plans for potential intellectual property related litigation, and we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources.

        If parties making infringement claims against us are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block our ability to further develop, commercialize and sell products, and could result in the award of substantial damages against us. If we are unsuccessful in protecting and expanding the scope of our intellectual property rights, our competitors may be able to develop, commercialize and sell products that compete with us using similar technologies or obtain patents that could effectively block our ability to further develop, commercialize and sell our products. In the event of a successful claim of infringement against us, we may be required to pay substantial damages and either discontinue those aspects of our business involving the technology upon which we infringed or obtain one or more licenses from third parties. While we may license additional technology in the future, we may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, and such attempts may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products.

We could face substantial liabilities if we were sued for product liability.

        Product liability claims could be filed, if someone were to allege that our product failed to perform as claimed. We may also be subject to liability for errors in the performance of our tests. Product liability claims could be substantial. Though we believe we carry sufficient liability insurance, defense of such a claim could be time consuming and could result in damages that are not covered by our insurance.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

        Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, as our subsidiary companies' businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan.

Our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

        As our subsidiaries grow, the administrative demands upon our management will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support for our board of directors, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

As a public company we are subject to complex legal and accounting requirements that will require us to incur substantial expense and will expose us to risk of non-compliance.

        As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Ethical, legal and social concerns surrounding the use of genetic information could reduce demand for our products.

        Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our molecular diagnostic products, which could have a material adverse effect on our business.

Risks Related To Investment In Our Securities

Technology company stock prices are especially volatile, and this volatility may depress the price of our stock.

        The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly biotechnology companies, has been highly volatile. In addition, our stock has historically experienced greater price fluctuations than the biotechnology index of other Nasdaq listed stock. We believe that various factors may cause the market price of our stock to fluctuate, perhaps substantially, including, among others, announcements of:

  •
  our or our competitors' technological innovations;

  •
  developments or disputes concerning patents or proprietary rights;

  •
  supply, manufacturing or distribution disruptions or other similar problems;

  •
  proposed laws regulating participants in the biotechnology industry;

  •
  developments in relationships with collaborative partners or customers;

  •
  our failure to meet or exceed securities analysts' expectations of our financial results; or

  •
  a change in financial estimates or securities analysts' recommendations.

        In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm the business and financial results of our business.

While warrants to purchase our common stock are outstanding, it may be more difficult to raise additional equity capital.

        As of March 7, 2008, there were outstanding warrants to purchase approximately 2.4 million shares of our common stock. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

Future sales or the potential for future sales of our securities may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

        Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities.

We may fail to meet market expectations because of fluctuations in our quarterly operating results, which could cause our stock price to decline.

        Our revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods our revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

  •
  our unpredictable revenue sources, as described below;

  •
  the nature, pricing and timing of our and our competitors' products;

  •
  changes in our and our competitors' research and development budgets;

  •
  expenses related to, and our ability to comply with, governmental regulations of our products and processes; and

  •
  expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

        We anticipate significant fixed expenses due in part to our need to continue to invest in product development. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, which would harm our operating results for that period. As a result of these fluctuations, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of our future performance.

Risks Related To Our Split Off From Acacia Research Corporation

As a result of the redemption of AR-CombiMatrix stock for our common stock, we may be subject to certain tax liabilities under the Internal Revenue Code.

        The distribution of our common stock in the Split Off was intended to be tax-free to Acacia, its shareholders and to us under Sections 368 and 355 of the United States Internal Revenue Code (the "Code"). If the distribution fails to qualify for tax-free treatment under Sections 355 and 368 of the Code, corporate tax could be payable based upon the difference between the aggregate fair market value of our common stock at the time of the distribution over Acacia's tax basis for such stock. We estimate the amount of such tax would be minimal because the tax basis in such stock held by Acacia as of the Redemption Date exceeded the fair market value of our stock.

        The corporate level tax would be payable by Acacia, but in certain circumstances, we may be required to indemnify Acacia for such taxes pursuant to a tax allocation agreement entered into between us and Acacia prior to the Split Off. In addition, under the Code's consolidated return regulations, each member of the Acacia consolidated group, including CombiMatrix Corporation (prior to the Split Off), will be severally liable for these tax liabilities following the Split Off. We have agreed to indemnify Acacia for any tax liabilities if they result from certain actions taken by us or from the Split Off.

        We received a private letter ruling from the U.S. Internal Revenue Service (or "IRS") to the effect that, among other things, the Split Off would be tax free to Acacia, the holders of AR-Acacia Technologies stock and AR-CombiMatrix stock under Sections 368 and 355 of the Code. The private letter ruling, while binding upon the IRS, was based upon factual representations and assumptions made in the ruling request. The IRS could modify or revoke the private letter ruling retroactively if the factual representations and assumptions in the request were materially incomplete or untrue or the facts upon which the private letter ruling was based were materially different from the facts at the time of the Split Off.

        We have received an opinion of counsel to the effect that the distribution will qualify under those portions of Sections 355 of the Internal Revenue Code that the IRS did not rule upon in the private letter ruling. However, in rendering the opinion, counsel relied upon certain representations by us and Acacia. We are not aware of any facts or circumstances that would cause any of those representations to be untrue. Nonetheless, if the redemption is taxable to Acacia as a result of representations being untrue that relate to an action or omission by us that occurs after the Split Off, we must indemnify Acacia for any resulting tax-related liabilities. Likewise, if the Split Off is taxable to us as a result of representations being untrue that relate to an action or omission by Acacia that occurs after the Split Off, then Acacia must indemnify us for any resulting tax-related liabilities.

Delaware law, our charter documents and the indemnity provisions under the tax allocation agreement between CombiMatrix and Acacia contain provisions that could discourage or prevent a potential takeover of CombiMatrix that might otherwise result in our shareholders receiving a premium over the market price of their shares.

        Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors.

        These provisions could have the effect of delaying, deferring or preventing a change in control of the Company, adversely affect the ability of our shareholders to receive a premium price for their stock, discourage others from making tender offers for the Company's shares, lower the market price of the Company's stock or impede the ability of the Company's shareholders to change the Company's management, even if such changes would be beneficial to these shareholders.

We may not be able to engage in desirable strategic transactions and equity issuances following the Split Off.

        Under Section 355(e) of the Code, Acacia will recognize taxable gain on the separation if there are one or more acquisitions of our stock representing 50% or more of CombiMatrix stock (including either AR-CombiMatrix stock prior to the Redemption Date, or common stock of CombiMatrix Corporation following the Redemption Date) or AR-Acacia Technologies stock, measured by vote or value, and the stock acquisitions are found to be part of a plan or series of related transactions that includes the Split Off. Our ability to issue additional equity or engage in other strategic transactions may be constrained because the issuance or acquisition of additional capital stock may cause the separation to be taxable to Acacia, and under the tax allocation agreement we would be required to indemnify Acacia against that tax.

        In addition, substantial uncertainty exists on the scope of Section 355(e), and we may undertake future transactions, which may cause Section 355(e) to apply to the Split Off based upon future IRS interpretations of the scope of Section 355(e) that we cannot anticipate at this time. Accordingly, we cannot be certain that we will not be liable for taxes as a result of the redemption.

We may be subject to certain tax liability under the Internal Revenue Code for actions taken by us following the Split Off.

        Tax consequences of Section 355(e) of the Code may apply if 50% or more of Acacia's stock or CombiMatrix's common stock, by vote or value, is acquired by one or more persons, other than the holders of AR-CombiMatrix stock who receive the common stock of CombiMatrix Corporation in the Split Off, acting pursuant to a plan or a series of related transactions that includes the Split Off. Any shares of Acacia stock or the common stock of CombiMatrix Corporation acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the Split Off from failing to qualify under Section 355 of the Code, we have agreed that, until two years after the Redemption Date, we will not take any of the following actions unless prior to taking such action, we have obtained (and provided to Acacia) a written opinion of tax counsel or a ruling from the IRS to the effect that such action will not cause the redemption to be taxable to Acacia:

  •
  merge or consolidate with another corporation;

  •
  liquidate or partially liquidate;

  •
  sell or transfer all or substantially all of its assets;

  •
  redeem or repurchase its stock (except in certain limited circumstances); or

  •
  take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Acacia and CombiMatrix may be required to indemnify the other for tax liability resulting from the Split Off, which may interfere with both companies' ability to engage in desirable strategic transactions and issue their equity securities.

        If Section 355(e) applies to the Split Off because of some action or omission by Acacia or by us, then either party must indemnify the other for any resulting tax-related liabilities, should they occur. We will have to indemnify Acacia if the redemption becomes taxable to Acacia by failing to qualify under Section 355 of the Code or from the application of Section 355(e) of the Code as a result of these or any other transactions that we undertake after the Split Off. In the event that we are liable for such taxes, the payment could have a substantial and material adverse effect on our business, financial position and results of operations. Further, if the Split Off becomes taxable to Acacia by failing to qualify under Section 355 of the Code or from the application of Section 355(e) of the Code as a result of these or any other transactions that Acacia undertakes before or after the Split Off, then Acacia will be liable for such taxes without recourse against us. This obligation may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our common stock, our future outstanding equity or our issuance of other equity securities. If we cannot engage in equity financing transactions because of these constraints, we may not be able to fund the working capital, capital expenditure and research and development requirements, as well as to make other investments. As a result, our business may be harmed.

CombiMatrix and its shareholders could have federal income tax liabilities if the tax ruling were revoked.

        If the Split Off were not to qualify under Section 355 of the Code, then each owner of the previous AR-CombiMatrix common stock who received shares of our common stock at the Redemption Date would be treated as if such shareholder received a taxable payment in exchange for his or her AR-CombiMatrix stock. The payment would be taxable as short-term or long-term capital gains, provided that the AR-CombiMatrix stock was held by the holder as a capital asset on the date of the payment. Capital gains are long-term if the AR-CombiMatrix stock was held for more than twelve months at the Redemption Date. For individuals, the maximum federal income tax rate applicable to long-term capital gains is generally 15%. The amount of capital gain or loss would equal the difference between the shareholder's adjusted tax basis in his or her AR-CombiMatrix stock and the fair market value of the common stock of our company received by the shareholder on the Redemption Date.

Our separation agreements with Acacia require us to assume the past, present and future liabilities related to our business and may be less favorable to us than if they had been negotiated with unaffiliated third parties.

        We have negotiated and entered into our separation agreements with Acacia at a time when we were a wholly owned subsidiary of Acacia and they were our only shareholder. Had these agreements been negotiated with unaffiliated third parties, they might have been more favorable to us. Pursuant to the terms of these agreements, we have agreed to indemnify Acacia for, among other matters, all past, present and future liabilities related to our business, and we have assumed these liabilities under the separation agreements. The past, present and future liabilities assumed by us are the same as those previously allocated to us prior to the Split Off and reflected in our consolidated financial statements included in this report and disclosed by us in previous filings with the SEC as well as by Acacia. Nonetheless, the allocation of assets and liabilities between Acacia and us may not reflect the allocation that would have been reached between two unaffiliated parties.

Holders of terminated AR-CombiMatrix stock options could claim that the Split Off was not a change in control as defined in the stock option plans and as a result, we may be required to defend against claims.

        The Acacia board of directors, acting as administrator of the CombiMatrix Corporation 1998 Stock Option Plan, the CombiMatrix 2000 Stock Award Plan, and the 2002 CombiMatrix Stock Incentive Plan (the "Prior Plans"), determined that the Split Off was a "change in control" as defined under the plans and as a result of the change in control, all the outstanding options under those Prior Plans became fully vested on the Redemption Date and were ultimately terminated, though the option holders did receive approximately 40-days written notice prior to the Redemption Date and termination of their options. The Acacia board exercised authority to make such determination without consent of the option holders. If an option holder under a Prior Plan claims that the Split Off did not constitute a change in control as defined in the Prior Plans, then we may be required to defend against such claims. Potential damages would be the difference between the exercise price under such options and the fair market value of our common stock subsequent to the Redemption Date, assuming that our common stock will appreciate from current levels and exceed the exercise price of the options, and also assuming the options would not have expired under their original terms. As of the Redemption Date, there were approximately 750,000 (adjusted for the Redemption Ratio) AR-CombiMatrix stock options outstanding under the Prior Plans with a weighted average exercise price of $56.70 (adjusted for the Redemption Ratio), and none of these options were in the money as of the date of this filing. While we cannot guaranty that an option holder will not bring a claim, we do not believe that such claims are likely, and we do not believe that the potential damages from any such claims are significant.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Prior to February 1, 2007, we leased office and laboratory space totaling approximately 90,000 square feet located in Mukilteo, Washington, under a lease agreement that expired in October 2008. On February 1, 2007, we entered into an amendment to our Mukilteo, Washington lease that reduces its office and laboratory space to approximately 31,000 square feet and extends our lease term to October 2010. However, under the terms of the lease amendment, we are able to terminate the lease as of our original termination date of October 31, 2008, if we provide notice to the landlord by July 31, 2008. We also lease approximately 7,000 square feet in Irvine, California under a lease agreement that expires in September of 2009. Presently, we are not seeking any additional facilities.

Item 3.    LEGAL PROCEEDINGS

        On or about July 12, 2007, Mr. Jeffrey Oster, a former employee of the Company, filed a complaint against CombiMatrix Corporation, Acacia Research Corporation, Amit Kumar and Brooke Anderson in the U.S. District Court, Western District of Washington in Seattle, Case No. C07-1086. The complaint alleges that Mr. Oster's employment with us was terminated in violation of 18 U.S.C. §1514A and was a breach of his employment contract. Mr. Oster is requesting an unspecified amount of damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney's fees and costs. The complaint is based upon allegations of the existence of an employment contract, termination of employment without cause, and termination of employment specifically in retaliation for allegedly raising concerns to outside legal counsel and CombiMatrix Corporation's Board of Directors regarding additional disclosure he felt was necessary in Acacia Research Corporation's periodic reports and registration statements. Before Mr. Oster filed his complaint in district court and shortly after his termination for cause, we investigated his allegations with respect to 18 U.S.C. §1514A violations and believe that they have no merit.

        We intend to vigorously defend against this action. Management does not believe that the allegations made by Mr. Oster in the complaint have any merit, nor does management believe that the lawsuit will have any material effect upon the financial statements or other information included in this report. Furthermore, we are committed to compliance with all local, state, and federal laws and regulations, and as a part of that commitment, we have a Code of Conduct/Anti-Fraud Hotline that is posted and readily available to all employees and was posted during Mr. Oster's term of employment. At no time during Mr. Oster's employment did he use the Hotline, and in fact, Mr. Oster made his allegations of securities violations after his termination for cause. In connection with this complaint, we have alleged counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages. A trial date has been scheduled for the first quarter of 2009. Prior to filing of this claim in U.S. District Court, Mr. Oster had filed a complaint against us and the parties mentioned above with the U.S. Department of Labor. Before the Department of Labor entered its findings, Mr. Oster requested that the charges be closed and then proceeded to file his lawsuit against us in U.S. District Court. The Department of Labor closed its investigation in July of 2007.

        On September 2, 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of CombiMatrix Corporation, filed a complaint in the Superior Court for King County, Washington (Cause No. 05-2-37874-3 SEA), asserting claims arising out of the resignation of their employment with CombiMatrix and seeking unpaid bonus compensation and other damages as well as other claims regarding certain intellectual property rights. We believe these claims are without merit and intend to vigorously defend against them. We have asserted intellectual property counterclaims against Mr. Strathmann and have asked for certain injunctive relief and damages based on those counterclaims. The case went to trial on January 14, 2008 and as of the date of this report, the parties have submitted post-trial briefs to the Court and closing arguments. A decision is expected later in 2008.

        In April of 2005, we and Acacia filed a complaint in the U.S. District Court for the Central District of California (the "Court") against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors' and officers' insurance policy with National Union. In March of 2008, the Court issued a Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union. In accordance with the distribution agreement entered into between us and Acacia prior to the Split Off, all proceeds from the lawsuit will be paid to us.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

        Our common stock is traded on the NASDAQ Global Market under the symbol of "CBMX." Prior to the Redemption Date, AR-CombiMatrix common stock also traded under the symbol of "CBMX" on the NASDAQ Global Market since its original listing in December of 2002.

        The following table sets forth, for the periods indicated, the high and low quarterly sales prices of our common stock as quoted on the NASDAQ stock market (For comparability purposes, per share amounts prior to the Redemption Date have been adjusted for the Redemption Ratio):

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$7.63	$6.90	$7.90	$8.40	$10.20	$16.70	$23.90	$27.30
Low	$5.53	$4.59	$5.20	$6.00	$7.30	$9.80	$15.10	$13.70

        As of March 7, 2008, there were 44 holders of record of our common stock, one of which is Cede & Co., a nominee for the Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	976,420	$4.63	7,123,580
Equity compensation plans not approved by security holders:
None	—	N/A	—

TOTAL	976,420	$4.63	7,123,580

(1)
Our 2006 CombiMatrix Stock Incentive Plan, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers,

  employees and consultants. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed thirty million shares. Refer to Note 13 to our consolidated financial statements.

Item 6.    SELECTED FINANCIAL DATA

        Not required by smaller reporting companies.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under the heading "Risk Factors" elsewhere herein.

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

        CMDX, our wholly owned subsidiary located in Irvine, California, is exploring opportunities for our arrays in the field of molecular diagnostics. This subsidiary has historically focused on product development and has begun generating modest revenues.

Prior Relationship With Acacia Research Corporation

        We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002, we merged with and became a wholly owned subsidiary of Acacia. On the same date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock (i.e., AR-CombiMatrix stock and AR-Acacia Technologies stock) and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of the CombiMatrix Corporation and its subsidiaries, referred to as the "CombiMatrix group," whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia's technology business, referred to as "Acacia Technologies group."

        In December 2006, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (or "SEC") to register our common stock in order to affect a split off of our Company from

Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock. The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the "Redemption Date"), each one (1) share of our common stock was issued in exchange for every ten (10) shares AR-CombiMatrix common issued and outstanding on August 15, 2007 (the "Redemption Ratio"). Since the Redemption Date, we are no longer a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix became the shareholders of our company. Our common stock currently trades on the NASDAQ Global Market under the symbol "CBMX."

Liquidity

        At December 31, 2007, we had cash and cash equivalents of $8.2 million. As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet our cash requirements through September of 2008. In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved. The issuance of additional equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of our company. As of December 31, 2007, our available-for-sale investments included $3.4 million of certain auction market securities, $1.9 million of which failed to settle at auction in February and March of 2008. The inability to liquidate the remainder of these securities at par value in the near future could materially jeopardize our ability to execute our business strategies. See the Liquidity and Capital Resources section below as well as Notes 1 and 3 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

        The consolidated financial statements included in this report are consistent with the CombiMatrix group historical financial statements included in Acacia's regulatory filings and include the assets, liabilities, operating results and cash flows of CombiMatrix Corporation using Acacia's historical bases in the assets and liabilities and the historical results of operations of CombiMatrix Corporation. The consolidated financial statements also include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs. The expense allocations have been determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided or the benefit received by us and are discussed in more detail below.

Overview Of Recent Business Activities

        During 2007, our operating activities were driven by the execution of a new government contract with the DoD totaling $2.2 million to be recognized through 2008. Our diagnostics subsidiary, CMDX, launched several new diagnostic services using its Constitutional Genetic Array Test, or CGAT, during year, including its HemeScan™ test for myelodysplastic syndromes and acute lymphoblastic leukemia, as well as launching its new ATScan™ test for the detection of Autism Spectrum Disorder. In May of 2007, Acacia completed a registered direct offering of its AR-CombiMatrix common stock with proceeds of $5.0 million allocated to us. As discussed elsewhere, our split off from Acacia Research Corporation was completed in August of 2007 and our common stock began trading on NASDAQ under the symbol, "CBMX." Historically, we have relied primarily upon investing and financing activities to fund operating activities. Our net proceeds from investing and financing activities in 2007 were consistent with prior years and at December 31, 2007 our cash and cash equivalent balances, including anticipated cash flows from future operations and other existing sources of credit are not considered to be sufficient to meet our operating capital requirements beyond September of 2008. We will continue to seek additional sources of capital including the issuance of debt and/or equity securities.

        During 2006, our operating activities were driven by the execution of two new government contracts with the DoD totaling $4.0 million to be recognized through 2008 as well as the execution of several new distribution agreements for our CustomArray® products, both nationally and internationally. We launched our first 90K, high-density array and array synthesizer in May of 2006 and made available new versions of our Influenza A and miRNA product offerings. Our diagnostics subsidiary, CMDX, received CLIA certification over its diagnostics laboratory and subsequently launched its first molecular diagnostic service using its CGAT platform, during the second quarter of 2006. We also received notice from the FDA, that CMDX does not require regulation covered by recent FDA guidelines covering certain of its diagnostic assays.

        During 2005, our activities included the formation of a wholly owned subsidiary, CMDX and the launch of its molecular diagnostics business for the purpose of exploiting the opportunities in the molecular diagnostics market for our technology. We executed several distribution agreements for our CustomArray platform and related products with distributors in the United States, Asia and Australia. We also expanded our product offerings by launching a desktop version of our DNA array synthesizer as well as new CustomArray® catalog arrays, including an influenza H5N1 array, sectored arrays and micro-RNA products. In the area of bio-defense, we continued progress on our $5.9 million contract with the DoD, which was completed in December of 2005. As a result of these activities, our research and development efforts were focused primarily on completing our bio-defense contract, launching our molecular diagnostics business as well as continuing development of new products and services based on our core array technology as well as making improvements to existing CustomArray products launched during 2005 and earlier.

Critical Accounting Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

        We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

  •
  revenue recognition;

  •
  accounting for stock-based compensation;

  •
  accounting for income taxes;

  •
  valuation of long-lived and intangible assets and goodwill, and;

  •
  allocated corporate overhead costs from Acacia.

        We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included elsewhere herein.

  Revenue Recognition

        As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management made different judgments.

        In general, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," or SAB No. 104, when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

        Revenue from the sale of products and services, including shipping and handling fees but excluding statutory sales taxes collected from customers as applicable, are recognized when delivery has occurred or services have been rendered. We sell our products and services directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end users. Our agreements do not provide for credits, returns or exchanges with our customers or distributors. Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

        Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin ("ARB") No. 43, "Government Contracts," and related pronouncements, such as Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to the total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

        Significant estimates, judgments and assumptions are required primarily in connection with our accounting for multiple-element arrangements with strategic partners and licensees. We account for revenues under multiple-element arrangements in accordance with SAB No. 104 and Emerging Issues Task Force Consensus, or EITF, Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent our continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

        Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

  Stock-based Compensation Expense

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R sets forth the accounting requirements for "share-based" compensation payments to employees and non-employee directors and requires all share based-payments to be recognized as expense in the statement of operations. In March 2005, the SEC published Staff Accounting Bulletin No. 107, which requires stock-based compensation to be classified in the same expense line items as cash compensation (i.e., marketing, general and administrative and research and development expenses). The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our classes of common stock and employee stock option exercise behavior.

        SFAS No. 123R also requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, SFAS No. 123R requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

  Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimating of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, amortization of intangibles and asset depreciation for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations.

        Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. After consideration of our deferred tax liabilities, we have recorded a full valuation allowance against our deferred tax assets of $47.6 million and $48.6 million as of December 31, 2007 and 2006, respectively, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In our estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. If actual results differ from these estimates or if we adjust these estimates because we believe we would be able to realize these deferred tax assets in the future, then an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

  Valuation of Long-lived and Intangible Assets and Goodwill

        Goodwill is evaluated for impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Prior to the fourth quarter of 2005, we had recognized goodwill in the amount of $18.9 million, $172,000 and $393,000 at our three reporting units: CombiMatrix Corporation and two wholly owned subsidiaries, Advanced Materials Sciences and CombiMatrix K.K., respectively. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. As discussed below, we recognized an impairment for all of the goodwill associated with Advanced Materials Sciences and CombiMatrix K.K. during the fourth quarter of 2005 and as a result, we only have one reporting unit for purposes of measuring goodwill impairment as of and for the year ended December 31, 2006 and 2007. The fair value of the CombiMatrix Corporation reporting unit is determined using existing market prices for our common stock (AR-CombiMatrix stock prior to the Redemption Date).

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

  •
  significant negative industry or economic trends;

  •
  significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

  •
  significant decline in our stock price for a sustained period.

        We calculate estimated future undiscounted cash flows, before interest and taxes, resulting from the use of the asset and our estimated value of the asset at disposal and compare it to our carrying value of the asset in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model and discount rate commensurate with the risks involved. Third-party appraised values may also be used in determining whether impairment potentially exists.

        As described above, in assessing the recoverability of goodwill and other intangible assets, estimates of market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future goodwill impairment tests may result in a charge to earnings. In applying these accounting practices, we recognized a charge from goodwill impairment of approximately $565,000 during the fourth quarter of 2005. This amount represents the full amount of goodwill recognized by our company as a result of our acquisitions of both Advanced Materials Sciences and CombiMatrix K.K. in July 2003.

  Allocation of Corporate Overhead Costs from Acacia

        Prior to the Redemption Date, Acacia allocated the cost of corporate general and administrative services and facilities between its subsidiaries and reporting groups generally based upon utilization. For example, direct salaries, payroll taxes and fringe benefits were allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other were allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent were allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation were allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. The corporate general and administrative services and facilities allocated by Acacia included, without limitation, legal services, accounting services (tax and financial), insurance and related deductibles if applicable, employee benefit plans and administration, investor relations, shareholder services and expenses relating to Acacia's board of directors. Corporate expenses totaling $102,000, $551,000 and $498,000 and for the years ended December 31, 2007, 2006 and 2005, respectively, were allocated to us by Acacia. Since the Redemption Date, Acacia is no longer allocating corporate overhead costs to us.

        Management estimates and judgments are required with respect to the allocations of overhead costs of Acacia to us. Had different assumptions and allocation methodologies been used different accounting treatment for such costs may have been required. Also, these allocations are not necessarily indicative of the actual costs we would have incurred had we been a separate, stand-alone entity, nor are they necessarily indicative of the actual costs we will incur in the future for similar corporate general and administrative costs as a separate, stand-alone entity.

Results of Operations

  Revenues and Cost of Revenues (In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Government contracts	$2,706	$2,074	$3,849
Cost of government contracts	(2,572)	(1,959)	(3,683)
Products	2,463	3,278	1,765
Cost of products	(1,268)	(1,258)	(820)
Services	611	263	153
Collaboration agreements	249	125	2,266

        Government Contracts and Cost of Government Contract Revenues.    The changes in government contract revenues reflect the ongoing performance of our electrochemical detection, microfluidics and influenza genotyping contracts with the DoD for the years presented. Changes in the number of contracts underway coupled with changes in the underlying contract activity contributes to the overall increase or decrease in government contracts revenue from year to year. The changes in contract activity also contribute to the change in government contract costs for the years presented. See Note 9 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the years presented.

        Products and Cost of Products.    Product revenues and costs of products relate to domestic and international sales of our DNA microarray products. Product revenues include the sale of CustomArray 12K, 4X2K and 90K DNA expression arrays, DNA microarray synthesizers, ElectraSense™ microarray readers and related hardware. The decrease in product revenues in 2007 compared to 2006 was due primarily to fewer DNA synthesizer instruments sold in 2007 compared to 2006. As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts during 2007 regarding sales of CustomArray products and instead are relying more on our product distribution and manufacturing agreements with various third party distributors for sales generation of our suite of CustomArray products into the research and development markets. As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of our distributors. During 2006, products sales included the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware compared to significantly lower instrument and 12K DNA expression array sales during 2005. The overall increase in product revenues during 2006 was due primarily to the increased product offerings, which included 12K and 4X2K arrays, DNA synthesizer and electrochemical detection reader instruments and related hardware, as compared to only the 902 and 12K expression arrays and DNA synthesizer instruments in the comparable 2005 period.

        Services.    Services revenues include amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers for all periods presented as well as diagnostics services provided by CMDX, which began providing molecular diagnostics services in 2006. Diagnostic service revenues from CMDX were $441,000 and $246,000 for the years ended December 31, 2007 and 2006, respectively, and have increased due to the increased number of diagnostic test offerings as well as increased sales and marketing efforts at CMDX during 2007 compared to 2006.

        Collaboration Agreements.    During the third quarter of 2006, we entered into a manufacturing agreement and completed our obligations under our collaboration agreement with Furuno Electric Co. ("Furuno"). As a result, we began amortizing a $1.0 million upfront payment previously received under the collaboration agreement with Furuno over the economic life of the manufacturing agreement, which is estimated to be four years. During the fourth quarter of 2005, we completed all obligations under our collaboration and supply agreement with Toppan Printing Ltd. ("Toppan") and as a result, we recognized all previously deferred payments from Toppan as collaboration agreement revenue totaling $2.3 million in 2005.

  Operating Expenses (In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Research and development expenses	$6,022	$9,485	$5,783

        Research and Development Expenses.    The decrease in internal research and development expenses in 2007 compared to 2006 was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX. The increase in internal research and development expenses in 2006 as compared to 2005 was due primarily to costs incurred in connection with the development of higher density array products, as well as an increase in expenses incurred by our subsidiary, CMDX, which was formed and began research and development activities in the area of diagnostic applications during the second quarter of 2005. In addition, research and development expenses include $1.2 million, $1.1 million and $0 in 2007, 2006 and 2005, respectively, of non-cash stock compensation expense. The increase in stock compensation included in research and development expenses during 2007 compared to 2006 was due primarily to a one-time charge of $781,000 incurred during the third quarter of 2007 from unvested AR-CombiMatrix stock options that became fully vested on the Redemption Date as a result of the split off of CombiMatrix from Acacia. The increase of stock compensation expense in 2006 compared to 2005 was due to our adoption of SFAS No. 123R effective January 1, 2006, as described under "Critical Accounting Policies" above.

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

	For the Years Ended December 31,
	2007	2006	2005
Marketing, general and administrative expenses	$9,458	$12,707	$9,827
Patent amortization and royalties	1,332	1,483	1,312
Legal settlement gains	—	—	(406)
Equity in loss of investees	1,021	1,036	352
Goodwill impairment	—	—	565

        Marketing, General and Administrative Expenses.    The decrease in marketing, general and administrative expenses in 2007 compared to 2006 was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment with our landlord that significantly reduced our office space and lease rates at our Mukilteo, Washington location, reduction in sales and marketing staff and expenses and overall reductions in general and administrative staff, which included one-time bonuses and severance-related costs in the first quarter of 2006 that were not incurred in 2007. In addition, marketing, general and administrative expenses include non-cash stock compensation charges (credits), which were $1.2 million, $1.3 million and $(159,000) in 2007, 2006 and 2005, respectively. Despite the inclusion of a one-time charge of $560,000 incurred during the third quarter of 2007 from unvested AR-CombiMatrix stock options that became fully vested on the Redemption Date as a result of the split off of CombiMatrix from Acacia, marketing, general and administrative-related stock compensation expense decreased in 2007 compared to 2006 due to certain employee terminations in marketing, general and administrative staff as well as existing option awards becoming fully vested during 2006, thus resulting in overall lower stock based compensation expense in 2007. The increase in stock compensation expense in 2006 as compared to 2005 was due primarily to our adoption of SFAS No. 123R effective January 1, 2006, as described under "Critical Accounting Policies" above. Excluding the impact of the adoption of SFAS No. 123R, the increase of marketing, general and administrative expenses in 2006 compared to 2006 was due primarily to the impact of a full year of general and administrative expenses incurred by CMDX in 2006, which commenced operations in the second quarter of 2005, as well as increased legal and accounting expenses primarily related to the planned CombiMatrix split off Transaction which we began to incur during 2006. Included in marketing, general and administrative expenses are allocated corporate overhead charges from Acacia of $102,000, $551,000 and $498,000 and for 2007, 2006 and 2005, respectively. Refer to "Critical Accounting Policies" above for a description of the management allocation policies implemented.

        A summary of the primary components of the changes in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Years Ended December 31,
	2007 vs. 2006	2006 vs. 2005
(Decrease) in marketing and sales expense	$(679)	$(924)
(Decrease) in G&A expenses at CBMX K.K	—	(440)
(Decrease) increase in G&A expenses at CMDX	(651)	1,683
(Decrease) in administrative salaries and benefits	(494)	(33)
(Decrease) in facilities lease and related costs	(1,695)	—
Increase in legal, accounting and other professional fees	340	1,169
(Decrease) increase in non-cash stock compensation expense	(28)	1,419
(Decrease) increase in allocated overhead costs from Acacia	(253)	53
Increase (decrease) in other G&A expenses	211	(47)

        Patent Amortization and Royalties.    Patent amortization of $1.1 million for the years presented relates to the amortization of our patents recognized from step acquisitions of CombiMatrix Corporation by Acacia in 2000 and 2002, which are being amortized over a weighted average useful life of approximately 8 years. Royalties expense of $121,000, $348,000, and $217,000 for years ended December 31, 2007, 2006 and 2005, respectively, relate to our September 2002 settlement agreement with Nanogen, Inc., and are equal to 12.5% of payments made to us from sales of certain products to customers that were developed by us based on the patents that had been in dispute in the litigation with Nanogen, Inc. prior to settlement. The change in royalties expense for the years presented is due to the corresponding change in product revenue payments from customers.

        Legal Settlement Gains.    In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery and Nanogen, we recognized a long-term liability that reflects the fair value of AR-CombiMatrix common stock potentially issuable to Nanogen in accordance with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability were estimated based on the number of shares issuable and or potentially issuable and the

AR-CombiMatrix stock price at the end of the respective reporting period. The legal settlement gain reflected in 2005 was the result of valuing this liability to market during 2005 and does not represent cash payments to Nanogen. The anti-dilution provisions of the settlement agreement expired in September 2005 and as a result, there were no legal settlement gains or since 2005.

        Equity in Loss of Investees.    As December 31, 2007, 2006 and 2005, we owned 33%, 33% and 19%, respectively, of Leuchemix Inc. (or "Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. Our equity in the losses of Leuchemix increased during 2006 compared to 2005 due primarily to our increased ownership in Leuchemix as well as increased expenses incurred by Leuchemix. As of October 2006, we completed our contractual commitment to increase our ownership in Leuchemix.

        Goodwill Impairment.    We recognized a charge for goodwill impairment of approximately $565,000 during the fourth quarter of 2005, related to our Advanced Materials Sciences and CombiMatrix K.K. reporting units. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with our annual forecasting process. Due to the lack of third-party research and development funding for Advanced Materials Sciences and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward, resulting in the goodwill impairment charge.

  Other Non-Operating Items

        Warrant Gains.    Prior to the Redemption Date and in accordance with SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" and related interpretations, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liabilities are reflected in the consolidated statements of operations. On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date. In accordance with EITF 00-19 and related guidance, the fair value of the warrants as of the close of trading on August 14, 2007 (the last day that the warrants were exercisable in AR-CombiMatrix common stock) of $9.1 million was classified to additional paid-in capital. We do not expect to incur additional warrant gains or charges in the future for our existing common stock purchase warrants. However, the issuance of warrants in future equity financings, should they occur, may be required to be classified as long-term liabilities subject to fair value adjustments.

Inflation

        Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

        At December 31, 2007, cash, cash equivalents and available-for-sale short-term investments totaled $8.2 million, compared to $14.3 million at December 31, 2006. Working capital was $6.9 million at December 31, 2007, compared to $12.0 million at December 31, 2006. Working capital decreased in 2007 primarily due to the reduction in cash, cash equivalents and available-for-sale investments.

        The change in cash and cash equivalents for the years ended December 31, 2007, 2006 and 2005 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided by (used in):
Operating activities	$(11,426)	$(15,197)	$(13,643)
Investing activities	512	4,981	3,390
Financing activities	5,399	12,327	12,914
Effect of exchange rate on cash	—	—	72

Increase (decrease) in cash and cash equivalents	$(5,515)	$2,111	$2,733

        Operating Activities.    The decrease in net cash outflows from operations in 2007 compared to 2006 was due primarily to a decrease in cash operating expenses totaling $16.0 million in 2007 compared to $21.4 million in 2006. This decrease was due primarily to decreased research and development and general and administrative costs incurred as a result of the cost reduction efforts discussed above, as well as the net impact of the timing of the receipt of payments from customers and payments to vendors. Partially offsetting this decrease in cash operating expenses was a decrease in cash receipts from customers, which totaled $4.6 million in 2007 compared to $6.3 million in 2006. The primary reason for the decrease in cash receipts from customers was due to decreased cash receipts from CustomArray customers, which totaled $2.1 million in 2007 compared to $3.8 million in 2006. Although product revenues were higher in 2007 as compared to 2006, they include approximately $439,000 of previously deferred revenues that were recognized during 2007 but for which no cash was collected from the customer. Cash collections from our government contract billings were $2.5 million in both 2007 and 2006.

        The increase in net cash outflows from operations in 2006 compared to 2005 was due primarily to an increase in cash operating expenses totaling $21.4 million in 2006 compared to $18.9 million in 2005. This increase was due primarily to increased research and development and general and administrative costs incurred as discussed above, as well as the net impact of the timing of the receipt of payments from customers and payments to vendors. The increase in cash outflows from operating expenses was partially offset by an increase in cash receipts from customers, which totaled $6.3 million in 2006 compared to $5.3 million in 2005. The primary reason for the increase was due to increased sales and related cash receipts from CustomArray customers totaling $3.8 million in 2006 compared to $1.7 million in 2005. This increase was partially offset by decreased cash collections from our government contract billings, which were $2.5 million in 2006 compared to $3.6 million in 2005.

        Investing Activities.    The change in net cash flows from investing activities for all years presented was due primarily to our ongoing short term cash management activities and changes in short term investments in connection with certain financing activities discussed below. Fixed asset purchases were $109,000, $536,000 and $1.3 million in 2007, 2006 and 2005, respectively. Investments made in the preferred stock of Leuchemix were $0, $2.2 million and $1.6 million in 2007, 2006 and 2005, respectively.

        Financing Activities.    The change in net cash inflows from financing activities allocated to us from Acacia for all periods presented was due to the completion of equity financings discussed below from the sale of AR-CombiMatrix common stock, which raised net proceeds of approximately $5.0 million, $12.1 million, and $12.7 million in 2007, 2006 and 2005, respectively. The net cash provided by financing activities recognized in 2006 was partially offset by approximately $550,000 of commitment fees incurred. The following discussion of specific financing transactions have been adjusted for the Redemption Ratio for comparability purposes.

  •
  During 2007, our financing activities were comprised of one financing event, which occurred on May 4, 2007, whereby Acacia executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5.0 million through the issuance of 678,093 units. Each unit consisted of one share of AR-CombiMatrix common stock and a 1.5 five-year common stock warrant, for a total of 678,093 shares and warrants to purchase 1,017,140 shares of AR-CombiMatrix common stock issued to investors. Each warrant entitled the holder to purchase a share of AR-CombiMatrix stock at a price of $5.50 per share. The net proceeds from the May 2007 registered direct offering were attributed to us by Acacia.

  •
  During 2006, our financing activities were comprised primarily of financings with two separate financing institutions. First, on June 14, 2006, Acacia entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"), providing up to $50.0 million of equity financing from Cornell through the sale of up to 1,302,492 shares of AR-CombiMatrix common stock through June 2008. During 2006, we had received $3.1 million in net proceeds in equity financings through the sale of 321,135 shares of AR-CombiMatrix stock under the SEDA, which was subsequently cancelled in December of 2006. Second, on December 13, 2006, Acacia completed a registered direct offering with Oppenheimer & Co., Inc. ("Oppenheimer") as the placement agent, raising gross proceeds of $10.0 million through the issuance of 976,831 units. Each unit consisted of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants, for a total of 976,831 shares and warrants to purchase 1,172,198 shares of AR-CombiMatrix common stock issued to investors. Net proceeds raised from the Oppenheimer private equity financing of $9.3 million were attributed to us by Acacia.

  •
  During 2005, our financing activities were comprised primarily of two financing events. First, in July of 2005, Acacia sold 140,044 shares of AR-CombiMatrix stock in a registered direct offering, generating net proceeds of approximately $3.1 million, which were attributed to us. Second, in September of 2005, Acacia sold 638,591 shares of AR-CombiMatrix stock and 159,648 AR-CombiMatrix stock purchase warrants in a registered direct offering, generating net proceeds of approximately $9.6 million, which were also attributed to us by Acacia.

        We believe that our cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet our cash requirements through September of 2008. In order for us to continue to meet our cash requirements beyond this point, we will be required to obtain capital from external sources. However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management. The issuance of additional equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reductions in operating costs at our diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability. As discussed in Note 1 to the consolidated financial statements included elsewhere in this report, the anticipation that we will be required to obtain additional financing in the foreseeable future raises substantial doubt about our ability to continue as a going concern beyond September of 2008. In addition to seeking capital from outside sources, our plans in regard to these matters include continued focus on operating cost reductions as were obtained during 2007. Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

        We maintain our portfolio of cash, cash equivalents and available-for-sale investments in corporate notes and bonds, U.S. government securities, auction market securities and money market funds that we believe minimize market risk and preserve principal. As of December 31, 2007, our available-for-sale investments included $3.4 million in auction market securities. Subsequent to year-end, $1.5 million of our auction market securities were sold at par value. In late February and early March of 2008, our remaining $1.9 million of auction rate securities failed to settle at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of December 31, 2007, the carrying value of these investments was equal to the fair value based on successful auctions preceding and subsequent to year end. All of our remaining auction market securities carry at least an A2 credit rating and continue to earn interest at the contractual maximum rate. The inability to liquidate the remainder of these securities in the near future could materially jeopardize our ability to execute our business strategies. Also, we cannot predict whether future auctions related these securities will be successful. In connection with preparing our interim financial statements during 2008, we will consider whether any future lack of liquidity in these securities has resulted in an impairment of our remaining auction market securities subsequent to December 31, 2007.

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

Off-Balance Sheet Arrangements

        We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2008. Other than as set forth below, we have no committed funding or long-term debt other than an insignificant amount of payments under certain capital leases for laboratory equipment. Our material known future cash commitments are as follows as of December 31, 2007 (in thousands):

	Payments Due by Period
	2008	2009	2010	2011	2012 and Thereafter
Operating leases	$574	$517	$353	$—	$—
Minimum royalty payments	100	100	100	100	675

Total	$674	$617	$453	$100	$675

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations as well as auction market securities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and available-for-sale short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities, auction market securities and money market funds.

        We are exposed to liquidity and credit risk associated with our auction market securities. In the event of a failed auction, we would not have access to these funds until a future auction is successful. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge. Included within our investment portfolio at March 7, 2008, are auction market securities valued at $1.9 million.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not required for smaller reporting companies.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Effective as of June 11, 2007, we dismissed PricewaterhouseCoopers LLP ("PwC") as the independent registered public accounting firm for our Company. The dismissal was approved by the audit committee of our Board of Directors. PwC's reports on the financial statements of the Company as of and for the years ended December 31, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and such reports were not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report for the year ended December 31, 2006 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. During the fiscal years ended December 31, 2006 and 2005 and through June 11, 2007, we had no disagreements with PwC on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused PwC to make references thereto in its reports on our financial statements for such years. During the fiscal years ended December 31, 2006 and 2005 and through June 11, 2007, we had no reportable events pursuant to Items 304(a)(1)(iv) or 304(a)(1)(v) of Regulation S-K.

        We engaged a new principal independent accountant effective as of June 13, 2007 to audit our financial records and that of our subsidiaries, upon which we will rely in reports filed with the Securities and Exchange Commission. The new accountant is Peterson Sullivan PLLC, located at 601 Union Street Suite 2300 in Seattle, Washington (the "New Accountant"). During the two fiscal years ended December 31, 2006 and 2005 and through June 13, 2007, the Company has not consulted the New Accountant regarding any of the matters described in Item 304(a)(2)(i) and Item 304(a)(2)(ii) of Regulation S-K. There have been no disagreements between us and the New Accountant since engaging them.

Item 9A.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2007.

        An independent accountant's report on internal controls over financial reporting is not included in the Form 10-K.

        There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably expected to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2007.

Code of Conduct

        We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the CombiMatrix Corporation Code of Business Conduct and Ethics (the "Code"). The Code is available on our website at http://www.combimatrix.com in the corporate governance section under the "Investors" link. Shareholders may request a free copy of the Code by sending an email request to investors@combimatrix.com.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2007.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2007.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2007.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information under the caption entitled "Audit Committee Report" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2007.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements—See "Index to Consolidated Financial Statements" appearing on page F-1.

(2)
Financial Statement Schedules

COMBIMATRIX CORPORATION
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2007
(in thousands)

Inventory Reserves	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions Credited to Costs and Expenses	Balance at End of Period
Year ended December 31, 2005	$204	$339	$(267)	$276
Year ended December 31, 2006	276	377	(166)	487
Year ended December 31, 2007	487	111	(183)	415

          All other schedules have been omitted as they are not required, not applicable or the information is otherwise included.

  (3)
  Exhibits—Refer to Item 15(b) below.

(b)
Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
10.1	Tax Allocation Agreement(1)
10.2	Distribution Agreement(1)
10.3	Employee Matters Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended
10.6	Form of Stock Incentive Plan Agreement(1)
10.7	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(1)
10.8	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(2)
10.9	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(2)
10.10	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(2)
10.11	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock and CombiMatrix Corporation(2)

10.12	Sublease Guaranty, dated June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc., dba U.S. Labs(3)
10.13	Sublease, dated June 15, 2005, by and between Accupath Diagnostics Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.(3)
10.14	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006(4)
10.15	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.16	Amendment No. 1 to Lease(5)
10.17	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Peterson Sullivan PLLC
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Private Letter Ruling(1)

  (1)
  Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective on June 8, 2007.

  (2)
  Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 5, 2004.

  (3)
  Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K filed on March 16, 2006.

  (4)
  Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 9, 2006.

  (5)
  Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 07975313), which was filed with the Commission on July 7, 2007

  (6)
  Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 071010714), which was filed with the Commission on July 31, 2007

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2008	COMBIMATRIX CORPORATION
	By:	/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D. President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D.	President and Chief Executive Officer, Director (Principal Executive Officer)	March 19, 2008
/s/ SCOTT BURELL Scott Burell	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 19, 2008
/s/ BROOKE ANDERSON, PH.D. Brooke Anderson, Ph.D.	Chief Operating Officer, Director	March 19, 2008
/s/ THOMAS B. AKIN Thomas B. Akin	Chairman of the Board, Director	March 19, 2008
/s/ JOHN H. ABELES John H. Abeles	Director	March 19, 2008
/s/ RIGDON CURRIE Rigdon Currie	Director	March 19, 2008

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
CombiMatrix Corporation
Mukilteo, Washington

        We have audited the accompanying consolidated balance sheet of CombiMatrix Corporation ("the Company") as of December 31, 2007, and the related statements of operations, shareholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

        Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The financial statement schedule listed in the index at Item 15(a)(2) is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule, for the year ended December 31, 2007, has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a history of incurring net losses and net operating cash flow deficits. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PETERSON SULLIVAN PLLC

Seattle, Washington
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CombiMatrix Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of shareholders' equity and comprehensive loss (formerly "statements of allocated net worth") and statements of cash flows present fairly, in all material respects, the financial position of CombiMatrix Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and management anticipates that the Company will require additional financing in the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
March 12, 2007

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In thousands, except share and per share information)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,314	$7,829
Available-for-sale investments	5,920	6,512
Accounts receivable, net of allowance for doubtful accounts of $33 and $0	692	605
Inventory	444	480
Prepaid expenses and other assets	323	125

Total current assets	9,693	15,551
Property and equipment, net	1,178	1,785
Investments in unconsolidated subsidiaries	1,923	2,667
Patents and licenses, net	6,131	7,292
Goodwill	16,918	16,918

Total assets	$35,843	$44,213

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,519	$2,770
Current portion of deferred revenues	301	365
Payable to Acacia Research Corporation	—	456

Total current liabilities	2,820	3,591
Deferred revenues, net of current portion	375	1,076
Capital lease obligation, net of current portion	6	—
Warrant liability	—	6,732

Total liabilities	3,201	11,399

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock; $0.001 par value; 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 180,000,000 shares authorized; 5,990,915 and 100 issued and outstanding	6	—
Additional paid-in capital	37,223	—
Accumulated other comprehensive income	18	—
Net allocations from Acacia Research Corporation	—	177,404
Accumulated net losses	(4,605)	(144,590)

Total shareholders' equity	32,642	32,814

Total liabilities and shareholders' equity	$35,843	$44,213

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share information)

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
Government contracts	$2,706	$2,074	$3,849
Products	2,463	3,278	1,765
Services	611	263	153
Collaboration agreements	249	125	2,266

Total revenues	6,029	5,740	8,033

Operating expenses:
Cost of government contracts	2,572	1,959	3,683
Cost of products	1,268	1,258	820
Research and development expenses	6,022	9,485	5,783
Marketing, general and administrative expenses	9,458	12,707	9,827
Patent amortization and royalties	1,332	1,483	1,312
Legal settlement gains	—	—	(406)
Equity in loss of investees	1,021	1,036	352
Goodwill impairment	—	—	565

Total operating expenses	21,673	27,928	21,936

Operating loss	(15,644)	(22,188)	(13,903)

Other income (expense):
Interest income	568	523	523
Loss on sale of interest in subsidiary	—	(84)	—
Warrant gains	2,523	1,754	812

Total other income	3,091	2,193	1,335

Loss from operations before income taxes	(12,553)	(19,995)	(12,568)
Benefit for income taxes	—	34	167

Net loss	$(12,553)	$(19,961)	$(12,401)

Basic and diluted net loss per share	$(2.10)

Basic and diluted weighted average common shares outstanding	5,990,543

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Loss		Net Allocations from Acacia Research Corporation
			Additional Paid-In Capital		Accumulated Net Losses		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2004	—	$—	$—	$—	$(112,228)	$159,056	$46,828
Net loss	—	—	—	—	(12,401)	—	(12,401)
Net allocations from Acacia Research Corporation	—	—	—	—	—	10,671	10,671

Balances, December 31, 2005	—	—	—	—	(124,629)	169,727	45,098
Net loss	—	—	—	—	(19,961)	—	(19,961)
Net allocations from Acacia Research Corporation	—	—	—	—	—	7,677	7,677

Balances, December 31, 2006	—	—	—	—	(144,590)	177,404	32,814
Net loss—January 1, 2007 through August 14, 2007	—	—	—	—	(7,948)	—	(7,948)
Net allocations from Acacia Research Corporation	—	—	—	—	—	2,831	2,831
Reclassification of warrant liability to equity	—	—	9,089	—	—	—	9,089
Split off from Acacia Research Corporation	5,987,515	6	27,688	3	152,538	(180,235)	—
Unrealized gain (loss) on short-term investments	—	—	—	15	—	—	15
Non-cash stock compensation	—	—	425	—	—	—	425
Stock issued to consultant	3,400	—	21	—	—	—	21
Net loss, August 15, 2007 through December 31, 2007	—	—	—	—	(4,605)	—	(4,605)

Other comprehensive loss							(4,587)

Balances, December 31, 2007	5,990,915	$6	$37,223	$18	$(4,605)	$—	$32,642

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(12,553)	$(19,961)	$(12,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,899	2,025	2,183
Goodwill impairment	—	—	565
Non-cash stock compensation	2,504	2,357	(159)
Deferred taxes	—	(34)	(137)
Legal settlement gains	—	—	(406)
Warrant gains	(2,523)	(1,753)	(812)
Equity in loss of investees	1,021	1,036	352
Loss on sale of interest in subsidiary	—	84	—
Allowance for bad debt	258	—	—
Stock issued to consultant	224	—	—
Other	38	337	(79)
Changes in assets and liabilities:
Accounts receivable	(623)	289	(568)
Inventory, prepaid expenses and other assets	(151)	103	(179)
Accounts payable and accrued liabilities	(755)	431	353
Deferred revenues	(765)	(111)	(2,355)

Net cash used in operating activities	(11,426)	(15,197)	(13,643)

Investing activities:
Purchase of property and equipment	(109)	(536)	(1,325)
Purchase of available-for-sale investments	(6,992)	(5,537)	(36,771)
Sale of available-for-sale investments	7,613	13,573	43,086
Purchase of additional interest in unconsolidated subsidiary	—	(2,150)	(1,600)
Sale of interest in subsidiary	—	(369)	—

Net cash provided by investing activities	512	4,981	3,390

Financing activities:
Repayment of capital lease obligation	(11)	—	—
Net cash flows transferred from Acacia Research Corporation	5,410	12,327	12,914

Net cash provided by financing activities	5,399	12,327	12,914

Effect of exchange rate on cash	—	—	72

(Decrease) increase in cash and cash equivalents	(5,515)	2,111	2,733

Cash and cash equivalents, beginning	7,829	5,718	2,985

Cash and cash equivalents, ending	$2,314	$7,829	$5,718

Non-cash investing and financing activities:
Reclassification of warrant liability to additional paid-in capital	$9,089	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

        CombiMatrix Corporation (the "Company" "we" "us" and "our") was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002 (the "Merger Date"), we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock") and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as "the CombiMatrix group," whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia's technology business, referred to as "the Acacia Technologies group." Immediately following the Merger Date, the Company had 1,000 shares of common stock authorized and 100 shares issued and outstanding, all of which were owned by Acacia.

        In 2006, Acacia announced its intent to split off the Company from Acacia as an independent public company. On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1934 to be redeemed for AR-CombiMatrix stock. On June 8, 2007, the SEC declared our registration statement effective. On August 15, 2007 (the "Redemption Date"), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the Redemption Ratio), which is publicly traded on the Nasdaq Global Market exchange (symbol: "CBMX"). We issued 5.9 million shares of our common stock to the holders of AR-CombiMatrix stock as of the Redemption date and as a result, we are no longer a subsidiary of, nor are we affiliated with, Acacia Research Corporation.

Description of the Company

        We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of genetic analysis, molecular diagnostics, drug development, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), a wholly owned subsidiary of ours located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis. CombiMatrix K.K., a former wholly owned Japanese corporation located in Tokyo, Japan, has existed for the purposes of exploring opportunities for our array system with pharmaceutical and biotechnology companies in the Asian market. In January of 2006, we sold 67% of our ownership interest in CombiMatrix K.K. to a third party (see Note 6).

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basis of Presentation

        Through the Redemption Date, the consolidated financial statements included herein include the assets, liabilities, operating results and cash flows of the Company using Acacia's historical bases in the assets and liabilities and the historical results of operations of the Company. Historical net allocations from Acacia Research Corporation represent their allocations to us for equity transactions of Acacia that have been attributed to the Company. On the Redemption Date, amounts reflected as net allocations from Acacia Research Corporation and accumulated net losses were reclassified to additional paid-in capital. Accumulated net losses reflected in our December 31, 2007 consolidated balance sheet reflects the accumulation of our net losses subsequent to the Redemption Date.

        Through the Redemption Date, the consolidated financial statements include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs. The expense allocations were determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods presented. Direct salaries, payroll taxes and fringe benefits incurred by Acacia were allocated to Acacia's reporting groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other expenses or costs were allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent were allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation were allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. For the years ended December 31, 2007, 2006 and 2005, corporate expenses totaling $102,000, $551,000 and $498,000, respectively, were allocated to us by Acacia, which has ceased allocating their overhead charges to us since the Redemption Date.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. We believe that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements through September of 2008.

        In order for us to continue as a going concern beyond September of 2008, we will be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reduction in operating costs at

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CMDX, should they occur, could jeopardize its ability to launch, market and sell additional diagnostics products and services necessary to grow and sustain its operations to eventually achieve profitability. The anticipation that we will be required to obtain additional financing in the foreseeable future raises substantial doubt about our ability to continue as a going concern beyond September of 2008. In addition to seeking additional capital from outside sources, our plans in regard to these matters include continued focus on operating cost reductions as were achieved during 2007. Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the Department of Defense. See Note 3 below regarding additional liquidity risks due to certain of our available-for-sale investments held in auction market securities as of December 31, 2007.

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

        Our products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on our business and operating results. No adjustment has been made to these consolidated financial statements as a result of these contingent events. Also, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from matters discussed herein.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Principles and Fiscal Year End.    The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. We have a December 31 year-end.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Use of Estimates.    The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and our wholly owned and majority-owned subsidiaries. Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee. The Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R"), generally stipulates that an entity is a variable interest entity, or VIE, if it does not have sufficient equity investment at risk, or if the holders of the entity's equity instruments lack the essential characteristics of a controlling financial interest. FIN 46R requires that the holder subject to a majority of the risk of loss from a VIE's activities must consolidate the VIE. However, if no holder has a majority of the risk of loss, then a holder entitled to receive a majority of the entity's residual returns would consolidate the entity.

        Revenue Recognition.    We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

        Revenues from multiple-element arrangements involving license fees, up-front payments, milestone payments, products and/or services, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements. Historically, our multiple-element arrangements have arisen from executing research and development agreements with various strategic partners including Toppan Printing Ltd. ("Toppan") and Furuno Electric Co. ("Furuno"). We entered into development agreements with these partners to perform certain research and development activities, which provided for payments to us as various development milestones were achieved. While these agreements typically included several elements of performance, the agreements have been accounted for as single elements of accounting under EITF Issue No. 00-21 due to the lack of verifiable, objective evidence of fair value for undelivered elements in the agreements at the time that up-front or milestone payments were received by us. As a result, payments from our partners were recorded as deferred revenues and were not recognized as revenues until all of the undelivered elements had been completed.

        Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin ("ARB") No. 43, "Government Contracts," and related pronouncements, such as Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period. Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

        Revenue from the sale of products and services, including shipping and handling fees but excluding statutory withholding taxes collected from customers, as applicable, are recognized when delivery has occurred or services have been rendered. We sell our products and services directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end-users. Our agreements do not provide for credits, returns or exchanges with our customers or distributors. Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

        Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

        Cash and Cash Equivalents.    We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

        Available-For-Sale Investments.    Our available-for-sale investments are held in a variety of interest bearing instruments including high-grade corporate bonds, money market accounts and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term. Investments are classified in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized. The fair value of our investments is determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in net loss. An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

        At December 31, 2007 and December 31, 2006, we held $3.4 million and $3.5 million, respectively, of available-for-sale investments consisting of auction market securities. Our investments in these securities

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have historically had the ability to quickly liquidate these securities during the periods presented and as a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

        Concentration of Credit Risks.    Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and available-for-sale short-term investments. We position our cash equivalents and available-for-sale investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents.

        Collaboration agreement revenues recognized by us for the years ended December 31, 2007 and 2006 relate to amortization of upfront payments made to us by Furuno, and for the year ended December 31, 2005 relate to our collaborative research and development agreements with Toppan. Government contract revenues recognized by us for all periods presented relate to our ongoing contracts with the U.S. Department of Defense ("DoD") regarding our electrochemical and microfluidics technologies. At December 31, 2007 and 2006, accounts receivable due from the DoD included $289,000 and $85,000, respectively. Excluding the DoD, one and two customers represented approximately 28% and 69% of our accounts receivable at December 31, 2007 and 2006, respectively. For the year ended December 31, 2005, 18% of our array product and service revenues was recognized by CombiMatrix K.K.

        Substantially all of the components and raw materials used in the manufacture of our products, including semiconductors and reagents, are currently provided to us from a limited number of sources or in some cases from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified. We utilize non-standard semiconductor manufacturing processes to fabricate an electrode array that is a key aspect of the array structure. Although we have a supply agreement in place with a semiconductor wafer manufacturer to ensure availability of the raw materials, the agreement does not guarantee a permanent supply.

        Accounts Receivable.    Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from contracts with the DoD. We provide an allowance for doubtful accounts based on an evaluation of customer account balances past due approximately 30 days from the date of invoicing. In determining whether to record an allowance for a specific customer, we consider a number of factors, including prior payment history and financial information for the customer.

        Inventory.    Inventory, which consists primarily of raw materials to be used in the production of our array products, is stated at the lower of cost or market using the first-in, first-out method.

        Property and Equipment.    Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Machine shop and laboratory equipment	3 to 5 years
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 years
Leasehold improvements	Lesser of lease term or useful life of improvement

        Certain leasehold improvements, furniture and equipment held under capital leases are classified as property and equipment and are amortized over their useful lives using the straight-line method. Lease amortization is included in depreciation expense.

        Organization Costs.    Costs of start-up activities, including organization costs, are expensed as incurred.

        Patents and Goodwill.    Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their economic remaining useful lives, ranging from seven to twenty years. Goodwill is not amortized.

        Impairment of Long-Lived Assets and Goodwill.    Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

        Goodwill is evaluated annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Prior to the fourth quarter of 2005, we had recognized goodwill in the amounts of $18.9 million, $172,000 and $393,000 at our three reporting units; CombiMatrix Corporation and two wholly owned subsidiaries, Advanced Materials Sciences and CombiMatrix K.K., respectively. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the impaired fair value of the goodwill. In accordance with this policy and as more fully disclosed in Note 7, we recognized a goodwill impairment charge of $565,000 for the year ended December 31, 2005, representing all of the goodwill associated with Advanced Materials Sciences and CombiMatrix K.K. As a result, we only have one reporting unit as of December 31, 2006 and 2007. The fair value of the CombiMatrix Corporation reporting unit for 2006 and 2007 was determined using existing market prices for AR-CombiMatrix stock prior to the Redemption Date, and CombiMatrix Corporation common stock subsequent to the Redemption Date. There can be no assurance that future goodwill impairment tests will not result in additional impaired charges.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Fair Value of Financial Instruments.    The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

        Foreign Currency Translation.    The functional currency of CombiMatrix K.K. is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for all periods presented.

        Stock-based Compensation.    Prior to the Redemption Date, employees of CombiMatrix Corporation had been granted options to purchase AR-CombiMatrix common stock. As a result, the following disclosures prior to the Redemption Date relate to AR-CombiMatrix stock option awards. Subsequent to the Redemption Date, we began issuing stock option awards under the CombiMatrix Corporation 2006 Stock Incentive Plan (the "CombiMatrix Plan"), which provides for equity-based awards in our common stock.

        In December 2006, the Acacia board of directors passed a clarifying amendment to the CombiMatrix 2000 Stock Awards Plan and the 2002 CombiMatrix Stock Incentive Plan (the "Prior Plans") to include the planned split off of CombiMatrix Corporation as a change in control under the terms of the Prior Plans. This was due to the fact that the holders of stock in Acacia no longer own an interest in the assets of CombiMatrix, nor does the board of directors of Acacia administer the Prior Plans subsequent to the Redemption Date. As a result and as of the Redemption Date, all but 346 outstanding options under the Prior Plans relating to AR-CombiMatrix stock immediately vested on the Redemption Date as the split off of the Company from Acacia was deemed a change in control. As of the Redemption Date, we recognized a charge of approximately $1.3 million, representing previously unrecognized compensation expense related to nonvested AR-CombiMatrix common stock option awards outstanding as of the Redemption Date. None of these options were exercised and all but 346 of the options issued under the Prior Plans were subsequently terminated ninety days following the Redemption Date. Option activities of the CombiMatrix Plan subsequent to the Redemption Date are disclosed in Note 13.

        Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which sets forth the accounting requirements for "share-based" compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. In March 2005, the SEC published Staff Accounting Bulletin No. 107 ("SAB 107"), which requires stock-based compensation to be classified in the same expense line items as cash compensation (e.g., cost of products, research and development expenses and marketing, general and administrative expenses). The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award and is recognized as an expense over the employee's requisite service period, which is generally the vesting period of the equity award. In addition, SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate. As such, SFAS No. 123R requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. We considered several factors in connection with our estimates of pre-vesting forfeitures including types of awards, employee class and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeiture must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. Prior to the adoption of SFAS No. 123R, we accounted for forfeitures as they occurred under the pro forma disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All references to stock-based compensation expense in these notes, upon adoption of SFAS No. 123R and unless otherwise indicated, refer to stock-based compensation net of estimated forfeitures, as required by SFAS No. 123R.

        We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and presented as pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). The cumulative effect of applying an estimated forfeiture percentage to stock-based payments granted prior to, but not yet vested as of January 1, 2006, was not material.

        The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides for a "simplified method" of estimating the expected term for stock options granted prior to December 31, 2007, that: 1) are granted at-the-money, 2) are exercisable only upon completion of a service condition through the vesting date, 3) require that employees who terminate their service prior to vesting must forfeit the options, 4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and 5) are nontransferable and non-hedgeable. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche of awards with graded vesting. The mid-point between the vesting commencement date and the expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the times from grant until these midpoints for each of the tranches may be averaged to provide an overall expected term. The fair value of share-based awards is expensed on a straight-line basis over the requisite service period (generally the vesting period of the award), which is generally two to four years.

        Pre-2006 Stock-Based Compensation.    Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. We also followed the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we recognized compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates will be estimated for all awards as required by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method of adoption of SFAS No. 123R, the consolidated financial statement amounts for prior periods presented in these notes have not been restated to reflect the fair value method of recognizing compensation cost relating to stock-based awards.

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of our common stock, and on AR-CombiMatrix stock prior to the Redemption Date. Volatilities of peer companies were also considered, when applicable, to address the lack of extensive historical volatility data for AR-CombiMatrix stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The fair values of the common stock options granted during the periods presented were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	For the years ended December 31,
	2007	2006	2005
Risk free interest rate	4.4%	5.1%	3.8%
Volatility	85%	82%	88%
Expected term	5.7 years	6.0 years	5.0 years
Expected dividends	0%	0%	0%

        Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Cost of products	$35	$—	$—
Research and development	1,237	1,097	—
Marketing, general and administrative	1,232	1,260	(159)

Total non-cash stock compensation	$2,504	$2,357	$(159)

        In aggregate, the impact of adopting SFAS No. 123R was $2.3 million for the year ended December 31, 2006. Awards granted prior to our implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Stock-based compensation expense recognized in 2005 resulted from options granted to certain non-employee scientific advisory board members accounted for under the fair value method (see Note 13), which resulted in a net credit for the year ended December 31, 2005 due to declines in the trading value of the underlying AR-CombiMatrix common stock during this reporting period.

        The following table illustrates the pro forma effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123 (in thousands):

For the Year Ended December 31, 2005
Income (loss) from operations as reported	$(12,401)
Add: Stock-based compensation, intrinsic value method reported in net loss, net of tax	—
Deduct: Pro forma stock-based compensation fair value method	(2,834)

Loss from operations, pro forma	$(15,235)

        Research and Development Expenses.    Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in our products is expensed as incurred until both

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

        Advertising.    Costs. Costs associated with marketing and advertising of our products and services are expensed as incurred. For the years ended December 31, 2007, 2006 and 2005, we incurred marketing and advertising expenses of $126,000, $253,000 and $516,000, respectively.

        Income Taxes.    Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

        Comprehensive Loss.    We display comprehensive loss and its components as a part of the statement of shareholders' equity. Accumulated other comprehensive loss consists entirely of unrealized gains and losses on available-for-sale investments.

        Segments.    We follow SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about our products, services, geographic areas and major customers. We have determined that we operate in one segment.

        Loss Per Share.    As discussed in Note 1, we were a wholly owned subsidiary of Acacia from the Merger Date and had 100 shares of common stock outstanding for all periods presented through August 14, 2007. Therefore, historical loss per share has not been presented in the consolidated financial statements as this information is not considered meaningful. Net loss per share has been presented for current financial period only in order to reflect the capital structure of the Company subsequent to the Redemption Date.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding subsequent to the Redemption Date. Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for the current period presented. The following table presents a reconciliation of basic and diluted loss per share for the year ended December 31, 2007 (in thousands, except share and per-share data):

December 31, 2007
Numerator:
Loss applicable to common shareholders	$(12,553)

Denominator:
Weighted-average common shares outstanding	5,990,543

Basic and diluted loss per share	$(2.10)

Common stock options	976,420
Common stock warrants	2,383,865

Excluded dilutive securities	3,360,285

        Reclassifications.    Certain reclassifications have been made to prior period financial statements in order to conform to the current period's presentation.

        Recent Accounting Pronouncements.    In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. For example, acquisition costs will generally be expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial statements.

        In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"). This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS No. 160 requires the recognition of a noncontrolling interest (i.e., a minority interest) as a component of equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the statement of operations. SFAS No. 160 also amends certain aspects of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141R. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial statements.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        In November 2007, the EITF issued EITF Issue No. 07-01 "Accounting for Collaborative Arrangements" ("EITF 07-01"). EITF No. 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer." EITF No. 07-01 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of EIFT 07-01 but do not currently believe that it will have a significant impact on our consolidated financial statements.

3.    AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale investments consist of the following (in thousands):

	December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate notes and bonds	$1,495	$1,505	$1,990	$1,980
U.S. government securities	1,004	1,012	1,011	1,006
Auction market securities	3,403	3,403	3,526	3,526

	$5,902	$5,920	$6,527	$6,512

        Gross unrealized gains and losses related to these securities were not material for the periods presented. At December 31, 2007, none of our securities had maturities of greater than one year, other than auction market securities. At December 31, 2006, the cost and fair market value of securities with contractual maturities of greater than one year, other than auction market securities, was $2.5 million, respectively.

        Subsequent to year-end, $1.5 million of our auction market securities were sold at par value. In late February and early March of 2008, our remaining $1.9 million of auction rate securities failed to settle at auction and are currently illiquid. Liquidity of these investments is subject to either a successful auction process, redemption of the investment, or a sale of the security in a secondary market. As of December 31, 2007, the carrying value of these investments was equal to the fair value based on successful auctions preceding and subsequent to year end. All of our remaining auction market securities carry at least an A2 rating and continue to earn interest at the contractual maximum rate. We cannot predict whether future auctions related these securities will be successful. In connection with preparing our interim financial statements during 2008, we will consider whether any future lack of liquidity in these securities has resulted in an impairment of our remaining auction market securities subsequent to December 31, 2007.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Machine shop and laboratory equipment	$1,160	$4,322
Furniture and fixtures	3,378	130
Computer hardware and software	666	670
Leasehold improvements	1,053	1,039

	6,257	6,161
Less—accumulated depreciation and amortization	(5,079)	(4,376)

	$1,178	$1,785

        Depreciation and amortization expense was $738,000, $892,000 and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectfully. Fully depreciated assets of $1.0 million were written off in 2006.

5.    BALANCE SHEET COMPONENTS

        Accounts payable and accrued liabilities consists of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$1,263	$1,194
Payroll and other employee benefits	211	172
Accrued vacation	376	434
Deferred rent	194	269
Accrued consulting and other professional fees	297	292
Other accrued liabilities	178	409

	$2,519	$2,770

        Deferred revenues consist of the following (in thousands):

	December 31,
	2007	2006
Milestone and up-front payments	$676	$1,441
Less: current portion	(301)	(365)

	$375	$1,076

        During the third quarter of 2007, we completed all obligations under our previous agreements with NASA Ames Research Center ("NASA") and as a result, we recognized all previously deferred payments from NASA as product revenue totaling $439,000 in the accompanying December 31, 2007 consolidated statement of operations. During the third quarter of 2006, we entered into a manufacturing agreement and completed our obligations under our collaboration agreement with Furuno. As a result, we began amortizing the $1.0 million upfront payment previously received under the collaboration agreement over

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the economic life of the manufacturing agreement, which is estimated to be four years. During the fourth quarter of 2005, we completed all obligations under our collaboration and supply agreement with Toppan and as a result, we recognized all previously deferred payments from Toppan as collaboration agreement revenue totaling $2.3 million in the accompanying December 31, 2005 consolidated statement of operations.

6.    INVESTMENTS

        In October 2004 (the "Investment Date"), we entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, we purchased 3.1 million shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4.0 million. The ownership interest was acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the fourth quarter of 2006. Our CEO is also a director of Leuchemix. As of December 31, 2007, 2006 and 2005, we had invested a combined $4.0 million, $4.0 million and $1.9 million, respectively, representing a 33%, 33%, and 19% voting interest, respectively, in the total outstanding securities of Leuchemix. This investment is being accounted for under the equity method.

        Our interest in the equity in loss of Leuchemix, including our share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $1.0 million, $963,000 and $352,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Summary financial information for Leuchemix was not significant as of December 31, 2007 or 2006.

        In January 2006, we expanded our relationship with one of our existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the consolidated statement of operations for the year ended December 31, 2006 was $84,000. Subsequent to the sale, our investment in CombiMatrix K.K. was accounted for under the equity method. Our interest in the equity in loss of CombiMatrix K.K. was not significant for the periods presented. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated balance sheet as of December 31, 2006.

7.    GOODWILL AND INTANGIBLE ASSETS

        We had $16.9 million of goodwill as of December 31, 2007 and 2006, respectively. Prior to December 31, 2005, goodwill included $565,000 of goodwill that resulted from step-acquisitions of Advanced Materials Sciences, Inc. ("AMS") and CombiMatrix K.K. during July 2003. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with our annual forecasting process. Due to the lack of third-party research and development funding for AMS and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters for these reporting units. Based on these trends, the operating forecasts for 2006 were revised downward and as a result, a goodwill impairment loss of $565,000 was recognized in December 2005. The fair values of these reporting units were estimated using the expected present value of their future cash flows.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        Our identifiable long-lived intangible assets are patents and prepaid licenses, which are being amortized over an economic useful life of ranging from 7 to 20 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
Gross carrying amount—patents and licenses	$12,595	$12,595
Accumulated amortization	(6,464)	(5,303)

Patents and licenses, net	$6,131	$7,292

        Aggregate patent and license amortization expense was $1.2 million, $1.1 million and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2012 is estimated to be $1.2 million per year.

8.    INCOME TAXES

        Our benefit for income taxes consists of the following (in thousands):

	December 31,
	2007	2006	2005
Current:
U.S. Federal tax	$—	$—	$—
State taxes	—	—	(31)

	$—	$—	$(31)

Deferred:
U.S. Federal tax	$—	$(34)	$(136)
State taxes	—	—	—

	$—	$(34)	$(167)

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Depreciation and amortization	$268	$157
Deferred revenues	215	447
Stock compensation	316	7,656
Accrued liabilities and other	555	(279)
Net operating loss carryforwards and credits	48,198	42,923

Total deferred tax assets	49,552	50,904
Less: valuation allowance	(47,580)	(48,584)

Deferred tax assets, net of valuation allowance	1,972	2,320

Deferred tax liabilities:
Intangibles	(1,972)	(2,320)

Net deferred tax liability	$—	$—

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2007	2006	2005
Statutory federal tax rate	(34%)	(34%)	(34%)
Non deductible permanent items	3%	(2%)	4%
Valuation allowance	34%	35%	27%
Other	(3%)	1%	2%

	0%	0%	(1%)

        At December 31, 2007, we had deferred tax assets totaling approximately $49.6 million, which are fully offset by a valuation allowance due to our determination that the criteria for asset recognition have not been met. At December 31, 2007, we had federal net operating loss carryforwards of approximately $129.0 million, which will begin to expire in 2010 through 2027. In addition, we have tax credit carryforwards of approximately $4.3 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Based on a tax allocation agreement executed between us and Acacia, it is expected that all tax benefits, carryforwards and balances attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date.

        Our annual income tax returns have historically been included with Acacia's consolidated tax return filings. Had we filed separate tax returns, the benefit for income taxes recognized by us would not have differed from the amounts reported in our consolidated statements of operations for all years presented.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        In February of 2007, we entered into an amendment (the "Amendment") to our existing non-cancelable operating lease for approximately 31,000 square feet of office and laboratory facilities in Mukilteo, Washington, which was originally executed in October of 2000. The original lease included a security deposit in the form of a letter of credit in the amount of $1.5 million issued to the landlord. The Amendment reduced the letter of credit amount, which as of December 31, 2007, was $600,000 and will be reduced by approximately $40,000 per month to a floor amount of $300,000 by August of 2008. The Amendment also includes an extension of two years beyond our original termination date of October 31, 2008 (the "Termination Date"). However, we have the right to terminate the lease without penalty as of the Termination Date if we provide notice to the landlord on or before July 31, 2008. Future minimum lease payments listed below assumes we will not terminate the lease on or before July 31, 2008.

        We have also executed a non-cancelable operating lease agreement for approximately 7,000 square feet of office and laboratory facilities in Irvine, California. Future minimum operating lease payments for all of our facilities are as follows (in thousands):

Year:
2008	$574
2009	517
2010	353
2011 and thereafter	—

Total minimum lease payments	$1,444

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $614,000, $2.0 million and $1.9 million, respectively.

Capital Lease Obligation

        In March of 2007, CMDX entered into a capital lease obligation to purchase $44,000 of laboratory equipment with a useful life of five years. As of December 31, 2007, the remaining lease obligation was $24,000 with minimum lease payments of $18,000 due in 2008 and $6,000 due in 2009. The fair value of the capital lease obligation was not significantly different from its carrying amount as of December 31, 2007.

Collaborative and Research Agreements

        On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies. The primary objectives of the contract are to continue development of a multipathogen and chemical detection system. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million. As of December 31, 2007, we had incurred $675,000 in actual contract costs for the chemical detection contract, which was approximately 41% complete.

        On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. As of December 31, 2007, we had incurred $477,000 in actual contract costs for the genotyping contract, which was approximately 75% complete.

        On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $1.9 million. As of December 31, 2007, we had incurred $830,000 in actual costs for the microfluidics contract, which was approximately 58% complete.

        On February 8, 2006, we executed a one-year, $2.1 million contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, we will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.1 million. This project was concluded in March of 2007. As a result, there are no future revenues or expenses to be recognized in future periods under this agreement.

        In March of 2004, we were awarded a two-year, $5.9 million contract with the DoD to further the development of our array technology for the detection of biological and chemical threat agents. Under the terms of the contract, we performed research and development activities as described under the contract and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of approximately $5.9 million. This project was concluded in December of 2005. As a result, there are no future revenues or expenses to be recognized in future periods under this agreement.

Human Resources

        We provide certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary plus medical and dental benefits. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we were required to comply with certain anti-dilution provisions related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years. For the years ended December 31, 2005, we recognized net non-cash credits totaling $406,000 in connection with the anti-dilution provisions of the settlement agreement. The non-cash credits reflected our estimates of the fair value of AR-CombiMatrix stock issued to Nanogen as a result of certain options and warrants that were exercised during this time. Prior to the third quarter of 2005, the liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as a long-term liability. The anti-dilution provisions of the settlement agreement expired in September 2005, resulting in a net non-cash credit of $211,000 from extinguishing the related liability as of that date. There are no future stock-based obligations to Nanogen as a result.

        In addition to other terms of the settlement agreement with Nanogen, we are also required to make quarterly payments to Nanogen equal to 12.5% of payments made to us from the sales of certain products

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

developed by us and our affiliates that are based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement for the years ended December 31, 2007, 2006 and 2005 were $121,000, $348,000, and $217,000, respectively and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

        We are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date. See Note 15 below regarding subsequent events pertaining to litigation.

10.    RETIREMENT SAVINGS PLAN

        We have an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. We may contribute to the Retirement Plan at the discretion of our board of directors. There were no contributions made by the Company during any of the years presented.

11.    SHAREHOLDERS' EQUITY

Common and Preferred Stock

        We have 180 million and 30 million shares of authorized common and preferred stock, respectively, each with a par value of $0.001 per share. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders, including the election of directors, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. See Note 1 for a discussion of the Redemption and issuance of our common stock as a result of the split off of CombiMatrix from Acacia.

        The board of directors has the authority, without further action by the shareholders, to issue from time to time preferred stock in one or more series and to fix the number of shares, designations, preferences, powers, and relative, participating, optional or other special rights and the qualifications or restrictions of our preferred stock. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions, and purchase funds and other matters. There is currently no preferred stock issued or outstanding.

Allocated Net Worth

        Prior to the Redemption Date, our equity was reflected as consolidated statements of allocated net worth, which was comprised primarily of the equity transactions executed by Acacia that were attributed to us as well as the accumulation of our net losses. Acacia allocated transactions including common stock financings, exercise of employee stock options and allocated corporate charges were reflected as "net allocations from Acacia" in our consolidated financial statements prior to the Redemption Date. Presented

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

below is a detail of the net allocations from Acacia for all periods presented through the Redemption Date:

2005:
Units issued in direct offerings, net of issuance costs	$12,724
Warrants issued in direct offerings, re-classified as long-term liabilities	(2,194)
Allocated corporate charges	179
Stock options and warrants exercised	11
Compensation expense relating to stock options and warrants	(160)
Unrealized gain on short-term investments	38
Unrealized gain on foreign currency translation	73

Net allocations from Acacia—2005	$10,671

2006:
Units issued in direct offerings, net of issuance costs	$12,109
Warrants issued in direct offerings, re-classified as long-term liabilities	(7,104)
Allocated corporate charges	277
Stock issued to consultant	94
Compensation expense relating to stock options and warrants	2,360
Unrealized loss on short-term investments	(3)
Reclassification of foreign currency translation	(56)

Net allocations from Acacia—2006	$7,677

2007:
Units issued in direct offerings, net of issuance costs	$5,001
Warrants issued in direct offerings, re-classified as long-term liabilities	(4,879)
Stock warrants exercised	368
Allocated corporate charges	41
Stock issued to consultant	209
Compensation expense relating to stock options and warrants	2,079
Unrealized gain on short-term investments	12

Net allocations from Acacia—January 1, 2007 through Redemption Date	$2,831

12.    EQUITY FINANCINGS AND WARRANTS

        The following share and per share amounts have been adjusted to reflect the Redemption Ratio discussed above.

2007

        On May 4, 2007, Acacia executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5.0 million through the issuance of 678,093 units. Each unit consisted of one share of AR-CombiMatrix common stock and a 1.5 five-year common stock warrant, for a total of 678,093 shares and warrants to purchase 1,017,140 shares of AR-CombiMatrix common stock issued to investors. Each warrant entitled the holder to purchase a share of AR-CombiMatrix stock at a price of $5.50 per share. These warrants were assumed by us as of the Redemption Date and are currently exercisable for CombiMatrix common stock. The net proceeds from the May 2007 registered direct offering were attributed to us by Acacia.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2006

        On June 14, 2006, Acacia entered into a standby equity distribution agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell"). Under the terms of the SEDA, Acacia could require Cornell to purchase up to the lower of $50.0 million of AR-CombiMatrix common stock or up to 1,302,492 shares of AR-CombiMatrix stock over a two-year period following the effective date of the SEDA. Such shares were in the form of registered securities drawn from Acacia's shelf registration statement. All proceeds from each advance, along with all associated fees and expenses, were allocated to us. At the closing of each advance, Acacia issued to Cornell the number of shares of AR-CombiMatrix common stock equal to the amount of the advance divided by the lowest daily volume weighted average price ("VWAP") of AR-CombiMatrix common stock during the five trading days following the advance notice to Cornell, which purchased the shares at 97.5% of the VWAP. Management could also specify a floor price whereby shares that traded below the established floor price during the five-day trading period were excluded from determining the VWAP. At each closing, Acacia paid to Cornell an underwriting fee of 4% of the gross amount of each advance. Acacia was not obligated to request any advances under the agreement and was not obligated to pay any additional fees to Cornell so long as no advances were requested. The SEDA was also cancelable by Acacia at any time, without penalty. A total of 1,302,492 shares of AR-CombiMatrix common stock were authorized to be issued under the SEDA. Upon closing of the SEDA, we paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and was being amortized against future advances as costs of equity issuances. On June 23, 2006, Cornell purchased 34,375 shares of AR-CombiMatrix common stock at $16.00 per share. From the execution of the SEDA through December 20, 2006, Acacia requested five advances from Cornell to purchase a total of 321,135 shares of AR-CombiMatrix stock at prices ranging from $11.60 to $7.30 per share, resulting in net proceeds of $3.1 million contributed to us by Acacia. On December 20, 2006, Acacia cancelled the SEDA.

        On December 13, 2006, Acacia completed a registered direct offering with Oppenheimer & Co., Inc. ("Oppenheimer") as the placement agent, raising gross proceeds of $10.0 million through the issuance of 976,831 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants, for a total of 976,831 shares and warrants to purchase 1,172,198 shares of AR-CombiMatrix common stock issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $8.70 per share. Acacia issued an additional 48,842 warrants of AR-CombiMatrix stock with an exercise price of $10.90 per share to Oppenheimer. The warrants issued in the offering were assumed by us as of the Redemption Date and are currently exercisable for CombiMatrix common stock. Net proceeds raised from the offering of $9.3 million were attributed to us by Acacia. Also, the unamortized SEDA costs of $444,000 were charged against the net proceeds of the offering, as canceling the SEDA was a condition of closing the offering.

2005

        In July 2005, Acacia raised gross proceeds of $3.2 million through the sale of 140,044 shares of AR-CombiMatrix stock at a price of $22.50 per share in a registered direct offering. Net proceeds raised of approximately $3.1 million, which are net of related issuance costs, were attributed to us by Acacia.

        In September 2005, Acacia raised gross proceeds of $10.5 million through the sale of 638,591 shares of AR-CombiMatrix stock and 159,648 AR-CombiMatrix stock purchase warrants at a price of $16.50 per unit in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $24.00 per share and is exercisable immediately upon issue. These warrants were assumed by us as of the Redemption Date and

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

are currently exercisable for CombiMatrix common stock. Net proceeds raised of approximately $9.6 million, which are net of related issuance costs, were attributed to us by Acacia.

Warrants

        Prior to the Redemption Date, Acacia had issued approximately 2.4 million warrants to purchase AR-CombiMatrix stock in connection with various financing transactions. As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable in CombiMatrix Corporation common stock, adjusted for the Redemption Ratio discussed above. Outstanding warrants to purchase CombiMatrix stock are as follows:

	Number of Warrants Outstanding
Date of Issue	December 31, 2007	December 31, 2006	Exercise Price	Expiration
May 2007	1,017,140	—	$5.50	May 2012
December 2006	1,178,736	1,221,039	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	28,341	28,341	$27.50	May 2008

Total	2,383,865	1,409,028

        Acacia's classes of common stock were subject to certain redemption provisions in the event that Acacia were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of such assets. Pursuant to guidance set forth in FSP No. 150-5, EITF 00-19 and related guidance, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date. As of December 31, 2006, the warrant liability was $6.7 million.

        Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity. On the Redemption Date, the warrants became exercisable in CombiMatrix common stock, were adjusted to their fair value of $9.1 million and were reclassified to additional paid-in capital. For the years ended December 31, 2007, 2006 and 2005, adjusting the warrant liabilities to their fair values resulted in net gains to our consolidated statements of operations of $2.5 million, $1.8 million and $812,000, respectively. We do not expect to incur future warrant adjustments from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date. However, the issuance of warrants in future equity financings, should they occur, may be required to be classified as long-term liabilities subject to fair value adjustments.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        The fair value of AR-CombiMatrix stock purchase warrants during 2007 through the Redemption Date (August 15, 2007) and for the years ended December 31, 2006 and 2005 was determined using the Black-Scholes option-pricing model, using the following weighted average assumptions:

		December 31,
	August 15, 2007
		2006	2005
Risk free interest rate	4.50%	4.70%	4.40%
Volatility	78%	80%	84%
Expected term	6.5 years	4.7 years	4.4 years
Expected dividends	0%	0%	0%

        In February 2007, proceeds of $368,000 were received from the issuance of 42,303 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with previous equity financings. There have been no warrant exercises subsequent to February 2007.

13.    STOCK OPTIONS

        As discussed in Note 2, prior to the Redemption Date, employees of CombiMatrix Corporation participated in Acacia's stock option plans, specifically the 2002 CombiMatrix Stock Incentive Plan (the "AR-CombiMatrix Group Plan"), which was approved by the shareholders of Acacia in December of 2002. The AR-CombiMatrix Group Plan authorized grants of stock options, stock awards and performance shares with respect to AR-CombiMatrix stock. Subsequent to the Redemption Date, our employees participate in the CombiMatrix Corporation 2006 Stock Incentive Plan (the "CombiMatrix Plan"), which was approved by our board of directors in 2006. In addition, during 2005, the board of directors of our wholly owned subsidiary, CMDX, approved the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan"). Our board of directors believes that granting employees stock-based awards is in the best interest of our company and our shareholders. The following disclosures have been segregated between these three stock option plans, and option activity relating to the AR-CombiMatrix Group Plan has been adjusted to reflect the Redemption Ratio.

CombiMatrix Corporation 2006 Stock Incentive Plan

        The CombiMatrix Plan is administered by the compensation committee of our board of directors. This committee determines which eligible individuals are to receive option grants or stock issuances under the CombiMatrix Plan, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, our compensation committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in the employ of the Company (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three-year vesting term following the date of grant and expire ten years after the grant date. The

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

authorized number of shares of common stock subject to the CombiMatrix Plan was originally 8.1 million shares, and increases by 3% of the total number of CombiMatrix stock outstanding at the end of each calendar year beginning in 2007. At December 31, 2007, there were 7,124,000 shares available for grant under the CombiMatrix Plan.

        The following is a summary of the stock option activities under the CombiMatrix Plan:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2006	—	$—
Granted	1,014,720	$4.63
Exercised	—	$—
Forfeited	—	$—
Cancelled	(38,300)	$4.76

Balance at December 31, 2007	976,420	$4.63	9.7 years	$2,882

Exercisable at December 31, 2007	88,408	$4.63	9.7 years	$261

        Information related to options granted under the CombiMatrix Plan during 2007 is as follows:

December 31, 2007
Weighted average fair values of options granted	$3.45
Options granted with exercise prices:
Greater than market price on the grant date	—
Equal to market price on the grant date	1,014,720
Less than market price on the grant date	—

        There were no options exercised from inception of the CombiMatrix Plan through the year ended December 31, 2007. The fair value of options vested during the year ended December 31, 2007 was $306,000. As of December 31, 2007, the total unrecognized compensation expense related to nonvested stock option awards was $3.0 million, which is expected to be recognized over a weighted average term of approximately 2.6 years.

AR-CombiMatrix Group Plan

        Acacia's compensation committee administered the AR-CombiMatrix Group Plan in a similar manner to how our board administers the CombiMatrix Plan as discussed above. The AR-CombiMatrix Group Plan was also similar to the CombiMatrix Plan regarding the nature of incentive option and share-based programs provided. From inception of the AR-CombiMatrix Group Plan in 2002 through the Redemption Date, the discretionary option grant program was the most widely used in awarding stock-based compensation. Under the discretionary option grant program, Acacia's compensation committee could grant non-statutory options to purchase shares of AR-CombiMatrix stock to eligible individuals in the employ of Acacia at an exercise price not less than 85% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of AR-CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable starting nine to twelve months after the date of grant and expired five years after

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

grant for directors or up to ten years for employees. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan was 10,910,000 shares. At December 31, 2006 and December 31, 2005, shares available for grant were 1,528,000 and 2,071,000, respectively, under the AR-CombiMatrix Group Plan. Subsequent to the Redemption Date, employees of our company no longer participate in this stock option plan as we are no longer affiliated with Acacia.

        The following is a summary of the stock option activities under the AR-CombiMatrix Group Plan for the periods presented:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2004	623,200	$74.40
Granted	101,000	$29.50
Exercised	(600)	$19.50
Cancelled	(31,100)	$68.70

Balance at December 31, 2005	692,500	$68.20
Granted	183,900	$14.10
Exercised	—	$—
Forfeited	(30,500)	$23.60
Cancelled	(39,100)	$65.30

Balance at December 31, 2006	806,800	$57.70	6.1 years	$—
Granted	7,500	$8.40
Exercised	—	$—
Forfeited	—	$—
Cancelled	(814,300)	$57.20

Balance at December 31, 2007	—	$—	—	$—

Exercisable at December 31, 2005	565,500	$74.10

Exercisable at December 31, 2006	604,400	$70.90	5.0 years	$—

Exercisable at December 31, 2007	—	$—	—	$—

        Information related to options granted under the AR-CombiMatrix Group Plan for the periods presented is as follows:

	December 31,
	2007	2006	2005
Weighted average fair values of options granted	$5.80	$10.30	$20.80
Options granted with exercise prices:
Greater than market price on the grant date	—	—	—
Equal to market price on the grant date	7,500	183,900	101,000
Less than market price on the grant date	—	—	—

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

        There were no options exercised during the years ended December 31, 2007 and 2006. The total intrinsic value of options exercised during the year ended December 31, 2005 was not significant. The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $2.4 million, $2.6 million and $3.3 million, respectively. As of the Redemption Date, the total unrecognized compensation expense related to nonvested stock option awards under the AR-CombiMatrix Group Plan was $1.3 million, which was recognized in full as of the Redemption Date in our consolidated 2007 statement of operations.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan") with plan provisions and terms similar to that of the CombiMatrix Plan as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4.0 million shares. At December 31, 2007, 2006 and 2005, shares available for grant under the CMDX Plan are 2,791,000, 2,193,000 and 2,308,000, respectively.

        The following is a summary of stock option activities for the CMDX Plan for the periods presented:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Outstanding at Inception (May 6, 2005)	—	$—
Granted	1,692,000	$0.10
Exercised	—	$—
Cancelled	—	$—

Balance at December 31, 2005	1,692,000	$0.10
Granted	943,000	$0.50
Exercised	—	$—
Cancelled	(828,000)	$0.10

Balance at December 31, 2006	1,807,000	$0.31	9.0 years	$357
Granted	—	$—
Exercised	—	$—
Cancelled	(597,501)	$0.12

Balance at December 31, 2007	1,209,499	$0.41	8.2 years	$124

Exercisable at December 31, 2006	523,000	$0.26	8.6 years	$129

Exercisable at December 31, 2007	662,438	$0.40	8.2 years	$70

        There were no option grants during 2007 under the CMDX Plan. The weighted average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.37 and $0.07, respectively. The fair value of options vested during the years ended December 31, 2007 and 2006 was $98,000 and $99,000, respectively. The fair value of options vested during the year ended December 31, 2005 was not significant. As of December 31, 2007, the total unrecognized compensation expense related to nonvested stock option awards was $163,000, which is expected to be recognized over a weighted average term of approximately 1.8 years. During 2006 and 2005, the fair value of CMDX's underlying common stock was determined by an independent appraisal firm and CMDX's board of directors, respectively.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to the our non-employee scientific advisory board members is accounted for under the fair value method required by SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods And Services," and related interpretations. The fair value of options granted to scientific advisory board members was determined using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-based Compensation." The stock-based compensation expense recognized from stock option awards granted to non-employees was not significant for the periods presented.

14.    QUARTERLY FINANCIAL DATA (unaudited)

        The following tables set forth unaudited summary consolidated statement of operations data for the eight quarters in the periods ended December 31, 2007 and 2006. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods. Basic and diluted net loss per share is not presented for periods prior to the Redemption Date as this information is not considered meaningful as discussed in Note 2.

2007 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$1,137	$1,336	$1,681	$1,875
Operating expenses	5,760	4,889	5,571	5,453

Operating loss	(4,623)	(3,553)	(3,890)	(3,578)
Other income (expenses)	2,528	(14)	457	120

Net loss	$(2,095)	$(3,567)	$(3,433)	$(3,458)

Basic and diluted loss per share			$(0.57)	$(0.58)

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2006 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006
	(In thousands)
Revenues	$1,245	$1,792	$1,844	$859
Operating expenses	7,325	6,861	7,195	6,547

Operating loss	(6,080)	(5,069)	(5,351)	(5,688)
Other income (expenses)	(1,643)	1,627	1,024	1,185

Loss from operations before income taxes	(7,723)	(3,442)	(4,327)	(4,503)
Benefit for income taxes	34	—	—	—

Net loss	$(7,689)	$(3,442)	$(4,327)	$(4,503)

15.    SUBSEQUENT EVENT

        In April of 2005, we and Acacia filed a complaint in the U.S. District Court for the Central District of California (the "Court") against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors' and officers' insurance policy with National Union. In March of 2008, the Court issued a Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union. In accordance with the distribution agreement entered into between us and Acacia prior to the Redemption Date, all proceeds from the lawsuit will be paid to us.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated Bylaws(1)
10.1	Tax Allocation Agreement(1)
10.2	Distribution Agreement(1)
10.3	Employee Matters Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended
10.6	Form of Stock Incentive Plan Agreement(1)
10.7	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(1)
10.8	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(2)
10.9	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(2)
10.10	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(2)
10.11	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock and CombiMatrix Corporation(2)
10.12	Sublease Guaranty, dated June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc., dba U.S. Labs(3)
10.13	Sublease, dated June 15, 2005, by and between Accupath Diagnostics Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.(3)
10.14	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006(4)
10.15	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.16	Amendment No. 1 to Lease(5)
10.17	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection(6)
21.1	Subsidiaries of the Registrant
23.1	Consent of Peterson Sullivan PLLC
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Private Letter Ruling(1)

(1)
Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective on June 8, 2007.

(2)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 5, 2004.

(3)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K filed on March 16, 2006.

(4)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 9, 2006.

(5)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 07975313), which was filed with the Commission on July 7, 2007

(6)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 071010714), which was filed with the Commission on July 31, 2007

QuickLinks

FORM 10-K ANNUAL REPORT FISCAL YEAR ENDED DECEMBER 31, 2007 COMBIMATRIX CORPORATION
PART I
  Item 1. BUSINESS
  Item 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
COMBIMATRIX CORPORATION SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS FOR THE THREE YEARS ENDED DECEMBER 31, 2007 (in thousands)
SIGNATURES
COMBIMATRIX CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COMBIMATRIX CORPORATION CONSOLIDATED BALANCE SHEETS As of December 31, 2007 and 2006 (In thousands, except share and per share information)
COMBIMATRIX CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2007, 2006 and 2005 (In thousands, except share and per share information)
COMBIMATRIX CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS For the Years Ended December 31, 2007, 2006 and 2005 (In thousands, except share information)
COMBIMATRIX CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2007, 2006 and 2005 (In thousands)
EXHIBIT INDEX