Form 10-Q
period 2008-03-31
CombiMatrix Corp
filed 2008-05-15
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-33523

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Harbour Heights Pkwy, Suite 303, Mukilteo, WA	98275
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 493-2000

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

As of May 2, 2008, 6,021,844 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,686	$2,314
Available-for-sale investments	958	5,920
Accounts receivable, net of allowance for doubtful accounts of $48 and $0	1,190	692
Inventory	743	444
Prepaid expenses and other assets	265	323
Total current assets	6,842	9,693

Property and equipment, net	1,093	1,178
Non-current available-for-sale investments	848	—
Investments in unconsolidated subsidiaries	1,678	1,923
Patents and licenses, net	5,841	6,131
Goodwill	16,918	16,918
Total assets	$33,220	$35,843

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,981	$2,519
Current portion of deferred revenues	296	301
Total current liabilities	3,277	2,820

Deferred revenues, net of current portion	312	375
Capital lease obligations, net of current portion	53	6
Total liabilities	3,642	3,201

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock; $0.001 par value; 30,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 180,000,000 shares authorized; 6,018,601 and 5,990,515 issued and outstanding	6	6
Additional paid-in capital	37,615	37,223
Accumulated other comprehensive (loss) income	(69)	18
Accumulated net losses	(7,974)	(4,605)
Total shareholders’ equity	29,578	32,642
Total liabilities and shareholders’ equity	$33,220	$35,843

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Government contracts	$1,069	$549
Products	555	440
Services	303	85
Collaboration agreements	62	63
Total revenues	1,989	1,137

Operating expenses:
Cost of government contracts	1,014	534
Cost of products	427	303
Research and development expenses	1,323	1,848
Marketing, general and administrative expenses	2,083	2,485
Patent amortization and royalties	361	318
Equity in loss of investees	249	272
Total operating expenses	5,457	5,760
Operating loss	(3,468)	(4,623)

Other income (expense):
Interest income	100	150
Interest expense	(1)	—
Warrant gains	—	2,378
Total other income	99	2,528

Net loss	$(3,369)	$(2,095)

Basic and diluted net loss per share	$(0.56)

Basic and diluted weighted average common shares outstanding	5,997,087

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Operating activities:
Net loss	$(3,369)	$(2,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	484
Non-cash stock compensation	361	475
Warrant gains	—	(2,378)
Equity in loss of investees	249	272
Allowance for bad debt	16	—
Other	—	27
Changes in assets and liabilities:
Accounts receivable	(514)	(176)
Inventory, prepaid expenses and other assets	(250)	(137)
Accounts payable, accrued expenses and other	451	(552)
Deferred revenues	(68)	(90)
Net cash used in operating activities	(2,664)	(4,170)

Investing activities:
Purchase of property and equipment	(18)	(53)
Purchase of available-for-sale investments	—	(968)
Sale of available-for-sale investments	4,030	1,089
Net cash provided by investing activities	4,012	68

Financing activities:
Net proceeds from issuance of common stock	31	—
Repayment of capital lease obligations	(7)	—
Net cash flows transferred from Acacia Research Corporation	—	390
Net cash provided by financing activities	24	390

Increase (decrease) in cash and cash equivalents	1,372	(3,712)

Cash and cash equivalents, beginning	2,314	7,829

Cash and cash equivalents, ending	$3,686	$4,117

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

In 2006, Acacia announced its intent to split off the Company as an independent public company. On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1934 to be redeemed for AR-CombiMatrix stock.  On June 8, 2007, the SEC declared our registration statement effective.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Capital Market exchange.  As of the Redemption Date, we are no longer a subsidiary of, nor are we affiliated with, Acacia.

Description of the Company

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  We have also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on our arrays, also enabling genetic analysis.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense (“DoD”) and other strategic partners.

CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.

Basis of Presentation

Through the Redemption Date, the consolidated financial statements include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs. The expense allocations were determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in shareholders’ equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods presented.  For the three months ended March 31, 2008 and 2007, corporate expenses totaling $0 and $56,000, respectively, were allocated to us by Acacia.  Acacia ceased allocating overhead charges to us following the Redemption Date.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, as reported by us in our Annual Report on Form 10-K filed on March 19, 2008.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2007, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements through September 30, 2008, which raised substantial doubt about our ability to continue as a going concern beyond this point.  See Note 3 below regarding additional liquidity risks due to certain of our available-for-sale investments held in auction rate securities (“ARS”) as of December 31, 2007 and March 31, 2008.

We will continue to require capital from external sources, and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray™ products and services. Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in personnel and in our overhead costs that are not considered strategically vital to our business.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

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

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” and related authoritative pronouncements.  Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period.  Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs.  Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges.  Contract change orders and claims are included when they can be reliably estimated and are considered probable.  For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods.  Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.  Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

Revenue from the sale of products and services, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when delivery has occurred or services have been rendered.  We sell our products and services directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end-users.  Our standard agreements do not provide for credits, returns or exchanges with our customers or distributors.  Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Deferred revenues arise from payments received in advance of the culmination of the earnings process.  Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities.  Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

Stock-based Compensation. Prior to the Redemption Date, employees of CombiMatrix Corporation had been granted options to purchase AR-CombiMatrix common stock.  As a result, the following disclosures prior to the Redemption Date relate to AR-CombiMatrix stock option awards, which became fully vested as of the Redemption Date and were ultimately cancelled.  Subsequent to the Redemption Date, we began issuing stock option awards under the CombiMatrix Corporation 2006 Stock Incentive Plan (the “CombiMatrix Plan”), which provides for equity-based awards in CombiMatrix Corporation common stock.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  SFAS 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized. Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

	Three Months Ended
	March 31,
	2008	2007

Cost of product sales	$28	$—
Research and development	46	258
Marketing, general and administrative	287	217
Total non-cash stock compensation	$361	$475

Income Taxes.  Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination.  Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Net Loss Per Share.  As discussed in Note 1, we were a wholly owned subsidiary of Acacia and had 100 shares of common stock outstanding for all periods presented prior to the Redemption Date. Therefore, historical net loss per share for the periods presented prior to the Redemption Date have not been presented in the consolidated financial statements, as this information is not considered meaningful.  Net loss per share has been presented for the current financial period only in order to reflect our capital structure subsequent to the Redemption Date.

Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the period.  Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share for the three-months ended March 31, 2008 (in thousands, except share and per-share data; unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

March 31,
2008
Numerator:
Loss applicable to common shareholders	$(3,369)
Denominator:
Weighted-average common shares outstanding	5,997,087
Basic and diluted loss per share	$(0.56)

Common stock options	1,014,963
Common stock warrants	2,337,479
Excluded potentially dilutive securities	3,352,442

Available-For-Sale Investments.  Investments in marketable securities are accounted for and classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Investments in securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term.  Our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized.  The fair value of our available-for-sale investments was determined by quoted market prices at December 31, 2007 and in accordance with SFAS No. 157 (see “Fair Value Measurements” below and in Note 3) subsequent to year-end.  We account for investments with fair values less than historical cost in accordance with FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”).  Under FSP 115-1, an impairment is deemed other than temporary based on a variety of factors including:  (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer.  All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time.  In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

Fair Value Measurements.  We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which applies to certain accounting standards that require or permit fair value measurements, on January 1, 2008.  The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.  In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those recognized or disclosed at least annually.  Therefore, we have adopted the provision of SFAS 157 with respect to financial assets and liabilities only.

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1:	Observable market inputs such as quoted prices in active markets;

•	Level 2:	Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3:	Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

We adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides entities the option to measure many financial instruments and certain other items at fair value.  We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  Under SFAS 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value at the acquisition date.  It further requires that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred.  Among other changes, SFAS 141R also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are evaluating what impact SFAS 141R will have on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires a company to clearly identify and present ownership interests in subsidiaries held by parties other than the company in the consolidated financial statements within the equity section but separate from the company’s equity.  It also requires the amounts of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations; changes in ownership interest to be accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary must be measured at fair value.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We are evaluating what impact SFAS 160 will have on our consolidated financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  We are evaluating what impact SFAS 161 will have on our consolidated financial position, results of operations and cash flows.

3.     FAIR VALUE

The following table summarizes, for each major category of assets or liabilities, the respective fair value at March 31, 2008 and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands, unaudited):

	March 31,	Fair Value Measurements at March 31, 2008 Using:
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,128	$2,128	$—	$—
Available-for-sale investments	1,806	—	—	1,806
Total	$3,934	$2,128	$—	$1,806

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the quarter ended March 31, 2008 (in thousands, unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

March 31,
2008

Balance, January 1, 2008	$—
Transfers of ARS to Level 3	3,375
Purchases and sales of ARS	(1,500)
Unrealized losses	(69)
Balance, March 31, 2008	$1,806

At March 31, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February of 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.  Of the $1.9 million in par-value ARS held at March 31, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.  The remaining $975,000 of ARS are AAA-rated auction market preferred stock issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

At March 31, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under SFAS 157.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded an unrealized loss on our ARS of $69,000, which is reflected in accumulated other comprehensive (loss) income in our consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $848,000 as a non-current investment in our March 31, 2008 consolidated balance sheet.

We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments.  If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive (loss) income or realized losses for other-than-temporary impairment charges in future periods.

4.  COMPREHENSIVE LOSS

Prior to the Redemption Date, comprehensive loss was included as a component of net allocations from Acacia and was not separately reported in our consolidated financial statements.  The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” subsequent to the Redemption Date (in thousands; unaudited):

Three Months Ended
March 31, 2008

Net unrealized loss on available for sale investments	$(69)
Net loss	(3,369)
Comprehensive loss	$(3,438)

5.  COMMON STOCK WARRANTS

Prior to the Redemption Date, Acacia had issued approximately 23.8 million warrants to purchase AR-CombiMatrix stock in connection with various financing transactions.  As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable for CombiMatrix Corporation common stock, adjusted for the Redemption Ratio discussed above.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Outstanding warrants to purchase CombiMatrix stock (adjusted for the Redemption Ratio) are as follows:

	Number of Warrants Outstanding
	March 31,	December 31,	Exercise
Date of Issue	2008	2007	Price	Expiration
	(unaudited)

May 2007	970,754	1,017,140	$5.50	May 2012
December 2006	1,178,736	1,178,736	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	28,341	28,341	$27.50	May 2008
Total	2,337,479	2,383,865

Acacia’s classes of common stock were subject to certain redemption provisions in the event that Acacia were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of assets.  Pursuant to guidance set forth in FSP No. 150-5, EITF 00-19 and related guidance, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date.  Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity.  For the three months ended March 31, 2007, adjusting the warrant liabilities to their fair values resulted in net warrant gains to our consolidated statements of operations of $2,378,000.  We have not incurred warrant gains or charges since the Redemption Date from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date.

The fair value of AR-CombiMatrix stock purchase warrants at March 31, 2007 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows (unaudited):

March 31,
2007

Risk free interest rate	4.60%
Volatility	79%
Expected term	4.5 years
Expected dividends	0%

6.    COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies.  The primary objectives of the contract are to continue development of a multipathogen and chemical detection system.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million.  As of March 31, 2008, we had incurred $1.0 million in actual contract costs for the chemical detection contract, which was 63% complete.

On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000.  As of March 31, 2008, we had incurred $603,000 in actual contract costs for the genotyping contract, which was 94% complete.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. As of March 31, 2008, we had incurred $1.1 million in actual costs for the microfluidics contract, which was approximately 79% complete.

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement for the three months ended March 31, 2008 and 2007 were $43,000 and $25,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In July of 2007, Mr. Jeffrey Oster, a former employee of the Company, filed a complaint against CombiMatrix and others alleging that Mr. Oster’s employment with us was terminated in violation of federal law and was a breach of his employment contract.  Mr. Oster is requesting damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney’s fees and costs.  We believe Mr. Oster’s claims are without merit and continue to vigorously defend against them.  We have alleged counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages.  A trial date has been scheduled for early 2009.

In September of 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of the Company, filed a complaint against the Company asserting claims arising out of the resignation of their employment with CombiMatrix and were seeking alleged unpaid bonuses and sales commissions. They also raised other claims regarding certain intellectual property rights.  We believe these claims are without merit and have vigorously defended against them.  We have asserted intellectual property counterclaims against Mr. Strathmann and have asked for certain injunctive relief and damages based on those counterclaims.  This case went to trial on January 14, 2008 and closing arguments were made on March 17, 2008.  A decision is expected later in 2008.

In April of 2005, we and Acacia filed a complaint in the U.S. District Court for the Central District of California (the “Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  In March of 2008, the Court issued a judgment (the “Judgment”) in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between us and Acacia prior to the Redemption Date, all proceeds from the lawsuit will be paid to us.  It is possible that National Union will appeal the Judgement, in which case we inted to vigerously defend the appeal.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.   SUBSEQUENT EVENTS

On April 23, 2008, the Court awarded CombiMatrix an additional $3.6 million in attorneys’ fees and litigation costs relating to its previous $32.1 million Judgment against National Union, thereby increasing the overall award payable to CombiMatrix to $35.7 million.  This award will be entered as a Final Judgment at a later date, and will continue to earn interest until paid.

On May 9, 2008, pursuant to a loan management account agreement (“LMA”) with a financial institution, we borrowed $807,500, secured by our current holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we are to pay monthly interest-only payments at an annual, variable rate of 1% plus the 30-day LIBOR rate.  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type, up to a maximum amount of $2.8 million.  However, based upon the amount and type of securities currently held by us with the financial institution, the maximum borrowing ceiling is limited to $807,500.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K, filed on March 19, 2008.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the “Risk Factors” described in our Annual Report on Form 10-K filed on March 19, 2008.

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

CombiMatrix Molecular Diagnostics, Inc., or “CMDX”, our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.

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

In December 2006, we filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) to register our common stock in order to affect a split off of our Company from Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock.  The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the “Redemption Date”), each one (1) share of our common stock was issued in exchange for every ten (10) shares AR-CombiMatrix common issued and outstanding on August 15, 2007.  Since the Redemption Date, we are no longer a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix became the stockholders of our company.  Our common stock currently trades on the Nasdaq Global Market under the symbol “CBMX.”

Liquidity

At March 31, 2008 and December 31, 2007, we had cash, cash equivalents and short- and long-term available-for-sale investments of $5.5 million and $8.2 million.  As a result, we anticipated that our cash, cash equivalents and anticipated cash flows from operations would be sufficient to meet our cash requirements through September of 2008.  In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of our company.

As of March 31, 2008, our short- and long-term available-for-sale investments (net of unrealized losses) of $1.8 million were held in auction rate securities (“ARS”), which are currently illiquid due to the collapse in the auction rate securities market since February of 2008.  The inability to liquidate the remainder of these securities at par value in the near future could materially jeopardize our ability to execute our business strategies.  See the Liquidity and Capital Resources section below as well as Notes 1, 3 and 7 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our December 31, 2007 Form 10-K.  Through the Redemption Date, the consolidated financial statements included the assets, liabilities, operating results and cash flows of CombiMatrix Corporation using Acacia’s historical bases in the assets and liabilities and the historical results of operations of CombiMatrix Corporation. Also, through the Redemption Date, the consolidated financial statements included allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs.  The expense allocations were determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided for the benefit received by us and are discussed in more detail below.  Since the Redemption Date, Acacia is no longer allocating operating expenses to us.

Overview Of Recent Business Activities

For the three months ended March 31, 2008, our operating activities included the recognition of $2.0 million in revenues, including $1.1 million in government contract revenues and $920,000 in CustomArray product and diagnostics service revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, decreased due primarily to the impact of our cost reduction efforts, which began during the fourth quarter of 2006 and continued during the first and second quarter of 2007.  Such efforts also contributed to the overall decrease in general and administrative expenses, which were impacted primarily by the execution of an amendment to our facilities lease in Mukilteo that reduced the amount of space as well as the lease rate paid by us.

Significant business developments that occurred during the quarter ended March 31, 2008 were as follows:

•

In December of 2007, we announced that CMDX had launched the first of its ATScanTM suite of comparative genomic hybridization (“CGH”) array tests to detect known copy-number variations associated with Autism Spectrum Disorder (“ASD”). During January of 2008, we announced that a number of peer-reviewed scientific publications, including an article in the New England Journal of Medicine and the American Journal of Human Genetics, confirmed the validity and importance of CMDX’s ATScan test for ASD.

•

On January 31, 2008, CombiMatrix and Clarient, Inc. (Nasdaq: CLRT) jointly announced the establishment of a strategic partnership to market and sell a genomics-based cancer test called HemeScan™, which is a comprehensive test related to the treatment and care of chronic lymphocytic leukemia, among other cancers. The HemeScan test was developed by CMDX and validated in collaboration with a team of academic centers, including the M.D. Anderson Cancer Center in Houston, the University of Texas Health Science Center in San Antonio, and Netherlands Cancer Institute in Amsterdam.

•

On February 15, 2008, we announced that Dr. Kavita Reddy had joined CMDX as its Laboratory Director. Dr. Reddy is a Diplomat of the American Board of Medical Genetics in Clinical Molecular Genetics and Clinical Cytogenetics and is also licensed in New York and California in both cytogenetics and molecular genetics.

•

On February 26, 2008, we announced that CMDX had completed clinical validation and had commercially launched the HerScan™ test, the first CGH array-based diagnostics test for breast cancer. The HerScan test is designed to detect amplification of the HER2 gene in early breast cancer while simultaneously giving clinicians a complete profile of a patient’s tumor genome.

•

On March 7, 2008, we announced that the U. S. District Court for the Central District of California (the “Court”) issued a Judgment in favor of Acacia and CombiMatrix by awarding us $32.1 million in monetary damages, to be paid by our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), which had refused to defend and indemnify us under our directors’ and officers’ insurance policy with National Union. On April 23, 2008, the Court awarded CombiMatrix an additional $3.6 million in attorneys’ fees and litigation costs relating to its previous Judgment against National Union, thereby increasing the overall award payable to CombiMatrix to $35.7 million. This award will be entered as a Final Judgment at a later date, and will continue to earn interest until paid. In accordance with the distribution agreement entered into between us and Acacia prior to the Redemption Date, all proceeds from the lawsuit will be paid to us.

•

On April 8, 2008, we announced that CMDX had completed clinical validation and had launched the BAC HD Scan™ test, which is CMDX’s highest-density CGH test launched to-date. This test utilizes CMDX’s bacterial artificial chromosome array technology and is comprised of 2,437 unique validated loci obtained through the CMDX’s partnership with The Center of Applied Genomics (TCAG), in Toronto, Canada.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K, filed on March 19, 2008, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues and Cost of Revenues (In thousands)

	Three Months Ended
	March 31,
	2008	2007

Government contracts	$1,069	$549
Cost of government contracts	(1,014)	(534)
Products	555	440
Cost of products	(427)	(303)
Services	303	85
Collaboration agreements	62	63

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the U.S. Department of Defense (“DoD”), we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee.  Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period.  Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD.

Government contract revenues for the three-month periods ended March 31, 2008 vs. 2007 reflect ongoing performance of our electrochemical detection, microfluidics and influenza genotyping contracts.  Changes in the number of contracts underway coupled with increases in the underlying contract activity contributed to the overall increase for the comparable periods.  These changes in contract activity also contribute to the change in government contract costs during the three-month periods ended March 31, 2008 vs. 2007.  See Note 6 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the years presented.  As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products.  Product revenues include the sale of DNA synthesizer instruments, CustomArray 12K, 4X2K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware during the three-month period ended March 31, 2008, compared to 12K and 4X2K DNA expression arrays, ElectraSense readers and related hardware during the comparable 2007 period.  The increase in product revenues was due primarily to the increase of DNA synthesizer instrument sales for the three-month period ended March 31, 2008 vs. the comparable 2007 period.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third party distributors for the sales of our suite of CustomArray products into the research and development markets.  As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of our distributors.

Services.  Services revenue includes amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers as well as diagnostic services provided by CMDX.  Diagnostic services revenue from CMDX was $273,000 and $28,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and have increased due to an increased number of diagnostic test offerings due primarily to increased sales and marketing efforts at CMDX during the periods presented.

Operating Expenses (In Thousands)

	Three Months Ended
	March 31,
	2008	2007

Research and development expenses	$1,323	$1,848

Research and Development Expenses.  The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services.

In addition, for the three-month periods ended March 31, 2008 and 2007, research and development expenses included $46,000 and $258,000, respectively, of non-cash stock compensation expense incurred under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

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

	Three Months Ended
	March 31,
	2008	2007

Marketing, general and administrative expenses	$2,083	$2,485
Patent amortization and royalties	361	318
Equity in loss of of investees	249	272

Marketing, General and Administrative Expenses.  The decrease in marketing, general and administrative expenses was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment that significantly reduced our office space and lease rates, reduction in sales and marketing staff and expenses at our Mukilteo operations and decreases in one-time accounting and legal costs incurred during 2007 as part of our split off from Acacia.  In addition, for the three-month periods ended March 31, 2008 and 2007, marketing, general and administrative expenses included $287,000 and $217,000, respectively, of non-cash stock compensation expense incurred under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

Other Non-Operating Items

Warrant Gains.  Prior to the Redemption Date and in accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” and related interpretations, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock.  Changes in the fair value of the stock purchase warrant liabilities were reflected in the consolidated statement of operations, which resulted in a net, non-cash benefit of $2.4 million for the three-month period ended March 31, 2007.  On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At March 31, 2008, cash, cash equivalents and short- and long-term available-for-sale investments totaled $5.5 million compared to $8.2 million at December 31, 2007.  Working capital at March 31, 2008 was $3.6 million, compared $6.9 million at December 31, 2007.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below as well as the reclassification of certain of our ARS to long-term.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by (used in) continuing operations:
Operating activities	$(2,664)	$(4,170)
Investing activities	4,012	68
Financing activities	24	390
Increase (decrease) in cash and cash equivalents	$1,372	$(3,712)

Operating Activities.  The overall decrease in cash used in operating activities for the three-month period ended March 31, 2008 vs. the comparable period in 2007 was due primarily to a decrease in operating cash outflows, which totaled $4.1 million in 2008 compared to $5.0 million in 2007.  This decrease was due primarily to decreased research and development and general and administrative costs incurred as a result of the cost reduction efforts discussed above, as well as the net impact of the timing of the payments to certain vendors.  Contributing to the overall decrease in cash used in operating activities was an increase in cash receipts from customers, which totaled $1.5 million in 2008 compared to $0.9 million in 2007.  Included in cash receipts from customers was government contract billings of $0.8 million in 2008 vs. $0.4 million in the comparable period in 2007, as well as receipts from array product and service customers, which totaled $0.7 million in 2008 compared to $0.5 million in 2007.  The overall increase in cash receipts from customers was due to higher revenues and increased billings during the three-month period ended March 31, 2008 vs. the comparable period in 2007.

Investing Activities.  The change in net cash flows provided by investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  For the three-month periods ended March 31, 2008 and 2007, we incurred $18,000 and $53,000, respectively, of capital expenditures.

Financing Activities.  The amounts and changes in net cash flows from financing activities were not significant for the periods presented.

Based on our ending cash balances as of December 31, 2007, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet our cash requirements through September 2008.  In order for us to continue to meet our cash requirements beyond this point, we will be required to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.  As discussed in Note 1 to the consolidated financial statements included herein, the anticipation that we would be required to obtain additional financing in the foreseeable future raised substantial doubt about our ability to continue as a going concern beyond September of 2008.  In addition to seeking capital from outside sources, our plans in regard to these matters included reductions in personnel and in fixed overhead costs (e.g., our lease commitment reduction discussed elsewhere herein) made in 2007.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

Auction Rate Securities.  At March 31, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February of 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.  Of the $1.9 million in par-value ARS held at March 31, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.

The remaining $975,000 of ARS are AAA-rated auction market preferred stock issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

At March 31, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under Statement of Financial Accounting Standards No 157, “Fair Value Measurements.”  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, for the three months ended March 31, 2008, we recorded an unrealized loss on our ARS of $69,000, which is reflected in accumulated other comprehensive (loss) income in our March 31, 2008 consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $848,000 as a non-current investment in our March 31, 2008 consolidated balance sheet.

We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments.  If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or realized, other-than-temporary impairment charges in future periods.

On May 9, 2008, pursuant to a loan management account agreement (“LMA”) with a financial institution, we borrowed $807,500, secured by our current holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we are to pay monthly interest-only payments at an annual, variable rate of 1% plus the 30-day LIBOR rate.  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type, up to a maximum amount of $2.8 million.  However, based upon the amount and type of securities currently held by us with the financial institution, the maximum borrowing ceiling is limited to $807,500.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  Any efforts to seek additional funding could be made through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, if at all.

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

•                  the creation and formation of strategic partnerships; and

•                  the costs associated with leasing and improving our Irvine, California facility; and other factors that may not be within our control, such as the ability to liquidate our ARS.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises.  We have no significant commitments for capital expenditures in 2007 or beyond.  Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of March 31, 2008:

	Payments Due by Period (in thousands)
	2008	2009	2010	2011	2012 and Thereafter

Operating leases	$431	$517	$353	$—	$—
Minimum royalty payments	75	100	100	100	675
Total contractual cash obligations	$506	$617	$453	$100	$675

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U. S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations as well as ARS.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk.  To minimize risk, we maintain our portfolio of cash, cash equivalents and available-for-sale investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities, ARS and money market funds.

We are exposed to liquidity and credit risk associated with our ARS.  In the event of a failed auction, we would not have access to these funds until a future auction is successful.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge.  Included within our investment portfolio at March 31, 2008, are ARS with a par-value of $1.9 million and a fair value computed by management of $1.8 million.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Security Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Security and Exchange Commission (“SEC”) rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In July of 2007, Mr. Jeffrey Oster, a former employee of the Company, filed a complaint against CombiMatrix and others alleging that Mr. Oster’s employment with us was terminated in violation of federal law and was a breach of his employment contract.  Mr. Oster is requesting damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney’s fees and costs.  We believe Mr. Oster’s claims are without merit and continue to vigorously defend against them.  We have alleged counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages.  A trial date has been scheduled for early 2009.

In September of 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of the Company, filed a complaint against the Company asserting claims arising out of the resignation of their employment with CombiMatrix and were seeking alleged unpaid bonuses and sales commissions. They also raised other claims regarding certain intellectual property rights.  We believe these claims are without merit and have vigorously defended against them.  We have asserted intellectual property counterclaims against Mr. Strathmann and have asked for certain injunctive relief and damages based on those counterclaims.  This case went to trial on January 14, 2008 and closing arguments were made on March 17, 2008.  A decision is expected later in 2008.

In April of 2005, we and Acacia filed a complaint in the U.S. District Court for the Central District of California (the “Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  In March of 2008, the Court issued a judgment (the “Judgment”) in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between us and Acacia prior to our separation, all proceeds from the lawsuit will be paid to us.  It is possible that National Union will appeal the Judgement, in which case we inted to vigerously defend the appeal.  On April 23, 2008, the Court awarded CombiMatrix an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award will be entered as a Final Judgment at a later date, and will continue to earn interest until paid.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2008, we issued 20,948 shares of our common stock upon the exercise of three warrants.  The warrants, issued in May 2007, entitled the holders to purchase an aggregate of up to 46,386 shares of our common stock at $5.50 per share, but contained provisions permitting exercise on a cashless basis.  Because the holders elected to exercise their warrants on a cashless basis, only 20,948 shares of common stock were issued, and we received no proceeds from the warrant exercises.  We believe that the issuances of common stock were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)       Incorporated by reference to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective on June 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

	By:	/s/ Amit Kumar
Amit Kumar
Chief Executive Officer
(Authorized Signatory)

	By:	/s/ Scott Burell
Scott Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)       Incorporated by reference to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective on June 8, 2007.