Form 10-Q
period 2008-06-30
CombiMatrix Corp
filed 2008-08-14
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

As of August 8, 2008, 6,037,643 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$2,016	$2,314
Available-for-sale investments	958	5,920
Accounts receivable, net of allowance for doubtful accounts of $117 and $33	1,506	692
Inventory	723	444
Prepaid expenses and other assets	202	323
Total current assets	5,405	9,693

Property and equipment, net	958	1,178
Non-current available-for-sale investments	782	—
Investments in unconsolidated subsidiaries	1,434	1,923
Patents and licenses, net	5,550	6,131
Goodwill	16,918	16,918
Total assets	$31,047	$35,843

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,930	$2,519
Credit line borrowings	810	—
Current portion of deferred revenues	271	301
Total current liabilities	4,011	2,820

Deferred revenues, net of current portion	250	375
Capital lease obligations, net of current portion	49	6
Total liabilities	4,310	3,201

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized June 30, 2008; 30,000,000 shares authorized December 31, 2007; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized June 30, 2008; 180,000,000 shares authorized December 31, 2007; 6,037,643 and 5,990,915 shares issued and outstanding	6	6
Additional paid-in capital	38,103	37,223
Accumulated other comprehensive (loss) income	(135)	18
Accumulated net losses	(11,237)	(4,605)
Total shareholders’ equity	26,737	32,642
Total liabilities and shareholders’ equity	$31,047	$35,843

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Government contracts	$968	$679	$2,037	$1,228
Products	597	458	1,152	898
Services	440	137	743	222
Collaboration agreements	62	62	124	125
Total revenues	2,067	1,336	4,056	2,473

Operating expenses:
Cost of government contract revenues	955	641	1,969	1,175
Cost of products and services	507	248	934	551
Research and development expenses	890	1,102	2,213	2,950
Marketing, general and administrative expenses	2,397	2,304	4,480	4,789
Patent amortization and royalties	361	344	722	662
Equity in loss of investees	241	250	490	522
Total operating expenses	5,351	4,889	10,808	10,649
Operating loss	(3,284)	(3,553)	(6,752)	(8,176)

Other income (expense):
Interest income	25	131	125	281
Interest expense	(4)	—	(5)	—
Warrant (charges) gains	—	(145)	—	2,233
Total other income	21	(14)	120	2,514
Net loss	$(3,263)	$(3,567)	$(6,632)	$(5,662)

Basic and diluted net loss per share	$(0.54)		$(1.10)

Basic and diluted weighted average common shares outstanding	6,025,844		6,011,465

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:
Net loss	$(6,632)	$(5,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	908	947
Non-cash stock compensation	769	736
Warrant gains	—	(2,233)
Equity in loss of investees	490	522
Allowance for bad debt	84	225
Equity issued to consultant	—	209
Other	—	27
Changes in assets and liabilities:
Accounts receivable	(898)	(101)
Inventory, prepaid expenses and other assets	(162)	(98)
Accounts payable, accrued expenses and other	405	(1,286)
Deferred revenues	(155)	(176)
Net cash used in operating activities	(5,191)	(6,890)

Investing activities:
Purchases of property and equipment	(42)	(69)
Purchases of available-for-sale investments	—	(4,980)
Sales of available-for-sale investments	4,030	1,089
Net cash provided by (used in) investing activities	3,988	(3,960)

Financing activities:
Net proceeds from issuance of common stock	111	—
Net proceeds from credit line borrowings	808	—
Repayment of capital lease obligations	(14)	—
Net cash flows transferred from Acacia Research Corporation	—	5,404
Net cash provided by financing activities	905	5,404

Decrease in cash and cash equivalents	(298)	(5,446)

Cash and cash equivalents, beginning	2,314	7,829

Cash and cash equivalents, ending	$2,016	$2,383

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

1.              OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  On December 13, 2002 (the “Merger Date”), we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock.  The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and our subsidiaries, referred to as “the CombiMatrix group,” whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia’s technology business, referred to as “the Acacia Technologies group.” Immediately following the Merger Date, the Company had 1,000 shares of common stock authorized and 100 shares issued and outstanding, all of which were owned by Acacia.

In 2006, Acacia announced its intent to split off the Company as an independent public company.  On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1933 to be redeemed for AR-CombiMatrix stock.  On June 8, 2007, the SEC declared our registration statement effective.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Global Market exchange.  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with Acacia.

Description of the Company

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins.  We make the arrays using our patented in situ electrochemical synthesis process, which provides the ability to easily change array content to stay current with new developments and to meet the evolving needs of our customers.  This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  We have also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on our arrays, also enabling genetic analysis.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense (“DoD”) and other strategic partners.

CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.  CMDX functions primarily as a diagnostics reference laboratory.

Basis of Presentation

Through the Redemption Date, the consolidated financial statements include allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs.  The expense allocations were determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us.  However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in shareholders’ equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during the periods presented.  Acacia ceased allocating overhead charges to us following the Redemption Date.  For the three and six months ended June 30, 2007, corporate expenses totaling $31,000 and $87,000, respectively, were allocated to us by Acacia.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, as reported by us in our Annual Report on Form 10-K filed on March 19, 2008.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2007, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements through September 30, 2008, which raised substantial doubt about our ability to continue as a going concern beyond this point.  See Note 3 below regarding additional liquidity risks due to certain of our available-for-sale investments held in auction rate securities (“ARS”) as of December 31, 2007 and June 30, 2008.  See Notes 5 and 8 below regarding recent financing developments.

We will continue to require capital from external sources, and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.  The issuance of equity securities will also cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArrayTM products and services.  Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Historically, we have been dependent on arrangements with strategic partners and have relied upon payments by our partners for a significant component of our working capital.  We intend to enter into additional strategic partnerships to develop and commercialize future products.  However, there can be no assurance that we will be able to implement our future plans.  Failure to achieve our plans would have a material adverse effect on our ability to achieve our intended business objectives.  Our success also depends on our ability to protect our intellectual property, the loss thereof or our failure to secure the issuance of additional patents covering elements of our business processes could materially harm our business and financial condition.  The patents covering our core technology begin to expire in 2018.

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

In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in overhead costs as well as research and development costs that are not considered strategically vital to our business.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

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

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period.  Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total estimated contract costs.  Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges.  Contract change orders and claims are included when they can be reliably estimated and are considered probable.  For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods.  Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.  Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of product sales	$29	$—	$57	$—
Research and development	48	144	94	402
Marketing, general and administrative	331	117	618	334
Total non-cash stock compensation	$408	$261	$769	$736

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

Net Loss Per Share.  As discussed in Note 1, we were a wholly owned subsidiary of Acacia and had 100 shares of common stock outstanding for all periods presented prior to the Redemption Date.  Therefore, historical net loss per share for the periods prior to the Redemption Date have not been presented in the consolidated financial statements as this information is not considered meaningful.  Net loss per share has only been presented for the current financial periods in order to reflect our capital structure subsequent to the Redemption Date.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Basic and diluted net loss per share subsequent to the Redemption Date has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the period.  Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share for the three and six months ended June 30, 2008 (in thousands, except share and per-share data; unaudited):

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Numerator:
Loss applicable to common shareholders	$(3,263)	$(6,632)
Denominator:
Weighted-average common shares outstanding	6,025,844	6,011,465
Basic and diluted loss per share	$(0.54)	$(1.10)

Common stock options	1,010,229	1,010,229
Common stock warrants	2,305,274	2,305,274
Excluded potentially dilutive securities	3,315,503	3,315,503

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Recent Accounting Pronouncements.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  We do not believe the implementation of SFAS 161 will have a material effect on our consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued FASB FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option.  FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Though we do not believe FSP APB 14-1 will have an effect on our current financial position, we are currently evaluating the requirements of FSP APB 14-1 with respect to our recent convertible debt financing (see Note 8 below) and have not yet determined the impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1.  We do not believe the implementation of FSP EITF 03-6-1 will have a material effect on our consolidated financial position, results of operations and cash flows.

3.              FAIR VALUE

The following table summarizes, for each major category of assets or liabilities, the respective fair value at June 30, 2008 and the classification by level of input within the fair value hierarchy defined in SFAS 157 (in thousands, unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	June 30,	Fair Value Measurements at June 30, 2008 Using:
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,539	$1,539	$—	$—
Available-for-sale investments	1,740	—	—	1,740
Total	$3,279	$1,539	$—	$1,740

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the six months ended June 30, 2008 (in thousands, unaudited):

June 30,
2008

Balance, January 1, 2008	$—
Transfers of ARS to Level 3	3,375
Purchases and sales of ARS	(1,500)
Unrealized losses	(135)
Balance, June 30, 2008	$1,740

At June 30, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.  Of the $1.9 million in par-value ARS held at June 30, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.  The remaining $975,000 of ARS are AAA-rated auction market preferred stock issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

At June 30, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under SFAS 157.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $66,000 and $135,000 for the three and six months ended June 30, 2008, respectively, which is reflected in accumulated other comprehensive (loss) income in our June 30, 2008 consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $782,000 as a non-current investment in our June 30, 2008 consolidated balance sheet.

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

4.              COMPREHENSIVE LOSS

Prior to the Redemption Date, comprehensive loss was included as a component of net allocations from Acacia and was not separately reported in our consolidated financial statements.  The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” subsequent to the Redemption Date (in thousands; unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Net unrealized loss on available-for-sale investments	$(66)	$(135)
Net loss	(3,263)	(6,632)
Comprehensive loss	$(3,329)	$(6,767)

5.              CREDIT LINE BORROWINGS

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $807,500 from the Lender, secured by our current holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we are to pay monthly interest-only payments at an annual, variable rate of 1% plus the 30-day LIBOR rate (resulting in a rate of 3.47% at June 30, 2008).  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type, up to a maximum amount of $2.8 million.  However, based on the amount and type of securities currently held by us with the financial institution, the maximum borrowing ceiling is currently limited to $807,500.  The LMA has no stated maturity for the principal amount borrowed by us.  However, because Lender has the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we have classified this liability as a component of current liabilities in the accompanying June 30, 2008 consolidated balance sheet.

6.              COMMON STOCK WARRANTS

Prior to the Redemption Date, Acacia had issued warrants to purchase approximately 23.8 million shares of AR-CombiMatrix stock in connection with various financing transactions.  As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable for CombiMatrix common stock, adjusted for the Redemption Ratio discussed above.

Outstanding warrants to purchase CombiMatrix common stock (adjusted for the Redemption Ratio) are as follows:

	Number of Warrants Outstanding
	June 30,	December 31,	Exercise
Date of Issue	2008	2007	Price	Expiration
	(unaudited)

May 2007	966,890	1,017,140	$5.50	May 2012
December 2006	1,178,736	1,178,736	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	—	28,341	$27.50	May 2008
Total	2,305,274	2,383,865

Acacia’s classes of common stock were subject to certain redemption provisions in the event that Acacia were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of assets.  Pursuant to guidance set forth in FSP No. 150-5, EITF 00-19 and related authoritative pronouncements, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date.  Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity.  For the three and six months ended June 30, 2007, adjusting the warrant liabilities to their fair values resulted in net warrant (charges) gains of $(145,000) and $2.2 million, respectively, to our consolidated statements of operations.  We have not incurred warrant gains or charges since the Redemption Date from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The fair value of AR-CombiMatrix stock purchase warrants at June 30, 2007 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows (unaudited):

June 30,
2007

Risk free interest rate	4.90%
Volatility	80%
Expected term	4.5 years
Expected dividends	0%

7.              COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies.  The primary objectives of the contract are to continue development of a multipathogen and chemical detection system.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million.  As of June 30, 2008, we had incurred $1.6 million in actual contract costs for the chemical detection contract, which was 96% complete.

On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000.  We substantially completed this contract during the second quarter of 2008 and do not expect to incur significant costs or revenues from this contract beyond June 30, 2008.

On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. As of June 30, 2008, we had incurred $1.3 million in actual costs for the microfluidics contract, which was approximately 90% complete.

On February 8, 2006, we executed a one-year, $2.1 million contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, we performed research and development activities as described under the contract and was reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of $2.1 million. We completed this contract during the first quarter of 2007 and do not expect to incur additional costs or revenues from this contract beyond March 31, 2007.

Human Resources

We provide certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement for the three and six months ended June 30, 2008 and 2007 were $48,000, $91,000, $45,000 and $70,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In July 2007, Mr. Jeffrey Oster, a former employee of the Company, filed a complaint against CombiMatrix and others alleging that Mr. Oster’s employment with us was terminated in violation of federal law and was a breach of his employment contract.  Mr. Oster’s complaint requested damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney’s fees and costs.  We filed counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages.  Although we believe Mr. Oster’s claims are without merit, we executed a settlement agreement with Mr. Oster in June 2008, thereby ending the lawsuit by releasing all claims and counterclaims.  We did not incur a financial obligation as a result of executing the settlement.

In September of 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of the Company, filed a complaint against the Company asserting claims arising out of the resignation of their employment with CombiMatrix and were seeking alleged unpaid bonuses and sales commissions.  They also raised other claims regarding certain intellectual property rights.  We believe that these claims are without merit and have vigorously defended against them.  We asserted intellectual property counterclaims against Mr. Strathmann and asked for certain injunctive relief and damages based on those counterclaims.  A trial was held and concluded at the King County Superior Court of Washington (the “State Court”) during the first quarter of 2008.  The State Court issued findings and conclusions in May 2008 in which the State Court found that CombiMatrix did not owe plaintiffs any monetary damages.  The State Court found that Mr. Strathmann held certain intellectual property rights; however, we believe that those rights do not materially impact our intellectual property portfolio or freedom to operate with respect to our current and planned products and services.  The findings and conclusions are subject to post-trial motions, which will likely be concluded during the third quarter of 2008.  After final judgment, which will likely be entered by the end of October 2008, both parties will have an opportunity to appeal.

In April of 2005, Acacia and we filed a complaint in the U.S. District Court for the Central District of California (the “Federal Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Federal Court issued a judgment (the “Judgment”) in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In April 2008, the Federal Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.

8.              SUBSEQUENT EVENTS

On July 10, 2008, we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a conversion price of $11.87 per share; and (ii) warrants (the “Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 or within four months after our receipt of payment from National Union in accordance with the $35.7 million Judgment issued by the Federal Court.  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly beginning October 2008.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The number of shares issuable upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we fail to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008 (subject to adjustment in the event we sell or dispose of a division or line of business).  The Debenture is secured by the Judgment as well as our intellectual property.  We have the right to force conversion of the Debenture upon meeting certain trading conditions of our stock.  The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the Warrants upon meeting certain trading conditions of our common stock.  On July 23, 2008, we filed a resale registration statement on Form S-3 with the SEC to register the 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants, as required by certain agreements with YA that we executed in connection with this transaction.  This registration statement was declared effective on August 4, 2008.

On July 11, 2008, the DoD awarded us a fifteen-month, $923,000 contract to further development of our microarray technologies for a multipathogen detection system.  The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000.

On July 31, 2008, the DoD awarded us a six-month, $250,000 contract for the development of label-free detection techniques using our microarray technology.  These detection techniques involve the synthesis of molecules known as “aptamers,” which are molecules with unique biological properties.  Synthesis of aptamers followed by iterative evolution of these molecules, coupled with our electrochemical detection techniques, could enable powerful, label-free detection systems that could revolutionize analysis applications such as diagnostics, chemical measurement, biological and chemical agent detection, and others.

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

General

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins.  We make the arrays using our patented in situ electrochemical synthesis process, which provides the ability to easily change array content to stay current with new developments and to meet the evolving needs of our customers.  This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  We have also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on our arrays, also enabling genetic analysis.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense (“DoD”) and other strategic partners.

CombiMatrix Molecular Diagnostics, Inc., or “CMDX,” our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.  CMDX functions primarily as a diagnostics reference laboratory.

Relationship With Acacia Research Corporation

We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation, or “Acacia.” On the same date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as the “CombiMatrix group,” whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia’s technology business, referred to as “Acacia Technologies group.”

In December 2006, we filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”) to register our common stock in order to affect a split off of our Company from Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock.  The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the “Redemption Date”), each one share of our common stock was issued in exchange for every ten shares AR-CombiMatrix common issued and outstanding on August 15, 2007 (the “Redemption Ratio”).  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix became the stockholders of our company.  Our common stock currently trades on the Nasdaq Global Market under the symbol “CBMX.”

Liquidity

At December 31, 2007, we had cash, cash equivalents and short- and long-term available-for-sale investments of $8.2 million.  As a result, we anticipated that our cash, cash equivalents and anticipated cash flows from operations would be sufficient to meet our cash requirements through September 2008.  At June 30, 2008, we had cash, cash equivalents and short- and long-term available-for-sale investments of $3.8 million.  In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See the Liquidity and Capital Resources section below as well as Notes 5 and 8 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

As of June 30, 2008, our short- and long-term available-for-sale investments (net of unrealized losses) of $1.7 million were held in auction rate securities (“ARS”), which are currently illiquid due to the collapse of the auction rate securities market since February 2008.  The inability to liquidate the remainder of these securities at par value in the near future could materially jeopardize our ability to execute our business strategies.  See the Liquidity and Capital Resources section below as well as Notes 1, 3, 5 and 8 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Overview Of Recent Business Activities

For the three and six months ended June 30, 2008, our operating activities included the recognition of $2.1 million and $4.1 million in revenues, respectively, including $968,000 and $2.0 million, respectively, in government contract revenues and $1.1 million and $2.1 million, respectively, in CustomArray product and diagnostics service revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, decreased in 2008 due primarily to the impact of our cost reduction efforts, which began during the fourth quarter of 2006 and continued during the first and second quarter of 2007.  Such efforts also contributed to the overall decrease in general and administrative expenses, which were impacted primarily by the execution of an amendment to our facilities lease in Mukilteo that reduced the amount of space as well as the lease rate paid by us.

Significant business developments that occurred during and subsequent to the second quarter ended June 30, 2008 were:

•

On April 8, 2008, CMDX launched BAC HD Scan Test for over 125 genetic abnormalities that cause developmental delay in children, including the recently published Autism-linked markers. This test represents the highest level of multiplexing of any diagnostic ever offered.

•

On April 24, 2008, we announced that the United States District Court for the Central District of California (the “Federal Court”) had increased the award previously issued in favor of CombiMatrix to be paid by National Union Fire Ins. Co. of Pittsburgh, PA, a member company of American International Group by $3.6 million, thereby increasing the overall award to a total of $35.7 million. On May 23, 2008, we announced that the Federal Court had entered this award as a final Judgment against National Union, which has subsequently appealed the Judgment.

•

On May 9, 2008, we borrowed $807,500 from a commercial bank using our ARS as collateral. See the Liquidity and Capital Resources section below as well as Note 5 to the consolidated financial statements included elsewhere in this report for additional discussion of this transaction.

•

On June 4, 2008, we announced that CMDX had received results from a multi-institute evaluation of its HemeScanTM test for CLL that were accepted for publication by the journal, Expert Opinions in Molecular Diagnostics (2008) 2(6): 1-10. The study, which was led by Dr. Shelly Gunn, Medical Director of CMDX, and which included collaborators from the prestigious M.D. Anderson Cancer Center, Texas, the Netherlands Cancer Institute, Amsterdam, and the University of Texas Health Science Center, San Antonio, evaluated over 170 patients with chronic lymphocytic leukemia (CLL) by the HemeScan test. The results of the study concluded that CMDX’s HemeScan test is a powerful and cost-effective tool for genome-wide risk assessment in the clinical evaluation of CLL. On August 12, 2008, we announced the publication of a validation study in the Journal of Molecular Diagnostics ((2008) 10:442-451), which augments the previous publication and provides further support for the superiority of HemeScan for the management of CLL patients.

•	On June 25, 2008, we announced that we had been selected to join the Russell Microcap Index.

•

On July 10, 2008, we raised $10 million in a financing transaction by issuing a secured convertible debenture (the “Debenture”) and warrants to a single institutional investor. See the Liquidity and Capital Resources section below as well as Note 8 to the consolidated financial statements included elsewhere in this report for additional discussion of this transaction.

•

On July 14, 2008, we announced that we had received a new contract from the DoD to continue development of our microarray products and technologies for military use. The new contract was for $923,000, to be executed over a fifteen-month period.

•

On July 22, 2008, we announced that CMDX had launched an updated version of its ATScanTM test for pre-disposition screening for autism. The ATScan test has been updated to encompass recent discoveries published in the journal, Science, which confirmed the role of several new genomic imbalances in the etiology of Autism Spectrum Disorder (Morrow et al., Science, 11 July 2008, Vol 321).

•

On August 4, 2008, we announced that we were awarded a $250,000, six-month contract from the Defense Advanced Research Projects Administration (or “DARPA”) for the development of label-free detection techniques using our microarray technology.

•	On August 6, 2008, we announced that Dr. Colin Collins, a renowned expert in prostate cancer, had joined our scientific advisory board.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Revenues and Cost of Revenues (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Government contracts	$968	$679	$2,037	$1,228
Cost of government contract revenues	(955)	(641)	(1,969)	(1,175)
Products	597	458	1,152	898
Services	440	137	743	222
Cost of products and services	(507)	(248)	(934)	(551)
Collaboration agreements	62	62	124	125

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the DoD, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee.  Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period.  Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD.

The changes in government contract revenues for the three and six months ended June 30, 2008 versus the corresponding periods in 2007 reflect ongoing performance of our electrochemical detection, microfluidics and influenza genotyping contracts.  Changes in the number of contracts underway coupled with increases in the underlying contract activity contributed to the overall increase for the comparable periods.  These changes in contract activity also contribute to the change in government contract costs during the three and six months ended June 30, 2008 versus the corresponding periods in 2007.  See Note 7 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products.  For all periods presented, product revenues include the sale of DNA synthesizer instruments, CustomArray 12K, 4X2K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware.  The increase in product revenues was due primarily to the increase of DNA synthesizer instrument sales for the three and six months ended June 30, 2008 versus the corresponding periods in 2007.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending on the sales efforts of our distributors.

Services.  Services revenues are comprised primarily of diagnostic services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $396,000 and $669,000 for the three and six months ended June 30, 2008, as compared to $76,000 and $105,000 for the three and six months ended June 30, 2007, respectively.  These revenues have increased for all periods presented due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic services provided by CMDX, which is due primarily to increased sales and marketing efforts at CMDX during the 2008 versus 2007 periods presented.

Operating Expenses (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Research and development expenses	$890	$1,102	$2,213	$2,950

Research and Development Expenses.  The decrease in internal research and development expenses for all periods presented was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform while continuing to develop microarray-based diagnostics services.  In addition, for the three and six months ended June 30, 2008 and 2007, research and development expenses included $48,000, $94,000, $144,000 and $402,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Marketing, general and administrative expenses	$2,397	$2,304	$4,480	$4,789
Patent amortization and royalties	361	344	722	662
Equity in loss of of investees	241	250	490	522

Marketing, General and Administrative Expenses.  The decrease in marketing, general and administrative expenses for the six months ended June 30, 2008 versus the corresponding periods in 2007 was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment that significantly reduced our office space and lease rates, reduction in sales and marketing staff and expenses at our Mukilteo operations and decreases in one-time accounting and legal costs incurred during 2007 as part of our split off from Acacia.  In addition, for the three and six months ended June 30, 2008 and 2007, marketing, general and administrative expenses included $331,000, $618,000, $117,000 and $334,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

Other Non-Operating Items

Warrant (Charges) Gains.  Prior to the Redemption Date and in accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” and related interpretations, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock.  Changes in the fair value of the stock purchase warrant liabilities were reflected in the consolidated statement of operations, which resulted in a net, non-cash charge of $(145,000) and a benefit of $2.2 million for the three and six months ended June 30, 2007.  On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At June 30, 2008, cash, cash equivalents and short- and long-term available-for-sale investments totaled $3.8 million compared to $8.2 million at December 31, 2007.  Working capital at June 30, 2008 was $1.4 million, compared to $6.9 million at December 31, 2007.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below as well as the reclassification of certain of our ARS to long-term.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(5,191)	$(6,890)
Investing activities	3,988	(3,960)
Financing activities	905	5,404
Decrease in cash and cash equivalents	$(298)	$(5,446)

Operating Activities.  The overall decrease in cash used in operating activities for the six months ended June 30, 2008 versus the corresponding periods in 2007 was due primarily to a decrease in operating cash outflows, which totaled $8.2 million in 2008 compared to $9.1 million in 2007.  This decrease was due primarily to decreased research and development and general and administrative costs incurred as a result of the cost reduction efforts discussed above, as well as the net impact of the timing of the payments to certain vendors.  Contributing to the overall decrease in cash used in operating activities was an increase in cash receipts from customers, which totaled $1.6 million in 2008 compared to $1.3 million in 2007.

Investing Activities.  The change in net cash flows provided by investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  For the six months ended June 30, 2008 and 2007, we incurred $42,000 and $69,000, respectively, of capital expenditures.

Financing Activities.  The decrease in net cash flows provided by financing activities was due primarily to the completion of a registered direct offering of AR-CombiMatrix common stock in May 2007 for $5.0 million in net proceeds to us as well as the exercise of AR-CombiMatrix common stock warrants totaling $368,000 during February of 2007, compared with credit line borrowings of $807,500 and proceeds of $111,000 from the exercise of common stock options in 2008.

Future Liquidity.  Based on our ending cash balances as of December 31, 2007, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet our cash requirements through September 2008.  In order for us to continue to meet our cash requirements beyond this point, we will be required to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.  As discussed in Note 1 to the consolidated financial statements included herein, the anticipation that we would be required to obtain additional financing in the foreseeable future raised substantial doubt about our ability to continue as a going concern beyond September 2008.  In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in overhead costs as well as research and development costs that are not considered strategically vital to our business.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.  Based on recent financing transactions (see below and in Notes 5 and 8 to the consolidated financial statements included elsewhere in this report), we believe that the additional cash received from these transactions will allow us to meet our cash requirements into the third quarter of 2009.

Auction Rate Securities.  At June 30, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.

Of the $1.9 million in par-value ARS held at June 30, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.  The remaining $975,000 of ARS are AAA-rated auction market preferred stock issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

At June 30, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under Statement of Financial Accounting Standards No 157, “Fair Value Measurements.”  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized losses on our ARS of $66,000 and $135,000 for the three and six months ended June 30, 2008, respectively, which is reflected in accumulated other comprehensive (loss) income in our June 30, 2008 consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $782,000 as a non-current investment in our June 30, 2008 consolidated balance sheet.

We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments.  If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or realized, other-than-temporary impairment charges in future periods.

Recent Financing Transactions.  On May 9, 2008 and pursuant to a Loan Management Account agreement (“LMA”) with a financial institution (the “Lender”), we borrowed $807,500 from the Lender, secured by our current holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we are to pay monthly interest-only payments at an annual, variable rate of 1% plus the 30-day LIBOR rate (resulting in a rate of 3.47% at June 30, 2008).  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type, up to a maximum amount of $2.8 million.  However, based on the amount and type of securities currently held by us with the financial institution, the maximum borrowing ceiling is currently limited to $807,500.  The LMA has no stated maturity for the principal amounts borrowed.

On July 10, 2008, we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a conversion price of $11.87 per share; and (ii) warrants (the “Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 or within four months after our receipt of payment from National Union in accordance with the $35.7 million Judgment issued by the Federal Court.  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly beginning October 2008.  The number of shares issuable upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we fail to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008 (subject to adjustment in the event we sell or dispose of a division or line of business).  The Debenture is secured by the Judgment as well as our intellectual property.  We have the right to force conversion of the Debenture upon meeting certain trading conditions of our stock.  The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the Warrants upon meeting certain trading conditions of our stock.  On July 23, 2008, we filed a resale registration statement on Form S-3 with the SEC to register the 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants, as required by certain agreements with YA that we executed in connection with this transaction.  The registration statement was declared effective on August 4, 2008.

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

•                  the costs involved in defending our Judgment against the appeal brought by National Union;

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises.  We have no significant commitments for capital expenditures in 2008 or beyond.  We have executed two capital leases totaling $109,000 for certain laboratory equipment.  Other than as set forth below, as of June 30, 2008, we have no committed funding or long-term debt (see Note 1 to the table below).  The following table lists our material known future cash commitments as of June 30, 2008:

	Payments Due by Period (in thousands)
	2008	2009	2010	2011	2012 and Thereafter

Operating leases	$287	$517	$353	$—	$—
Capital leases	14	18	13	14	16
Minimum royalty payments	50	100	100	100	675
Total contractual cash obligations (1)	$351	$635	$466	$114	$691

(1)   Does not include $807,500 in credit line borrowings with no stated maturity but are due on demand by the Lender.  Also, does not include $10 million Debenture issued to YA subsequent to June 30, 2008, which is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included in Part I, Item 1 of this report.

Item 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations as well as ARS.  The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and available-for-sale investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities, ARS and money market funds.

We are exposed to liquidity and credit risk associated with our ARS.  In the event of a failed auction, we would not have access to these funds until a future auction is successful.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge.  Included within our investment portfolio at June 30, 2008, are ARS with a par-value of $1.9 million and a fair value computed by management of $1.7 million.

Item 4T.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In July 2007, Mr. Jeffrey Oster, a former employee of the Company, filed a complaint against CombiMatrix and others alleging that Mr. Oster’s employment with us was terminated in violation of federal law and was a breach of his employment contract. Mr. Oster’s complaint requested damages for back pay, front pay in lieu of reinstatement under his employment agreement, damages for adverse tax consequences, and attorney’s fees and costs. We filed counterclaims against Mr. Oster for breach of employment contract, breach of common law duties of loyalty and confidentiality, and misappropriation of trade secrets, with a demand for unspecified damages. Although we believe Mr. Oster’s claims are without merit, we executed a settlement agreement with Mr. Oster in June 2008, thereby ending the lawsuit by releasing all claims and counterclaims.  We did not incur a financial obligation as a result of executing the settlement.

In September of 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (a married couple), who are both former employees of the Company, filed a complaint against the Company asserting claims arising out of the resignation of their employment with CombiMatrix and were seeking alleged unpaid bonuses and sales commissions.  They also raised other claims regarding certain intellectual property rights.  We believe that these claims are without merit and have vigorously defended against them.  We asserted intellectual property counterclaims against Mr. Strathmann and asked for certain injunctive relief and damages based on those counterclaims.  A trial was held and concluded at the King County Superior Court of Washington (the “State Court”) during the first quarter of 2008.  The State Court issued findings and conclusions in May 2008 in which the State Court found that CombiMatrix did not owe plaintiffs any monetary damages.  The State Court found that Mr. Strathmann held certain intellectual property rights; however, we believe that those rights do not materially impact our intellectual property portfolio or freedom to operate with respect to our current and planned products and services.  The findings and conclusions are subject to post-trial motions, which will likely be concluded during the third quarter of 2008.  After final judgment, which will likely be entered by the end of October 2008, both parties will have an opportunity to appeal.

In April of 2005, Acacia and we filed a complaint in the U.S. District Court for the Central District of California (the “Federal Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Federal Court issued a judgment (the “Judgment”) in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In April 2008, the Federal Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment, and we intend to vigorously defend against the appeal.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 6.  EXHIBITS

Exhibit Number		Description

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)
3.1	a	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)
10.1		Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed July 11, 2008)
10.2		Secured Convertible Debenture (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed July 11, 2008)

Exhibit Number	Description

10.3	Warrant (exercise price of $11.87 per share) (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed July 11, 2008)
10.4	Warrant (exercise price of $13.65 per share) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed July 11, 2008)
10.5	Registration Rights Agreement (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K, filed July 11, 2008)
10.6	Security Agreement (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed July 11, 2008)
10.7	Intellectual Property Security Agreement (incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K, filed July 11, 2008)
10.8	Form of Irrevocable Voting Agreement and Proxy (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed July 11, 2008)
10.9

Contract titled, “Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents” (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008)

10.10	Loan Management Account Agreement between the Registrant and Merrill Lynch Bank, USA (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed May 14, 2008)
10.11

Lease Agreement, dated as of October 19, 2000, with Wiredzone Property, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.21 to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

10.12

Third Amendment to Lease Agreement, dated as of February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)

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
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)
3.1a	Certificate of Amendment to the Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed July 11, 2008)
10.2	Secured Convertible Debenture (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed July 11, 2008)
10.3	Warrant (exercise price of $11.87 per share) (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed July 11, 2008)
10.4	Warrant (exercise price of $13.65 per share) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed July 11, 2008)
10.5	Registration Rights Agreement (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K, filed July 11, 2008)
10.6	Security Agreement (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed July 11, 2008)
10.7	Intellectual Property Security Agreement (incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K, filed July 11, 2008)
10.8	Form of Irrevocable Voting Agreement and Proxy (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed July 11, 2008)
10.9

Contract titled, “Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents” (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008)

10.10	Loan Management Account Agreement between the Registrant and Merrill Lynch Bank, USA (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed May 14, 2008)
10.11

Lease Agreement, dated as of October 19, 2000, with Wiredzone Property, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.21 to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 16, 2006)

10.12

Third Amendment to Lease Agreement, dated as of February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-139679), filed December 26, 2006, as amended)

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