Form 10-Q
period 2008-09-30
CombiMatrix Corp
filed 2008-11-10
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 4, 2008, 6,286,767 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$9,425	$2,314
Available-for-sale investments	958	5,920
Accounts receivable, net of allowance for doubtful accounts of $280 and $33	1,005	692
Inventory	704	444
Prepaid expenses and other assets	344	323
Total current assets	12,436	9,693

Property and equipment, net	817	1,178
Non-current available-for-sale investments	751	—
Investments in unconsolidated subsidiaries	1,240	1,923
Patents and licenses, net	5,260	6,131
Goodwill	16,918	16,918
Total assets	$37,422	$35,843

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,212	$2,519
Credit line borrowings	813	—
Current portion of deferred revenues	352	301
Total current liabilities	3,377	2,820

Deferred revenues, net of current portion	188	375
Capital lease obligations, net of current portion	46	6
Secured convertible debenture	6,375	—
Other liabilities	768	—
Total liabilities	10,754	3,201

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized September 30, 2008; 30,000,000 shares authorized December 31, 2007; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized September 30, 2008; 180,000,000 shares authorized December 31, 2007; 6,244,671 and 5,990,915 shares issued and outstanding	6	6
Additional paid-in capital	42,314	37,223
Accumulated other comprehensive (loss) income	(166)	18
Accumulated net losses	(15,486)	(4,605)
Total shareholders’ equity	26,668	32,642
Total liabilities and shareholders’ equity	$37,422	$35,843

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Government contracts	$343	$627	$2,380	$1,855
Products	140	828	1,292	1,726
Services	466	164	1,209	386
Collaboration agreements	62	62	186	187
Total revenues	1,011	1,681	5,067	4,154

Operating expenses:
Cost of government contract revenues	336	593	2,305	1,768
Cost of products and services	416	307	1,350	858
Research and development expenses	1,290	1,924	3,503	4,874
Marketing, general and administrative expenses	2,301	2,167	6,781	6,956
Patent amortization and royalties	341	332	1,063	994
Equity in loss of investees	247	248	737	770
Total operating expenses	4,931	5,571	15,739	16,220
Operating loss	(3,920)	(3,890)	(10,672)	(12,066)

Other income (expense):
Interest income	58	167	183	448
Interest expense	(403)	—	(408)	—
Other	16	290	16	2,523
Total other income	(329)	457	(209)	2,971
Net loss	$(4,249)	$(3,433)	$(10,881)	$(9,095)

Basic and diluted net loss per share	$(0.70)	$(0.57)	$(1.80)	$(1.52)

Basic and diluted weighted average common shares outstanding	6,097,086	5,990,189	6,040,214	5,990,189

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net loss	$(10,881)	$(9,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,352	1,420
Non-cash stock compensation	1,556	2,163
Warrant gains	—	(2,523)
Equity in loss of investees	737	770
Allowance for bad debt	248	241
Equity issued to consultant	—	224
Amortization of debt discount and issuance costs	181	—
Other	(16)	27
Changes in assets and liabilities:
Accounts receivable	(561)	(152)
Inventory, prepaid expenses and other assets	(284)	(208)
Accounts payable, accrued expenses and other	(310)	(1,326)
Deferred revenues	(136)	(677)
Net cash used in operating activities	(8,114)	(9,136)

Investing activities:
Purchases of property and equipment	(55)	(122)
Purchases of available-for-sale investments	—	(4,980)
Sales of available-for-sale investments	4,030	3,590
Net cash provided by (used in) investing activities	3,975	(1,512)

Financing activities:
Proceeds from issuance of secured convertible debenture	10,000	—
Payment of debt issuance costs	(248)	—
Net proceeds from issuance of common stock	711	5,369
Net proceeds from credit line borrowings	808	—
Repayment of capital lease obligations	(21)	—
Net cash flows transferred from Acacia Research Corporation	—	41
Net cash provided by financing activities	11,250	5,410

Increase (decrease) in cash and cash equivalents	7,111	(5,238)

Cash and cash equivalents, beginning	2,314	7,829

Cash and cash equivalents, ending	$9,425	$2,591

Noncash investing and financing activites:
Reclassification of warrant liabilities to additional paid-in capital	$1,780	$9,089

Conversion of secured convertible debenture to common stock	$1,300	$—

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

In 2006, Acacia announced its intent to split off the Company as an independent public company.  On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1933 to be redeemed for AR-CombiMatrix stock.  On June 8, 2007, the SEC declared our registration statement effective.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Global Market exchange.  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For the three and nine months ended September 30, 2007, corporate expenses totaling $15,000 and $102,000, respectively, were allocated to us by Acacia.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, as reported by us in our Annual Report on Form 10-K filed on March 19, 2008.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2007, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements through September 30, 2008, which raised substantial doubt about our ability to continue as a going concern beyond this point.  See Note 3 below regarding additional liquidity risks due to certain of our available-for-sale investments held in auction rate securities (“ARS”) as of December 31, 2007 and September 30, 2008.  See Notes 5 and 6 below regarding recent financing developments.

We will continue to require capital from external sources, and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.  The issuance of equity securities, should that occur, will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArrayTM products and services.  Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Historically, we have been dependent on arrangements with strategic partners and have relied upon payments by our partners for a significant component of our working capital.  We intend to enter into additional strategic partnerships to develop and commercialize future products.  However, there can be no assurance that we will be able to implement our future plans.  Failure or delays in our efforts to achieve our plans would have a material adverse effect on our ability to achieve our intended business objectives.  Our success also depends on our ability to protect our intellectual property, the loss thereof or our failure to secure the issuance of additional patents covering elements of our business processes could materially harm our business and financial condition.  The patents covering our core technology begin to expire in 2018.

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

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period.  Under the percentage-of-completion method of accounting, contract revenues and costs are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs.  Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges.  Contract change orders and claims are included when they can be reliably estimated and are considered probable.  For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods.  Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.  Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of product sales	$58	$5	$115	$5
Research and development	75	793	169	1,195
Marketing, general and administrative	654	629	1,272	963
Total non-cash stock compensation	$787	$1,427	$1,556	$2,163

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share for all periods presented (in thousands, except share and per-share data; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Loss applicable to common shareholders	$(4,249)	$(3,433)	$(10,881)	$(9,095)
Denominator:
Weighted-average common shares outstanding	6,097,086	5,990,189	6,040,214	5,990,189
Basic and diluted loss per share	$(0.70)	$(0.57)	$(1.80)	$(1.52)

Common stock options	1,579,490	1,006,120	1,579,490	1,006,120
Common stock warrants	2,593,958	2,383,865	2,593,958	2,383,865
Excluded potentially dilutive securities	4,173,448	3,389,985	4,173,448	3,389,985

Available-For-Sale Investments.  Investments in marketable securities are accounted for and classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Investments in securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term.  Our investments in securities are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized.  The fair value of our available-for-sale investments was determined by quoted market prices at December 31, 2007 and in accordance with SFAS No. 157 (see “Fair Value Measurements” below and Note 3) subsequent to year-end.  We account for investments with fair values less than historical cost in accordance with FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”).  Under FSP 115-1, an impairment is deemed other than temporary based on a variety of factors including:  (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer.  All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time.  In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Derivatives Embedded in Certain Debt Securities.  We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and related guidance.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized in as other income (expense) in the consolidated statements of operations in the period of change.

Recent Accounting Pronouncements. In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, although early adoption is allowed.  We have chosen to early-adopt EITF 07-5.  See Note 6 below for discussion of the impact on EITF 07-5 to our consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”).  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted.  We do not believe the implementation of EITF 08-4 will have a material effect on our consolidated financial position, results of operations and cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).  FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option.  FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component.  The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity.  The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense.  The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment.  FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We do not believe the implementation of FSP APB 14-1 will have a material effect on our consolidated financial position, results of operations and cash flows.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged.  We are currently evaluating the impact this standard will have on our consolidated financial statements.

3.     FAIR VALUE

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at September 30, 2008 and the classification by level of input within the fair value hierarchy defined by SFAS 157 (in thousands, unaudited):

	Sept. 30,	Fair Value Measurements at September 30, 2008 Using:
	2008	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,337	$7,337	$—	$—
Available-for-sale investments	1,709	—	—	1,709
Total	$9,046	$7,337	$—	$1,709

Liabilities:
Embedded derivatives (1)	$(768)	$—	$—	$(768)

(1)   Included in “other liabilities” in the accompanying September 30, 2008 consolidated balance sheet.  See Note 6 below for discussion of fair value measurements relating to embedded derivatives.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2008 (in thousands, unaudited):

	Available-
	For-Sale	Embedded
	Investments	Derivatives

Balances, December 31, 2007	$—	$—
Transfers of to Level 3	3,375	—
Sales of ARS	(1,500)	—
Issuance of embedded derivatives	—	(927)
Conversions to common stock	—	143
Realized gains	—	16
Unrealized losses	(166)	—
Balances, September 30, 2008	$1,709	$(768)

At September 30, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.  Of the $1.9 million in par-value ARS held at September 30, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.  The remaining $975,000 of ARS are AAA-rated auction market preferred stock (“AMPS”) issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under SFAS 157.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $31,000 and $166,000 for the three and nine months ended September 30, 2008, respectively, which is reflected in accumulated other comprehensive (loss) income in our September 30, 2008 consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $751,000 as a non-current investment in our September 30, 2008 consolidated balance sheet.

During the third quarter of 2008, one of the issuers of our AMPS announced that they would redeem approximately one-half of their outstanding AMPS during the fourth quarter, at par value.  Subsequent to September 30, 2008 and through the date of this report, we have received $325,000 from the partial redemption of one of our AMPS, at par value.  We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments.  If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive (loss) income or realized losses for other-than-temporary impairment charges in future periods.

4.     COMPREHENSIVE LOSS

The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” for all periods presented (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net unrealized (loss) gain on available-for-sale investments	$(31)	$9	$(166)	$4
Net loss	(4,249)	(3,433)	(10,881)	(9,095)
Comprehensive loss	$(4,280)	$(3,424)	$(11,047)	$(9,091)

5.     CREDIT LINE BORROWINGS

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $808,000 from the Lender, secured by our holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate (resulting in a rate of approximately 4.8% at September 30, 2008).  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million.  However, based on the amount and type of securities currently held by us with the Lender, the maximum borrowing ceiling is currently limited to $808,000, plus accrued interest.  The LMA has no stated maturity for the principal and interest amounts borrowed by us.  However, because the Lender has the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we have classified this liability as a component of current liabilities in the accompanying September 30, 2008 consolidated balance sheet.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.     SECURED CONVERTIBLE DEBENTURE

Description

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a fixed conversion price of $11.87 per share; and (ii) warrants (the “Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “Federal Court”).  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008. We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price (“VWAP”) of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions.  We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions.  Prepayment penalties range between 0% and 10% of the principal amount due, depending upon when the cash redemption occurs during the Term.  The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we fail to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008 (subject to adjustment in the event we sell or dispose of a division or line of business).  The Debenture is secured by the Judgment as well as our intellectual property.  The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the Warrants, but only if the VWAP of our common stock is at or greater than 130% of the Warrants’ exercise price for at least twenty consecutive trading days, among other conditions.  We filed a resale registration statement on Form S-3 with the SEC to register 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants, as required by certain agreements with YA that we executed in connection with this transaction  This registration statement was declared effective during the third quarter of 2008.  Total costs incurred by us relating to issuing the Debenture and Warrants were $248,000, of which $180,000 were paid to YA and classified as a contra-liability to the Debenture, with the remaining costs classified as a long-term, asset, which is being amortized as additional interest expense over the Term.

Accounting at Closing

On the Closing Date, we recognized the Debenture and Warrants based on their relative fair values of $8.2 million and $1.8 million, respectively, in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the Debenture was determined using the convertible bond model, assuming a 15% yield.  The relative fair value of the Warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), with the corresponding amount reflected as a contra-liability to the Debenture.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 75%, no dividends, and a risk-free interest rate of 3.1%.

 In accordance with SFAS 133, Derivative Implementation Group Statement 133 Implementation Issue No. B16, “Embedded Derivatives: Calls and Puts in Debt Instruments” and related guidance as well as the early adoption of EITF 07-5, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture upon payment of the Judgment proceeds and potential adjustments to the fixed conversion price all represent embedded derivatives, that as of the Closing Date, were valued in aggregate at $927,000 and recorded separately from the Debenture as other liabilities, with a corresponding amount reflected as an additional contra-liability to the Debenture.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

As a result of separating the Warrants and embedded derivatives from the Debenture, the aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture, which will accrete to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.

Transactions Subsequent to Closing

During the third quarter of 2008, YA converted $1.3 million of the Debenture into common stock.  As a result, portions of the aggregate contra-liability and derivative liabilities were reclassified to additional paid-in capital in proportion to the amount of the Debenture that was converted into common stock, resulting in reductions to the aggregate contra-liability and derivative liabilities of $355,000 and $143,000, respectively.  As of September 30, 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $6.4 million.  The embedded derivative liabilities were marked to fair value of $768,000 as of September 30, 2008, resulting in a net benefit of $16,000 recognized as other income (expense) in the accompanying consolidated statements of operations.

Subsequent to September 30, 2008 and through the date of this report, YA had converted an additional $200,000 of the Debenture into common stock.  Also, in early October 2008, accrued interest to YA in the amount of $213,000 was paid by issuing 14,405 shares of our common stock.

7.    COMMON STOCK WARRANTS

Prior to the Redemption Date, Acacia had issued warrants to purchase approximately 23.8 million shares of AR-CombiMatrix stock in connection with various financing transactions.  As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable for CombiMatrix common stock, adjusted for the Redemption Ratio discussed above.

Outstanding warrants to purchase CombiMatrix common stock (adjusted for the Redemption Ratio) are as follows (unaudited):

	Number of Warrants Outstanding
	September 30,	December 31,	Exercise
Date of Issue	2008	2007	Price	Expiration

July 2008	336,984	—	$11.87 - $13.65	July 2013
May 2007	959,390	1,017,140	$5.50	May 2012
December 2006	1,137,936	1,178,736	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	—	28,341	$27.50	May 2008
Total	2,593,958	2,383,865

Acacia’s classes of common stock were subject to certain redemption provisions in the event that Acacia were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of assets.  Pursuant to guidance set forth in FSP No. 150-5, “Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” EITF 00-19 and related authoritative pronouncements, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date.  Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity.  For the three and nine months ended September 30, 2007, adjusting the warrant liabilities to their fair values resulted in net warrant gains of $290,000 and $2.5 million, respectively, to our consolidated statements of operations.  We have not incurred warrant gains or charges since the Redemption Date from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The fair value of AR-CombiMatrix stock purchase warrants at the Redemption Date was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows (unaudited):

August 15,
2007

Risk free interest rate	4.50%
Volatility	78%
Expected term	6.5 years
Expected dividends	0%

8.    COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On July 31, 2008, we executed a six-month, $250,000 contract with the DoD for the development of label-free detection techniques using our microarray technology.  These detection techniques involve the synthesis of molecules known as “aptamers,” which are molecules with unique biological properties.  As of September 30, 2008, we had incurred $28,000 in actual costs for this contract, which was approximately 15% complete.

On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system.  The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000.  As of September 30, 2008, we had incurred $58,000 in actual costs for this contract, which was approximately 9% complete.

On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies.  The primary objectives of the contract were to continue development of a multipathogen and chemical detection system.  Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million.  We substantially completed this contract during the third quarter of 2008 and do not expect to incur additional costs or revenues from this contract beyond September 30, 2008.

On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications.  Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000.  We substantially completed this contract during the second quarter of 2008 and do not expect to incur significant costs or revenues from this contract beyond September 30, 2008.

On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million.  As of September 30, 2008, we had incurred $1.4 million in actual costs for the microfluidics contract, which was approximately 98% complete.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Human Resources

We provide certain severance benefits such that if an executive of CombiMatrix who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.  Also, if our chief executive officer is terminated for other than cause or for death or disability, he will receive payments equal to one years’ base salary plus medical and dental benefits.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement for the three and nine months ended September 30, 2008 and 2007 were $25,000, $116,000, $25,000 and $95,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In April of 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Federal Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In April 2008, the Federal Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  The Federal Court has required, and National Union has posted, an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K, filed on March 19, 2008.

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

General

We are a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where our products and services could be utilized.  The technologies we have developed include a platform technology to rapidly produce oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins.  We make the arrays using our patented in situ electrochemical synthesis process, which provides the ability to easily change array content to stay current with new developments and to meet the evolving needs of our customers.  This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.  We have also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on our arrays, also enabling genetic analysis.  Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.  We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense, or “DoD” and other strategic partners.

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

In December 2006, we filed a registration statement on Form S-1 with the SEC to register our common stock in order to affect a split off of our Company from Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock.  The Form S-1 was declared effective by the SEC on June 8, 2007, and on August 15, 2007 (the “Redemption Date”), each one share of our common stock was issued in exchange for every ten shares of AR-CombiMatrix common issued and outstanding on August 15, 2007 (the “Redemption Ratio”).  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix common stock became the stockholders of our company.  Our common stock currently trades on the Nasdaq Global Market under the symbol “CBMX.”

Liquidity

At December 31, 2007, we had cash, cash equivalents and short- and long-term available-for-sale investments of $8.2 million.  At that time, we anticipated that our cash, cash equivalents and anticipated cash flows from operations would be sufficient to meet our cash requirements through September 2008.  In July 2008, we raised $10 million in a financing transaction by issuing a secured convertible debenture and warrants to a single institutional investor. At September 30, 2008, we had cash, cash equivalents and short- and long-term available-for-sale investments of $11.1 million, which management believes will be sufficient to fund our operations into the third quarter of 2009.  In order for our company to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See the Liquidity and Capital Resources section below as well as Notes 1, 5 and 6 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

As of September 30, 2008, our short- and long-term available-for-sale investments (net of unrealized losses) of $1.7 million were held in auction rate securities (“ARS”), which are currently illiquid due to the collapse of the auction rate securities market since February 2008.  The inability to liquidate the remainder of these securities at par value in the near future could materially jeopardize our ability to execute our business strategies.  See the Liquidity and Capital Resources section below as well as Notes 1, 3, 5 and 6 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our Form 10-K for our fiscal year ended December 31, 2007.  Through the Redemption Date, the consolidated financial statements included the assets, liabilities, operating results and cash flows of CombiMatrix Corporation using Acacia’s historical bases in the assets and liabilities and the historical results of operations of CombiMatrix Corporation. Also, through the Redemption Date, the consolidated financial statements included allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs.  The expense allocations were determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided for the benefit received by us.  Since the Redemption Date, Acacia is no longer allocating operating expenses to us.

Overview Of Recent Business Activities

For the three and nine months ended September 30, 2008, our operating activities included the recognition of $1.0 million and $5.1 million in revenues, respectively, including $343,000 and $2.4 million, respectively, in government contract revenues and $668,000 and $2.7 million, respectively, in CustomArray product and diagnostics service revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, decreased in 2008 due primarily to the impact of our cost reduction efforts, which began during the fourth quarter of 2006 and continued during the first and second quarter of 2007.  Such efforts also contributed to the overall decrease in marketing, general and administrative expenses, which were impacted primarily by the execution of an amendment to our facilities lease in Mukilteo that reduced the amount of space as well as the lease rate paid by us.

Significant business developments that occurred during and subsequent to the third quarter ended September 30, 2008 were:

•      On July 10, 2008, we raised $10 million in a financing transaction by issuing a secured convertible debenture and warrants to a single institutional investor.  See the Liquidity and Capital Resources section below as well as Note 6 to the consolidated financial statements included elsewhere in this report for additional discussion of this transaction.

•      On July 14, 2008, we announced that we had received a new contract from the DoD to continue development of our microarray products and technologies for military use.  A key goal of this contract is the development of a hand-held biochemical detection system.  The new contract was for $923,000, to be executed over a fifteen-month period.

•      On July 22, 2008, we announced that CMDX had launched an updated version of its ATScanTM test for pre-disposition screening for autism.  The ATScan test has been updated to encompass recent discoveries published in the journal, Science, which confirmed the role of several new genomic imbalances in the etiology of Autism Spectrum Disorder (Morrow et al., Science, 11 July 2008, Vol 321).

•      On August 4, 2008, we announced that we were awarded a $250,000, six-month contract from the Defense Advanced Research Projects Administration for the development of label-free detection techniques using our microarray technology.

•      On August 6, 2008, we announced that Dr. Colin Collins, a renowned expert in prostate cancer, had joined our scientific advisory board.

•      On August 12, 2008, we announced that a retrospective, clinical validation study of our test for Chronic Lymphocytic Leukemia (or “CLL”) was to be published in the September issue of the Journal of Molecular Diagnostics, augmenting an earlier publication in the Expert Opinions in Molecular Diagnostics.  The subject of both publications is the clinical evaluation and prognosis of CLL patients using our HemeScanTM test, compared to conventional testing.  The conclusions indicate that the HemeScan test is a superior test for such evaluation and management of individual patients.

•      On September 15, 2008, we announced that National Union Fire Insurance Co. of Pittsburg, PA (“National Union”) had been ordered by the United States District Court for the Central District of California (the “Federal Court”) to increase its bond from $36.0 million to $39.2 million regarding the judgment against National Union in favor of CombiMatrix.  National Union has appealed the judgment.  By the end of September 2008, National Union had complied with this order to increase the bond, which provides assurance to us that regardless of the financial difficulties experienced by AIG (the parent company of National Union), the judgment amount will be paid to CombiMatrix upon successful completion of the appellate process.

•      On September 22, 2008, we announced that U.S. Senator Patty Murray of Washington State had included $2.0 million in the 2009 U.S. Defense Appropriations Bill for CombiMatrix regarding the development of a Health Surveillance System.

•      On September 26, 2008, we announced that CombiMatrix had been named to Deloitte’s prestigious Technology Fast 50 program for Washington State, a ranking of the 50 fastest growing technology, media, telecommunications, and life sciences companies in the area.  Rankings were based on the percentage revenue growth over five years from 2003-2007.

•      On September 29, 2008, we announced that Leuchemix Corporation had received permission to undertake clinical safety trials of its drug LC-1, for leukemia, and that the sponsored trial would begin shortly.  CombiMatrix owns a one-third voting interest in Leuchemix.

•      On September 30, 2008, we announced the launch of two new array-based diagnostic tests, adding to our leading and growing portfolio of tests.  The first test is an update of the BAC HD Scan 2500TM to the BAC HD Scan 2700TM test, which has been designed to identify up to 220 genetic syndromes and disorders that are the cause of developmental problems in children.  The second test is the Zoom-in TM array test, which is used in conjunction with our other array tests to provide higher-resolution sequence analysis of the genetic aberration in question.  Both of these tests will be provided by CMDX, our diagnostics laboratory located in Irvine, California.

•      On October 3, 2008, we hosted a conference call to discuss the development of our new Cancer Array (or “CCA”) test for cancer screening, which is currently under development at CombiMatrix.

•      On October 15, 2008, we announced that microRNA expert Dr. Muneesh Tewari had joined our scientific advisory board.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2008 and 2007

Revenues and Cost of Revenues (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Government contracts	$343	$627	$2,380	$1,855
Cost of government contract revenues	(336)	(593)	(2,305)	(1,768)
Products	140	828	1,292	1,726
Services	466	164	1,209	386
Cost of products and services	(416)	(307)	(1,350)	(858)
Collaboration agreements	62	62	186	187

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

The changes in government contract revenues for the three and nine months ended September 30, 2008 versus the corresponding periods in 2007 reflect ongoing performance of our government contracts, including our electrochemical, label-free and multipathogen detection contracts as well as our microfluidics and influenza genotyping contracts.  The recent completion of our multipathogen and electrochemical detection contracts resulted in a decrease in government contract activity and thus lower government contract revenues recognized during the three months ended September 30, 2008 versus the corresponding period in 2007.  For the nine months ended September 30, 2008, government contract revenues were higher due to the overall larger number of ongoing contracts and contract activity in 2008 versus the corresponding period in 2007.  The changes in government contract activity also contribute to the change in government contract costs during the three and nine months ended September 30, 2008 versus the corresponding periods in 2007.  See Note 8 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware.  Product revenues decreased in the three and nine months ended September 30, 2008 versus the corresponding periods in 2007 due primarily to lower DNA synthesizer instrument sales in 2008 than 2007.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending largely on the sales efforts of our distributors.

Services.  Services revenues are comprised primarily of diagnostic services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $463,000 and $1.1 million for the three and nine months ended September 30, 2008, versus $142,000 and $247,000 for the three and nine months ended September 30, 2007, respectively.  These revenues have increased for all periods presented due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic services provided by CMDX, which is due primarily to increased sales and marketing efforts at CMDX during the 2008 and 2007 periods presented.

Operating Expenses (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Research and development expenses	$1,290	$1,924	$3,503	$4,874

Research and Development Expenses.  The decrease in internal research and development expenses for all periods presented was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform while continuing to develop microarray-based diagnostics services.  In addition, for the three and nine months ended September 30, 2008 and 2007, research and development expenses included $75,000, $169,000, $793,000 and $1.2 million, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

Future research and development expenses will continue to be incurred in connection with our ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and product development.   We expect our research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional internal research and development agreements are undertaken and/or as new research and development collaborations are executed with strategic partners.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Marketing, general and administrative expenses	$2,301	$2,167	$6,781	$6,956
Patent amortization and royalties	341	332	1,063	994
Equity in loss of of investees	247	248	737	770

Marketing, General and Administrative Expenses.  The increase in marketing, general and administrative expenses for the three months ended September 30, 2008 versus the corresponding period in 2007 was due primarily to increases in sales and marketing expenses at CMDX.  The decrease in marketing, general and administrative expenses for the nine months ended September 30, 2008 versus the corresponding period in 2007 was due primarily to a decrease in facilities-related costs from executing the February 1, 2007 lease amendment that significantly reduced our office space and lease rates, reduction in sales and marketing staff and expenses at our Mukilteo operations and decreases in one-time accounting and legal costs incurred during 2007 as part of our split off from Acacia.  In addition, for the three and nine months ended September 30, 2008 and 2007, marketing, general and administrative expenses included $654,000, $1.3 million, $629,000 and $963,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts recognized and assumptions used by management in determining the stock-based compensation charges incurred for the periods presented.

Other Non-Operating Items

Interest Expense.  Since July 2008, interest expense is recognized from the issuance of the $10.0 million secured convertible debenture, which accrues interest at an annual rate of 10%.  Interest expense also includes amortization of the $2.9 million of debt discount recognized from issuance of the secured convertible debenture and warrants using the effective interest method.

Other Income.  For the three and nine months ended September 30, 2008, other income represents the net benefit recognized from mark-to-market adjustments to the embedded derivatives of the secured convertible debenture.

Prior to the Redemption Date, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock.  Changes in the fair value of the stock purchase warrant liabilities were reflected as warrant gains in the consolidated statements of operations, which resulted in non-cash benefits of $290,000 and $2.5 million for the three and nine months ended September 30, 2007, respectively.  On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At September 30, 2008, cash, cash equivalents, short- and long-term available-for-sale investments totaled $11.1 million compared to $8.2 million at December 31, 2007.  Working capital at September 30, 2008 was $9.1 million, compared to $6.9 million at December 31, 2007.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below as well as the reclassification of certain of our ARS to long-term.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$(8,114)	$(9,136)
Investing activities	3,975	(1,512)
Financing activities	11,250	5,410
Increase (decrease) in cash and cash equivalents	$7,111	$(5,238)

Operating Activities.  The overall net decrease in cash used in operating activities for the nine months ended September 30, 2008 versus the corresponding period in 2007 was due primarily to an increase in cash receipts from customers, which totaled $4.4 million in 2008 compared to $3.3 million in 2007.  This increase was partially offset by an increase in operating cash outflows, which totaled $12.6 million in 2008 compared to $12.4 million in 2007.  This increase was due primarily to the net impact of the timing of the payments to certain vendors.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the nine months ended September 30, 2008 and 2007, we incurred $55,000 and $122,000, respectively, of capital expenditures.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the sale of a $10.0 million secured convertible debenture in July 2008 for $9.8 million (net of issuance costs), credit line borrowings of $808,000 in May 2008 and proceeds of $711,000 from the exercise of common stock warrants and options during the nine months ended September 30, 2008, versus the completion of a registered direct offering of AR-CombiMatrix common stock in May 2007 for $5.0 million as well as the exercise of AR-CombiMatrix common stock warrants totaling $369,000 during the nine months ended September 30, 2007.

On July 10, 2008, we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a fixed conversion price of $11.87 per share; and (ii) warrants (the “Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 (the “Term”) or within four months after our receipt of payment of settlement or judgment proceeds from National Union in accordance with the $35.7 million judgement (the “Judgment”) issued by the Federal Court.  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008. We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price (or “VWAP”) of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions.  We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions.  Prepayment penalties range between 0% and 10% of the principal amount due, depending when the cash redemption occurs during the Term.  The number of shares issuable upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we fail to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008 (subject to adjustment in the event we sell or dispose of a division or line of business).  The Debenture is secured by the Judgment as well as our intellectual property.  The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the Warrants, but only if the VWAP of our common stock is at or greater than 130% of the Warrants’ exercise price for at least twenty consecutive trading days, among other conditions.  During the third quarter of 2008, we registered 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants on Form S-3 with the SEC.  As of September 30, 2008, YA had converted $1.3 million of the Debenture into our common stock.

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $808,000 from the Lender, secured by our holdings in ARS.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate (resulting in a rate of approximately 4.8% at September 30, 2008).  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million.  However, based on the amount and type of securities currently held by us with the Lender, the maximum borrowing ceiling is currently limited to $808,000, plus accrued interest.  The LMA has no stated maturity for the principal and interest amounts borrowed by us. However, the Lender does have the ability under the terms of the LMA to call in the principal amount of the borrowings at any time.

Future Liquidity.  In order for us to continue to meet our cash requirements beyond 2009, we will be required to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.  As discussed in Note 1 to the consolidated financial statements included herein, the anticipation that we would be required to obtain additional financing in the foreseeable future raised substantial doubt about our ability to continue as a going concern beyond September 2008.  In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in overhead costs as well as research and development costs that are not considered strategically vital to our business.  Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.  Based on recent financing transactions discussed above, we believe that the additional cash received from these transactions will allow us to meet our cash requirements into the third quarter of 2009.

Auction Rate Securities.  At September 30, 2008 and December 31, 2007, our available-for-sale investments included $1.9 million and $3.4 million, respectively, of ARS at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS have experienced multiple failed auctions since this time and are currently illiquid.  Of the $1.9 million in par-value ARS held at September 30, 2008, $900,000 are issued by a state student-loan lending organization, carry an A2/A rating and are insured by the Federal Family Education Loan Program.  The remaining $975,000 of ARS are AAA-rated auction market preferred stock (or “AMPS”) issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.  All of our ARS continue to pay interest at the maximum contractual rate, which currently exceeds market interest rates for short-term securities.

At September 30, 2008, the fair values of our ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they are classified as Level 3 inputs under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.”  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded an unrealized losses on our ARS of $31,000 and $166,000 for the three and nine months ended September 30, 2008, respectively, which is reflected in accumulated other comprehensive (loss) income in our September 30, 2008 consolidated balance sheet.  Our valuation models assume an average maturity of one year for our ARS issued in preferred stock and greater than one year for our ARS that are backed by student-loans.  As a result, we have classified the student-loan ARS with a fair value of $751,000 as a non-current investment in our September 30, 2008 consolidated balance sheet.

During the third quarter of 2008, one of the issuers of our AMPS announced that they would redeem approximately one-half of their outstanding AMPS during the fourth quarter, at par value.  Subsequent to September 30, 2008 and through the date of this report, we have received $325,000 from the partial redemption of one of our AMPS, at par value.  We continue to monitor the market for ARS and consider its impact (if any) on the fair value of our investments.  If the current market conditions deteriorate further, or the anticipated recovery in fair values does not occur, we may be required to record additional unrealized losses in other comprehensive income or realized, other-than-temporary impairment charges in future periods.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises.  We have no significant commitments for capital expenditures in 2008 or beyond.  We have executed two capital leases totaling $109,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of September 30, 2008:

	Payments Due by Period (in thousands)
	2008	2009	2010	2011	2012 and Thereafter

Operating leases	$144	$517	$353	$—	$—
Capital leases	7	18	13	14	16
Minimum royalty payments	25	100	100	100	675
Secured convertible debenture (1)	—	—	8,700	—	—
Total contractual cash obligations (2)	$176	$635	$9,166	$114	$691

(1)   The principal amount of the Debenture due to YA as of September 30, 2008 is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union, is reflected as being due in July, 2010 assuming no additional conversions occur.  In October 2008, YA converted an additional $200,000 of the secured convertible debenture to common stock, bringing the total principal amount due YA to $8.5 million as of the date of this report.

(2)   Does not include $808,000, plus accrued interest, in credit line borrowings with no stated maturity but are due on demand by the Lender.

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

We are exposed to liquidity and credit risk associated with our ARS.  In the event of a failed auction, we would not have access to these funds until a future auction is successful.  If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments through an impairment charge.  Included within our investment portfolio at September 30, 2008, are ARS with a par-value of $1.9 million and a fair value computed by management of $1.7 million.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

        In April of 2005, Acacia and we filed a complaint in the U.S. District Court for the Central District of California (the “Federal Court”) against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Federal Court issued a judgment (the “Judgment”) in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In April 2008, the Federal Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  The Federal Court has required, and National Union has posted, an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2008, we issued 109,519 shares of our common stock to YA from the conversion of $1.3 million of the Debenture into our common stock.  The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D.

Item 6.  EXHIBITS

Exhibit Number	Description

10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed July 11, 2008)
10.2	Secured Convertible Debenture (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed July 11, 2008)
10.3	Warrant (exercise price of $11.87 per share) (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed July 11, 2008)
10.4	Warrant (exercise price of $13.65 per share) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed July 11, 2008)
10.5	Registration Rights Agreement (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K, filed July 11, 2008)
10.6	Security Agreement (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed July 11, 2008)
10.7	Intellectual Property Security Agreement (incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K, filed July 11, 2008)
10.8	Form of Irrevocable Voting Agreement and Proxy (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed July 11, 2008)
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

COMBIMATRIX CORPORATION

	By:	/s/ AMIT KUMAR, PH.D.
Amit Kumar, Ph.D.
Chief Executive Officer
(Authorized Signatory)

	By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 10, 2008

EXHIBIT INDEX

Exhibit Number	Description

10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K, filed July 11, 2008)
10.2	Secured Convertible Debenture (incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed July 11, 2008)
10.3	Warrant (exercise price of $11.87 per share) (incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K, filed July 11, 2008)
10.4	Warrant (exercise price of $13.65 per share) (incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K, filed July 11, 2008)
10.5	Registration Rights Agreement (incorporated by reference to Exhibit 99.5 to Current Report on Form 8-K, filed July 11, 2008)
10.6	Security Agreement (incorporated by reference to Exhibit 99.6 to Current Report on Form 8-K, filed July 11, 2008)
10.7	Intellectual Property Security Agreement (incorporated by reference to Exhibit 99.7 to Current Report on Form 8-K, filed July 11, 2008)
10.8	Form of Irrevocable Voting Agreement and Proxy (incorporated by reference to Exhibit 99.8 to Current Report on Form 8-K, filed July 11, 2008)
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