Form 10-K
period 2008-12-31
CombiMatrix Corp
filed 2009-03-27
CIK 1383183

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-1383183

COMBIMATRIX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0899439 (I.R.S. Employer Identification No.)
6500 HARBOUR HEIGHTS PARKWAY, SUITE 303, MUKILTEO WA (Address of principal executive offices)	98275 (Zip Code)

Registrant's telephone number, including area code: (425) 493-2000

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates was $49,278,812, based upon the last reported sale price of our Common Stock on that date as reported by Nasdaq. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 13, 2009, was 6,334,460.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2008
COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in Item 1A. of Part I of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

        As used in this Form 10-K, "the Company," "we," "us" and "our" refer to CombiMatrix Corporation and its subsidiary companies.

Item 1.    BUSINESS

Overview

        CombiMatrix Corporation was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002 (the "Merger Date"), we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock") and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of CombiMatrix Corporation and its subsidiaries, referred to as "the CombiMatrix group," whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia's technology business, referred to as "the Acacia Technologies group."

        In 2006, Acacia announced its intent to split-off the Company from Acacia as an independent public company (the "Split-Off"). On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1933 to be redeemed for AR-CombiMatrix stock. On June 8, 2007, the SEC declared our registration statement effective. On August 15, 2007 (the "Redemption Date"), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the "Redemption Ratio"), which currently is traded on the Nasdaq Global Market exchange. Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase

CombiMatrix common stock, adjusted for the Redemption Ratio. As of the Redemption Date, we are no longer a subsidiary of, nor are we affiliated with, Acacia.

  Description of the Company

        We are a diversified biotechnology business that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology and defense and homeland security markets, as well as in other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce user-defined, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

        Combimatrix Molecular Diagnostics, Inc. ("CMDX"), our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis. CMDX functions primarily as a diagnostics reference laboratory. Throughout this document "CBMX" and "CMDX" may be used interchangeably.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases. Leuchemix's first compound has entered initial clinical trials.

Technologies

  Semiconductor Based Array

        Our semiconductor based array technology enables rapid, parallel synthesis of molecules, as well as immobilization and detection of molecules and materials at discrete electrodes on a semiconductor chip. These chips, also known as microelectrode arrays, are used in multiple applications in the areas described above. Our technology integrates semiconductor micro-fabrication, proprietary software, chemistry and hardware into systems that we believe will enable us, our customers and our partners to design and fabricate arrays for biological, diagnostic, material sciences and nanotechnology applications, typically within a few days. Our system should enable researchers to conduct rapid, iterative experiments in each of these fields.

        The primary use of this technology is the fabrication of oligonucleotide arrays. Oligonucleotides are short sequences of deoxyribonucleic acid, or DNA, which, when synthesized in an array format, can be used to perform several types of genetic analyses. The most common types of analyses using these arrays are the evaluation of gene expression or the identification of mutations. Gene expression is the term used to describe the identification of cell genes that are expressed or not expressed or "active" or "inactive." By evaluating the expression patterns of normal cells versus suspected diseased cells, one may be able to diagnose a genetic disease and also provide information on how to address that disease. Abnormal expression patterns have been implicated for a number of diseases.

        Mutation analysis is the identification of specific changes to the sequence of DNA, where the changes may be linked to particular diseases or drug responses. By identifying a specific mutation in an individual's genome, this identification may be used to identify a disease, pre-disposition to disease, or potential drug response.

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

  Bacterial Artificial Chromosome Arrays ("BAC Arrays")

        Our BAC Arrays enable us to perform comparative genomic hybridization ("CGH") studies to evaluate gross genetic anomalies in genomes. These arrays incorporate BACs, which are fragments of DNA that have been cloned or manufactured in a bacterium. These fragments can be placed on a substrate; in our case, a chemically modified glass slide is used. These BACs are either developed by us or obtained through other sources. We utilize these arrays to perform CGH analysis in a diagnostic and research setting to identify genetic imbalances in the form of copy number differences. CGH analysis allows us to compare the genomic DNA of a normal individual with that of an individual who may have a disease. This type of analysis evaluates the genes rather than the expression of those genes. CGH analysis is useful in evaluating gross defects in an individual's genome, such as copy number differences. Copy number differences are situations where a gene or a large portion of a gene is missing or an extra copy exists.

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

  Technologies and Compound Libraries for Oncological Drug Development

        Through our minority ownership of Leuchemix, we have access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix has access to state-of-the-art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems. Leuchemix also has licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncology indications including hematological disorders as well as solid tumors. Leuchemix's lead compound is a modified natural product that has demonstrated pre-clinical activity against several cancers including hematological disorders as well as solid tumors. This compound, referred to as LC-1, is currently undergoing human clinical trials.

Market Overview

        The markets for our products and services include pharmaceutical and biotechnology markets (also referred to as life sciences), molecular diagnostics, national defense and homeland security applications. In the future, if we are successful in developing approved drugs either internally or through our investments in companies such as Leuchemix, Inc., our market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. In addition, there may be opportunities for our products and services to address consumer-based genetic analysis as that market develops. At this time, the majority of our commercial efforts are focused on developing and marketing molecular diagnostics services and products.

  General Overview of Molecular Diagnostics, Life Sciences and Pharmaceutical Industries

        The molecular diagnostics market is a sub-segment of the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of genetic analysis of individuals to make medical decisions in the diagnosis of disease as well as the management of patients. The sequencing of the human genome and associated research, as well as advances in technology, are enabling the growth of this market. Most experts believe that over the next few decades, the use of molecular diagnostics will grow rapidly and will have a revolutionary impact on the way medicine is practiced.

        Additionally, the pharmaceutical and biotechnology industries continue to face increasing costs and risks in the drug discovery, development and commercialization process. A primary component of the cost is the effort expended on drugs that failed to meet clinical and regulatory requirements due to a poor safety profile, efficacy in a small fraction of the patient population, or other similar reasons. By identifying patients who are more likely to respond favorably to a drug (and excluding those that will either not respond or have an adverse response), the potential market for the drug is decreased, but the chance of achieving regulatory approval is increased. Stratification of patient populations can be performed by analysis of blood or tissue of patients for genetic biomarkers or expression patterns that are characteristic of responders and non-responders.

        While there are multiple technologies being developed to address the noted molecular diagnostic applications, we feel that our technology and products are ideally suited to aid in many of these market segments.

  Genes and Proteins

        The human body is composed of billions of cells, each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual's DNA is called the genome and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is composed of a strand of four types of nucleotide bases, referred to as A, C, G and T. The bases of one DNA strand bind to the bases of the other strand in a specific orientation to form base pairs: the base A always binds with the base T and the base G always binds with the base C.

        The human genome has approximately three billion nucleotides and their precise order is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is copied to a specific type of RNA, called messenger RNA, or mRNA. The mRNA provides instructions for the synthesis of proteins. Proteins direct cellular function and the development of individual traits and are involved in many diseases. Abnormal variations in the sequence of a gene, in the level of gene expression, or large anomalies (such as deletions, extra genes, etc.) can interfere with the normal physiology of particular cells and lead to a disease, a predisposition to a disease, or an adverse response to drugs.

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

  Array Comparative Genomic Hybridization

        CGH is the study at the gene level of gross level anomalies such as copy number polymorphisms. Array CGH is the use of an array that multiplexes the analysis of a large portion of the genome. Unlike gene expression, which monitors the activity of genes, CGH analysis studies and identifies defects at the gene level that are characteristic of disease, predisposition to diseases, the clinical course of a disease, or response to drugs. Our CGH arrays utilize probes, cloned or manufactured in bacteria, which are referred to as bacterial artificial chromosomes or BACs. Recent studies have shown that copy number polymorphisms are the cause of many diseases, susceptibility to disease, and differing responses to therapy.

  Genetic Mutations

        The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. SNPs are believed to be associated with a large number of human diseases although most SNPs are believed to be benign and not to be associated with disease. It is believed that the genetic component of most major diseases is associated with a combination of SNPs.

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

        An array is a collection of miniaturized test sites arranged in a manner that permits many tests to be performed simultaneously, or in parallel, in order to achieve higher throughput. The average size of test sites in an array and the spacing between them defines the array's density. Higher density increases parallel processing throughput. In addition to increasing the throughput, higher density reduces the required volume of the sample being tested and thereby lowers costs. Principal commercially available ways to produce arrays include mechanical deposition, bead immobilization, inkjet printing and photolithography.

        While current array technologies have revolutionized drug discovery and development and are poised to enter the molecular diagnostics markets, we believe that our advanced array technologies provide improved characteristics, including flexibility, superior cost metrics, and increased performance, all of which address certain needs not addressed by conventional arrays.

  The CombiMatrix Solution

        We believe that our microarrays offer several important advantages over competing arrays, including flexibility, cost, performance, and other capabilities. Also, we believe that we are the only company that utilizes both in-situ synthesized oligomer arrays and spotted BAC arrays.

Products and Services

  CustomArray® Platform

        Our primary product for genetic studies is marketed under the trademark CustomArray®, of which products include a highly flexible oligonucleotide array that addresses researchers' specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost. CustomArray microarrays currently come in two density formats: a medium-density 12K array and a high-density 90K array. The medium-density CustomArray 12K array is available as simply a 12K array or as a CustomArray 4 X 2K array. The CustomArray 12K array enables analysis of up to 12,000 genes in one experiment. In contrast, the 4 X 2K array enables the analysis of four separate experiments of up to 2,000 genes each. The CustomArray 90K array enables the analysis of approximately 90,000 genes in one experiment. This array enables analysis of the full human genome, or an analysis of other species with redundant probes for better performance and reliability. The CustomArray 90K array is also provided in a 2x40k array format, which enables two separate experiments to analyze up to 40,000 genes.

        The CustomArray microarray is an advanced tool used to understand gene expression by measuring mRNA activity within a cell type or groups of cells, enabling users to understand and diagnose disease, predisposition to disease, drug response as well as provide information regarding drug development. The CustomArray microarray can also be used as a SNP genotyping tool by providing statistics on the effect of a SNP or groups of SNPs, giving rise to data that is important in diagnostic testing. The CustomArray microarray can also be used as an analysis tool for micro-RNA, or "miRNA," which is a recently discovered class of nucleic acid that has been shown to be important in the regulation of cells. Because of the product's flexibility, researchers have utilized and are evaluating the use of CustomArray microarrays for other applications such as gene assembly, sequencing, protein translation and others. CustomArray microarrays have been designed to be used on most commercially available scanners, thus enabling many researchers to perform assays without requiring additional capital expenditures for scanning equipment that several competing technologies require. These arrays can also be read electrochemically using our ElectraSense® Reader.

  CatalogArray™ Microarrays

        We have also launched several dozen CatalogArray microarrays, which are pre-designed arrays built using our platform and that can be used for gene expression studies, mutation analysis, and other studies. These arrays include several human genome sets, mouse, rat, dog and several other organisms, including plants, animals, bacteria and viruses. These arrays are updated as new genetic or sequence information is published. In addition, similar to CustomArray microarrays, our CatalogArray microarrays have been designed to be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer. These arrays can also be read electrochemically using our ElectraSense® Reader.

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

  DNA Array Synthesizer

        Our DNA Array Synthesizer is a bench-top instrument that enables researchers to fabricate DNA arrays to their exact specifications with complete control over the content that is synthesized onto the array. The system consists of a synthesizer instrument that is operated using a personal computer. The synthesizer is connected to a cabinet that contains reagents necessary for array synthesis. The system is able to fabricate up to eight 12K arrays within a 24-hour period, or up to thirty-two 2K sectored arrays in the same period of time. The synthesizer's flexibility enables researchers to synthesize multiple designs or the same design in each synthesis run. To operate the synthesizers, researchers must purchase blank microarray slides (i.e., slides on which no DNA synthesis has been performed) from us and reagents from either us or other vendors.

  Stripping Reagents

        We have created the first commercially available array stripping kit. The kit allows researchers to re-use our microarrays up to four times. The ability to re-use microarrays reduces the cost per microarray to the researcher while eliminating problems associated with chip-to-chip reproducibility.

  ElectraSense® Reader-Electrochemical Scanning Instrument

        The ElectraSense® Reader is a compact scanner for CombiMatrix arrays. The ElectraSense Reader was developed to provide the market with a compact, inexpensive and easy to use scanner for performing array experiments. Current arrays, including those manufactured by us, are designed to be analyzed using optical scanning instruments. While these scanners are quite functional, they are also relatively expensive, bulky and can be difficult to use. Due to the electrochemical nature of our arrays, it is possible to scan them using an electrochemical scanner as well as an optical scanner. The advantages of the electrochemical scanner arise out of the fact that the ElectraSense Reader does not have any optical components (such as lasers, lenses and optical detectors). By eliminating these components, we believe that the ElectraSense Reader is more compact, cost efficient and easier to use than most optical scanners. The ElectraSense Reader is designed to read only CombiMatrix arrays.

  Comparative Genomic Hybridization Arrays

        Our CGH arrays are fabricated using a traditional spotting instrument and are prepared on glass substrates. These arrays are used for research applications as well as molecular diagnostic applications.

Applications

  Pharmaceutical and Life Sciences Research and Development Applications

        Our products have been used for research and development applications by academic and industrial researchers. Our products have and can be used for such diverse applications as drug target discovery and validations, genotyping, pathogen detection, agricultural analysis and others. In addition, our products can be used to synthesize oligonucleotides that are then utilized in various research applications. Due to the flexibility of our technologies, we expect the potential research and development applications of our products to continually expand.

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

        We have formed a wholly owned subsidiary, CMDX, to take advantage of the capabilities of our DNA array technologies and to develop molecular diagnostic services and products. The primary focus of CMDX's efforts is the ongoing development of diagnostic services for the diagnosis of diseases and the management of patients, as well as the stratification of patients during clinical trials. CMDX is a fully functional molecular diagnostics laboratory and has received federal certification by the Clinical Laboratory Improvement Amendments ("CLIA"), as well as by other state and local regulatory agencies that are required for analysis of patient samples. As such, CMDX is currently operating as a service organization, providing testing services for patients. Although many of CMDX's initial services are designed to avoid pre-market approval by the United States Food and Drug Administration (or "FDA"), many of the services CMDX will provide may require different levels of regulatory approval from the FDA.

  Constitutional Analysis (the CA 650, 850, 1000, 2500 and 2700 Suite of Tests)

        The focus of the constitutional analysis, or "CA" suite of array tests, is pre- and post-natal analysis for the diagnosis of developmental delays in early childhood, of which delays are often not easily diagnosed. An accurate diagnosis is essential to provide good guidance on the developmental expectations of the child.

        Additionally, pre-natal analysis is dominated by the use of the standard chromosomal analytical technique of karyotyping. Pre-natal analysis is utilized to determine if a fetus has a genetic defect that could lead to problems after birth.

        In the third quarter of 2006, we introduced our first constitutional genetic array test (the CA 650), which can identify over 50 different genetic disorders in one multiplexed analysis. In October of 2006, the FDA indicated that this test does not require approval under its guidance (IVDMIA-In Vitro Diagnostics Multivariate Index Analysis). Therefore, this test was launched under CLIA guidelines and became available for patients and physicians. In 2007 and 2008, we launched several upgrades of this test (the CA-850, CA-1000, CA-2500 and BAC HD SCAN™). The latest version of the BAC HD SCAN is capable of identifying up to 290 different genetic disorders, including Downs Syndrome (Trisomy 21), Trisomy 18, and Trisomy 13. This test is used for post-natal analysis, pre-natal analysis, the analysis of the products of conception (e.g., pregnancies that terminated spontaneously) to determine if the cause was a recognized genetic abnormality. In 2008, we launched a companion product to the BAC HD SCAN, called the Zoom-in™ array test, which enables a more detailed sequence analysis of a specific genetic aberration.

  ATScan® for the Diagnosis of Autism Spectrum Disorder

        ATScan® array is designed to detect known genomic copy-number variations (or CNVs) associated with Autism Spectrum Disorder (or ASD). While there is considerable debate as to all of the possible causes of ASD, numerous studies have reported that structural changes, in particular, CNVs of specific chromosomal regions, can be involved as predisposition factors. ATScan array, like many of our other diagnostic products, has been updated several times and incorporates the latest genomic information linked to pre-disposition to ASD.

  HemeScan® Hematological Disorders

        Another area of focus for our diagnostic services is cancer. In the United States alone, the American Cancer Society indicates that 1.4 million individuals are diagnosed with cancer annually, and this rate is expected to grow rapidly as the overall population, including the "baby boomer" generation, ages. At any given time in the United States, there are several million living patients that either have cancer or are cancer survivors that are at high risk for recurrence. Patients who are newly diagnosed with cancer require significant levels of care, which includes surgery, hospital stays, examinations, drugs and diagnostics. CMDX has developed and continues to develop a series of products that, through the genetic analysis of blood, tissue or biopsy samples, will provide information to physicians in managing their patients.

        We have launched a family of diagnostic services known as HemeScan®-CLL services, which addresses chronic lymphocytic leukemia (or "CLL"), HemeScan®-ALL services, which addresses acute lymphoblastic leukemia, and HemeScan®-MDS services, which addresses myelodysplastic syndrome. For each of these services, our array-based test is designed to evaluate the underlying genetic aberrations extant in these disorders in order to enable prognosis of the clinical course of the disease. Such information can be then utilized by physicians, in concert with other tests, to make better patient management decisions and recommendations.

        In 2008, we published a number of papers detailing studies comparing data from HemeScan array services with other techniques to evaluate CLL patients. These studies were conducted with collaborators including major cancer centers, such as the MD Anderson Cancer Center in Texas. These studies demonstrated the superiority of HemeScan array services over conventional diagnostic techniques in evaluating patients with CLL.

  HerScan™

        Breast cancer is the most common malignancy in women in the United States. The American Cancer Society estimates that there will be approximately 182,000 new cases of breast cancer in 2008 and about 41,000 women will die from this disease. Recent studies have shown that approximately 21 percent of newly diagnosed breast cancer cases have extra copies of the HER2 gene on chromosome 17 (called HER2-positive), and thus, these patients have a concomitant poor prognosis due to the aggressive disease characteristics conferred by the extra dosage of the HER2 gene product. HER2-positive tumors are likely to respond to the Herceptin drug because it is designed to target the product of the HER2 oncogene. Conversely, it is important to accurately identify patients with normal copy number or loss of the HER2 gene (HER2-negative) because, for these patients, the risks of side effects, including cardiotoxicity, are greater than any potential benefit of the drug.

        In 2008, we launched HerScan™ array services, which is the first BAC CGH array-based test for breast cancer patients. The HerScan test is designed to detect amplification of the HER2 gene in early breast cancer while simultaneously giving clinicians a complete profile of a patient's tumor genome.

        The HerScan test gives pathologists and oncologists an objective measure of the HER2 gene copy number with simultaneous analysis of the entire tumor genome. As a function of the enumeration of the HER2 gene through the HerScan test, patients are assigned to one of four categories of HER2 gene status: amplification, gain, normal, or loss. As part of the validation of the HerScan test, clinical testing was completed on over 100 cases of invasive ductal and invasive lobular carcinomas. The HerScan test accurately and reproducibly determined HER2 status, and in addition, clearly revealed the genomic subtypes previously reported in the publication Cancer Research 64: 8541-8549; 2004. These subtypes include tumors showing gain of chromosome 1q; loss of chromosome 16q; amplification of the c-MYC oncogene on chromosome 8; and loss of the tumor suppressor gene P53 on chromosome 17. These additional markers, which are not simultaneously available by the conventional diagnostic techniques of immuno-histochemistry or fluorescence in-situ hybridization, provide additional relevant information, enabling the clinician to make better patient management decisions and recommendations.

  Prostate Cancer Test

        In the United States, prostate cancer is the second leading cause of death in men and is the most frequently diagnosed cancer in men. The American Cancer Society estimates that there will be approximately 186,000 new cases of prostate cancer in 2008 and about 29,000 men will die from this disease. There are estimated to be approximately two million survivors alive today.

        In 2008, we launched our prostate cancer test, which is designed to determine the aggressiveness of an individual's prostate cancer and provide a complete tumor genome analysis to enable better treatment decisions. This test is based on key peer-reviewed studies that identified several genetic tumor markers that enable a more precise stratification of the risk profile of cancer patients. Our prostate cancer test is comprised of probes for specific genomic loci of which copy number gains and losses have been shown to correlate with risk of recurrence and metastasis in patients post-prostatectomy. These additional probes are a further enhancement of the CMDX solid tumor array platform design, which enables whole-genome tumor profiling, or genomic grading, while also providing information about the copy-number status of specific disease-associated loci.

  Comprehensive Cancer Array (CCA)

        Our Comprehensive Cancer Array test, or "CCA" is a product under development that is being designed to provide an early indication of cancerous growths through the analysis of a blood sample. By not requiring an invasive procedure, we feel that this test can be utilized as a screening product with broad appeal and use. This test is an array-based approach to identify specific nucleic acids that are circulating in the blood and are linked to specific tissues that may have become cancerous.

        Unlike our other oncology diagnostic products, which focus on situations where a cancer has been diagnosed, the CCA is expected to be a screening test that can be utilized at the time of each annual physical exam. The goal for this test is to identify a specific abnormal growth and the organ location of the growth, so that further testing can confirm the cancer. We expect that the use of the product will enable the identification and diagnosis of many cancers, which would ordinarily go undetected until they had advanced to a mature stage, often making them difficult to treat. We expect to continue development of the CCA over the next eighteen to twenty-four months.

        We recently presented preliminary data regarding the development of the CCA, indicating that this test would be able to distinguish individuals that had cancer from those who are cancer-free. This preliminary data focused on prostate, colon, ovarian, breast, and lung cancers. The data also indicated that a methodology to identify the specific organ system where the tumor might reside would be possible upon additional development with larger patient numbers.

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

        Our technology can simultaneously identify hundreds of different microbes (including viruses), determine their ability to cause disease, and discover their characteristics, such as antibiotic resistance. Working with academia, industry, and government laboratories, we are developing assays, arrays and bioinformatics for quickly identifying human, animal, and plant pathogens in a single-assay format. This format and single test eliminates the need for a different test for each disease or threat and eliminates the time lost in developing a new test for each new disease or threat. For disease-control agencies, it should simplify the process, reduce costs, and allow more rapid identification and reaction, all in an environment where delayed diagnosis can equate to increased illness and loss of lives.

        This program is enabled by the electrical characteristics of our array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and our other products utilize these methods as well as electrochemical means, we feel that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components, their corresponding mechanical requirements, as well as their power requirements, we feel that we will be able to build detection systems that will be less expensive, smaller, lighter and portable. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

        Though the initial focus of our government-funded development program is a product for military and homeland security markets, the core technology being developed will be applicable to products in the life sciences, molecular diagnostics, and other human healthcare markets as well. An example of a test that has been developed substantially with government funding is our Influenza A array. This array is designed to identify, specifically and objectively, which strain of Influenza A has infected an individual. This test can be used on animal samples as well as human samples. The array has been validated in collaboration with a World Health Organization laboratory and has been used in collaboration with the U.S. government in monitoring birds that may be infected by Influenza A, including the H5N1 strain that is known commonly as Eurasian Bird Flu.

Our Strategy

  Focusing on High-Growth Markets

        In 2007, we broadened our strategy from selling products and services exclusively to the academic and industrial research and development markets to also include selling products and services into the molecular diagnostic market. We continued this strategy in 2008 and continue to believe that the molecular diagnostic market provides the greatest opportunity for us to benefit individual patients. We also believe that this market offers us the greatest opportunity for growth and value creation and have allocated our resources accordingly.

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

  Protecting and Strengthening Intellectual Property

        Currently, we have six patents issued in the United States, three patents issued in Europe, three patents issued in Australia, one patent issued in Hong Kong, one patent issued in Israel, one patent issued in China, and 84 patent applications pending in the United States, Europe, and elsewhere that, together with our trade secrets, are intended to protect our proprietary technologies in those markets where we operate and where a market for our products and services exists. We plan to build our intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing, and possible acquisitions of complementary technologies. We also plan to pursue patent protection for downstream products created using our proprietary products.

Regulatory Matters

        We sell array products primarily to the biotechnology and academic communities for research applications as well as non-life sciences customers. We also sell molecular diagnostic services in the United States under CLIA guidelines. We do not believe that our initial products require approval from, or are subject to regulation by, the FDA. In October of 2006, the FDA provided its opinion regarding the regulatory nature of our first test in a letter addressed to CMDX. The text of that letter, which can be found on our corporate website at www.combimatrix.com, indicated that the FDA did not believe that CMDX's device, as described to the FDA, met the definition of an In-Vitro Diagnostic Multivariate Index Assay ("IVDMIA") as defined in the Draft Guidance document on IVDMIAs.

        Though we do not believe that our initial products are subject to regulations promulgated by the FDA or by foreign regulatory agencies, future products may require regulatory approval. Additionally, current FDA guidelines may change.

Subsidiaries

        During the second quarter of 2005, we formed a wholly owned subsidiary, CMDX, in order to exploit our array technologies in the field of molecular diagnostics. As of December 31, 2008, CMDX had 25 employees located in Irvine, California.

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

        Substantially all of the components and raw materials used in the manufacture of our products, including semiconductors and reagents, are currently provided from a limited number of sources or, in some cases, from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a materially adverse effect on our ability to manufacture products. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. We utilize non-standard semiconductor manufacturing processes to fabricate the electrode array, of which the electrodes provide a key aspect of the array structure. Although we have a supply agreement in place with the semiconductor wafer manufacturer to ensure availability of the raw materials, the agreement does not guarantee a permanent supply. These non-standard processes are not widely available, and it may be difficult or expensive to obtain sufficient quantities of semiconductor wafers if the current manufacturer changes or discontinues our manufacturing production capability.

Patents and Licenses

        We continue to build our intellectual property portfolio to protect our products in those markets where we operate and where a market for our products and services exists. In the United States, we have been issued six United States patents. Three of these patents (U.S. Patent No. 6,093,302, 6,280,595 and 6,444,111 all of which expire on January 5, 2018) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. These three patents have undergone ex parte reexamination in the United States Patent and Trademark Office, and all claims remain essentially the same as before the reexamination. The fourth United States Patent (U.S. Patent No. 6,456,942 which expires on January 25, 2020) describes and claims a network infrastructure for array synthesis and analysis. Ex parte reexamination of this patent is in progress. The fifth United States Patent (U.S. Patent No. 7,075,187, which expires on November 9, 2021) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. This patent has undergone ex parte reexamination in the United States Patent and Trademark Office, and all claims remain the same as before the reexamination. The sixth United States Patent (U.S. Patent No. 7,323,320, which expires on September 12, 2020) is licensed to Codon Devices. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in Europe (entire EU), Australia, and Taiwan and are pending in the remaining major industrialized markets. We have filed patent applications relating to new methods of, and materials for, electrochemical synthesis and for electrochemical detection, which eliminates the need for optical readers. In total, we have 84 patent applications pending in the United States, Europe, and elsewhere, and 19 of those applications are pending in the United States.

        We seek to protect our corporate identity, products, and services with trademarks and service marks. In addition, our trademark strategy includes protecting the identity and goodwill associated with our products and services. Currently, we have eight registered trademarks (CUSTOMARRAY®, ELECTRASENSE®, HYB AND SEQ®, CMDX®, QUADROCAS®, HEMESCAN®, ATSCAN®, and DESIGN-ON-DEMAND®) in the United States and seven trademarks registered in several foreign jurisdictions.

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

        Our success will depend, in part, upon our ability to obtain patents and maintain adequate protection of our intellectual property in the United States and other countries. If we do not protect our intellectual property adequately, competitors may be able to use our technologies and thereby erode any competitive advantage that we may have over our competition. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States; this lack of protection has resulted in many companies having significant problems in protecting their intellectual proprietary rights abroad. These problems can be caused by the absence of laws, rules, and/or procedures for protecting intellectual property rights. In addition, the laws of foreign jurisdictions, such as the European Union, provide an opportunity for parties to oppose the granting of patents when such patents have claims that may be construed as too broad or significantly beyond the scope of the initial teaching or disclosure in the patent application as filed. Moreover, the laws of the United States provide an opportunity for parties to file for reexamination of issued U.S. Patents; however, only prior art patents and publications can be used as the basis for a reexamination. Reexamination can result in narrowing of some claims and/or invalidation of some or all claims of a patent. With respect to European oppositions, we have been successful in European opposition proceedings against the patents of competitors. The basis for these proceedings has been that these patents have claims that extend beyond the scope of teachings provided in the respective disclosures of the patents. However, there is no assurance that we will continue to be successful in such oppositions.

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

        We also rely upon trade secret protection for our confidential and proprietary information. Additionally, we seek to protect our proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators, and consultants. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. Employees, collaborators, or consultants still may disclose our proprietary information by breaching such agreements. Moreover, we may not be able to meaningfully protect our trade secrets. Furthermore, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets. Finally, former employees may knowingly violate such agreements.

        We cannot assure you that any of our patent applications will (i) result in the issuance of any additional patents, (ii) have priority of invention or filing date over applications of others for the same or similar invention, or (iii) offer protection against our competitors. Furthermore, we cannot assure you that any patent issued to us will not be challenged, invalidated, narrowed in scope, or circumvented in the future or that our intellectual property will provide a competitive advantage. Finally, litigation and the resulting expenditures may be necessary to enforce our intellectual property rights or to determine the enforceability, scope of protection, or validity of the intellectual property rights of others.

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

Research, Development and Engineering

        Our research and development expenses were $4.9 million and $6.0 million for the years ended December 31, 2008 and 2007, respectively. Of these amounts, research and development related non-cash stock compensation charges were $413,000 and $1.2 million for the years ended December 31, 2008 and 2007, respectively. We intend to invest in our proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of our products. We also plan to continue to invest in improving the cost-effectiveness of our products through further automation and improved information technologies. Our future research and development efforts may involve research conducted by us, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

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

        The following is a summary of our most recent contract awards from the U.S. federal government in connection with our biological and chemical array processor technology:

  •
  In July 2008, we executed a six-month, $250,000 contract with the U.S. Department of Defense (or "DoD") for the development of label-free detection techniques using our microarray technology. These detection techniques involve the synthesis of molecules known as "aptamers," which are molecules with unique biological properties. This contract is currently ongoing.

  •
  Also in July 2008, we executed a fifteen-month, $923,000 contract with the DoD to further develop our microarray technologies for a multipathogen detection system. The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time. This contract is currently ongoing.

  •
  In July 2007, we executed a one-year contract with the DoD to further develop our microarray technologies. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.2 million. The primary objective of this contract is to continue development of a multipathogen and chemical detection system based on our microarray technologies. This contract was completed during the third quarter of 2008.

  •
  In March 2007, we executed a one-year contract with the DoD to advance our Influenza Genotyping System. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. The field-deployable system is based on our CustomArray® microarray platform and ElectraSense® detection technologies. This contract was substantially completed during the second quarter of 2008.

  •
  In August 2006, we executed a two-year contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. This contract was completed during the fourth quarter of 2008.

  •
  In February 2006, we were awarded a one-year contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents developed under the previous contracts and grants. Under the terms of the contract, we were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.1 million. This contract was completed during the first quarter of 2007.

        We intend to continue to pursue grants and contracts that complement our research and development efforts.

Employees

        As of December 31, 2008, we had 59 full-time employees, 11 of whom hold a Ph.D. or an M.D. degree and 36 of whom are engaged in either full-time production or research and development activities. We believe that we maintain good relationships with our employees.

Environmental Matters

        Our operations involve the use, transportation, storage and disposal of hazardous substances and as a result, we are subject to environmental and health and safety laws and regulations. The cost of complying with these and any future environmental regulations could be substantial. In addition, if we fail to comply with environmental laws and regulations, or release any hazardous substances into the environment, we could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages or could suffer a curtailment or shut down of our operations.

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

        The charters of our Audit Committee, our Compensation Committee and our Nominating and Governance Committee are available on the Investor Relations section of our website under "Corporate Governance." Also available on that section of our website is our Code of Business Conduct and Ethics, which we expect every employee, officer and director to read, understand and abide by. This information is also available by writing to us at the address on the cover of this report.

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

Risks Related To Our Business

We may not be able to meet our cash requirements beyond September 2009 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

        As of December 31, 2008, we had $9.1 million in cash, cash equivalents and available-for-sale short-term investments, which we anticipate will meet our cash requirements to September 2009. However, in order for us to continue as a going concern beyond that point, we will likely be required to obtain capital from external sources. As a result, the audit opinion on our consolidated financial statements for the year ending December 31, 2008 includes an explanatory paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financial statements included elsewhere in this report.

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

        Our future capital requirements will be substantial and will depend on many factors, including how quickly we commercialize our products, the progress and scope of our collaborative and independent research and development projects, the filing, prosecution, enforcement and defense of patent claims and the need to obtain regulatory approval for certain products in the United States or elsewhere. Changes may occur that would cause our available capital resources to be consumed significantly sooner and more rapidly than we expect.

        We may be unable to raise sufficient additional capital on favorable terms or at all. If we fail to do so, we may have to curtail or cease operations or enter into agreements requiring us to relinquish rights to certain technologies, products, or markets because we will not have the capital necessary to exploit them.

We have a history of losses and expect to incur additional losses in the future.

        We have sustained substantial losses since our inception. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur losses for the foreseeable future.

        To date, we have relied primarily upon selling equity and convertible securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified above that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may suffer.

        We began commercialization of our CustomArray platform in 2004 and our molecular diagnostics services in 2006. Accordingly, we have a limited operating history of generating revenues from products and services. In addition, we are still developing our product and service offerings and you should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

If our stock price declines, this could result in a goodwill impairment.

        Historically, our market value as determined by the trading of our common stock on the Nasdaq stock market exchange has been volatile and on a few occasions during 2007, our market value fell below our book value, though our market value exceeded our book value by approximately $20 million as of December 31, 2008. Should our market value decline below our book value, our goodwill in the amount of $16.9 million as of December 31, 2008 could be impaired.

The recent financial crisis could negatively affect our business, results of operations and financial condition.

        The recent financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies; and increased expense or inability to obtain financing for our operations. We are unable to predict the length or severity that the economic downturn could have on our operations.

Because our business operations are subject to many uncontrollable outside influences, we may not succeed.

        Our business operations are subject to numerous risks from outside influences, including the following:

  •
  Technological advances may make our semiconductor based array technology obsolete or less competitive, and as a result, our revenue and the value of our assets could significantly decrease.

            Our products and services are dependent upon our semiconductor based array technology and our BAC array technology. These array-based technologies compete with conventional arrays that are used for the same purpose. Current array technologies have revolutionized drug discovery and development, and we believe that our array technology provides characteristics, including flexibility, superior cost metrics, and performance, all of which address certain needs of the life sciences market which are not addressed by conventional arrays and offers the latest in technological advances in this area. Our products and services are substantially dependent upon our ability to offer the latest in array technology in the SNP genotyping, gene expression profiling, CGH and proteomic markets. We believe technological advances of conventional arrays are currently being developed by our existing competition and potential new competitors in the market, including Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Baylor College of Medicine, Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Genomic Health, Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Roche Diagnostics GmbH, Sequenom, Inc and Signature Genomics. We also expect to face additional competition from new market entrants and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. If these companies are able to offer technological advances, our products may become less valuable or even obsolete. While we continue to invest resources in research and development to enhance the technology of our products and services, we cannot provide any assurance that our competitors or new competitors will not enter the market with the same or similar technological advances before we are able to do so.

  •
  New environmental regulation may materially increase the net losses of our business.

            Our operations involve the use, transportation, storage and disposal of hazardous substances, and as a result, we are subject to environmental and health and safety laws and regulations. If we were to be found in violation of these laws and regulations, we may face fines or other penalties. Also, any changes in these laws and regulations could increase our compliance costs, and as a result, could materially increase our net losses.

  •
  Our technologies face uncertain market value.

            Our business includes many products, some of which were recently introduced into the market. These technologies and products have not gained widespread market acceptance, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

            Further, we are developing products and services, some of which have not yet been introduced into the market. The level of market acceptance of these technologies, products and services will have a significant impact upon our results of operations, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

  •
  We obtain components and raw materials from a limited number of sources, and the loss or interruption of our supply sources may adversely impact our ability to manufacture our products to meet our existing or future sales targets.

            Substantially all of the components and raw materials used in the manufacture of our products, including semiconductors and reagents, are currently provided from a limited number of sources or, in some cases, from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in significant production delays and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our manufacturing process, could have a material adverse effect on our ability to manufacture products. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all.

        Any one of the foregoing outside influences may cause our company to need additional financing to meet the challenges presented or to compensate for a loss in revenue, and we may not be able to obtain the needed financing on commercially reasonable terms or at all. Further, any one of the foregoing outside influences affecting our business could make it less likely that we will be able to gain acceptance of our array technology by researchers in the pharmaceutical, biotechnology and academic communities.

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

        We have not proven our ability to commercialize products on a large scale. In order to successfully commercialize products on a large scale, we will have to make significant investments, including investments in research and development and testing, to demonstrate their technical benefits and cost-effectiveness. Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit our ability to develop and commercialize our products. For example, our products may be found to be ineffective, unreliable or otherwise unsatisfactory to potential customers. We may experience unforeseen technical complications in the processes we use to develop, manufacture, or receive orders for our products. These complications could materially delay or limit the use of products we attempt to commercialize, substantially increase the anticipated cost of our products, or prevent us from implementing our processes at appropriate quality and scale levels, thereby causing our business to suffer.

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

We have limited experience commercially manufacturing, marketing, or selling any of our potential products and services, and unless we develop these capabilities, we may not be successful.

        Even if we are able to develop our products and services for commercial release on a large scale, we have limited experience in manufacturing our products in the volumes that will be necessary for us to achieve commercial sales and in marketing or selling our products to potential customers. We cannot assure you that we will be able to commercially produce our products on a timely basis, in sufficient quantities, or on commercially reasonable terms.

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

        Our products may not gain market acceptance. In that event, it is unlikely that our business will succeed. Biotechnology and pharmaceutical companies, academic research centers and reference laboratories have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, our technologies are new and unproven. In order to be successful, our products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

  •
  the development of a market for our tools and diagnostic services for the analysis of genetic variation and function, including the study of proteins and other purposes;

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

If third-party payors, such as insurance companies, managed care organizations and Medicare, do not provide reimbursement for our products, the commercial viability of our products may be limited.

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

        The development of our diagnostic products requires access to tissue and blood samples from patients who have the diseases we are addressing. Our clinical development relies on our ability to secure access to these samples, as well as information pertaining to their associated clinical outcomes. Access to samples can be difficult since it may involve multiple levels of approval, complex usage rights and privacy rights, among other issues.

If our current laboratory facility becomes inoperable or loses certification, we will be unable to perform our tests and our business will be harmed.

        Our diagnostic tests are operated out of our CLIA-certified laboratory in Irvine, California. Currently, we do not have a second certified laboratory. Should our only CLIA-certified laboratory be unable to perform tests, for any reason, we may be unable to perform needed diagnostic tests in connection with our product development and our business will be harmed.

Our future success depends on the continued service of our engineering, technical and key management personnel and our ability to identify, hire and retain additional engineering, technical and key management personnel.

        There is intense competition for qualified personnel in our industry, particularly for engineers and senior level management. Loss of the services of, or failure to recruit, engineers or other technical and key management personnel could be significantly detrimental to the group and could adversely affect our business and operating results. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our products and business or to replace engineers or other qualified personnel who may leave the group in the future. Our anticipated growth is expected to place increased demands on our resources and likely will require the addition of new management personnel. An inability to recruit and retain qualified management and employees on commercially reasonable terms would adversely and materially affect our business.

The expansion of our product lines may subject us to regulation by the FDA and foreign regulatory authorities, of which regulation could prevent or delay our introduction of new products.

        If we manufacture, market, or sell any products for any regulated clinical or diagnostic applications, those products will be subject to extensive governmental regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Products that we manufacture, market, or sell for research purposes only currently are not subject to governmental regulations as medical devices or as analyte specific reagents to aid in disease diagnosis. We believe that our success will depend upon commercial sales of improved versions of products, some of which cannot be marketed in the United States and other regulated markets unless and until we obtain clearance or approval from the FDA and our foreign counterparts, as the case may be. Delays or failures in receiving these approvals may limit our ability to benefit from our new products.

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

Our business depends on issued and pending patents, and the loss of any patents or our failure to secure the issuance of patents covering elements of our business processes could materially harm our business and financial condition.

        Our success depends on our ability to protect and exploit our intellectual property. Currently, we have six patents issued in the United States, nine patents granted in Europe, Australia, Taiwan and elsewhere and 84 patent applications pending in the United States, Europe and elsewhere. The patents covering our core technology begin to expire January 5, 2018.

        The patent application process before the United States Patent and Trademark Office and similar agencies in other countries is initially confidential in nature. Patent applications that are filed outside the United States, however, are published approximately eighteen months after filing. Similarly, patent applications that are filed in the United States will be published approximately eighteen months after filing unless the applicant has opted out of publication and will not file any foreign applications on the same invention. Due to the confidential nature of the patent application process, we cannot determine in a timely manner whether patent applications covering technology that competes with our technology have been filed in the United States or foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Considering our patent applications and those of others, some of our patent applications may claim compositions, methods, or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a court. In contrast, in foreign jurisdictions, the first to file on the invention will generally prevail on a priority contest. If we are unsuccessful in these invention ownership proceedings, we could be blocked from further developing, commercializing, or selling products and services that fall under the scope of the claims of the patents that are issued to others. Regardless of the ultimate outcome, this ownership determination process can be time-consuming and expensive.

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

        The patent position of companies developing tools for the biotechnology, pharmaceutical and academic communities, including our patent position, generally are uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our existing patents and any future issued or granted patents we obtain may not be sufficiently broad in scope to prevent others from practicing our technologies or from developing competing products. Also there is a risk that others may independently develop similar or alternative technologies or design around our patented technologies. In addition, others may cause reexamination of our patents in the United States or may oppose our patents in Europe, either of which may result in narrower patent claims or cancellation of some or all of the patent claims. Moreover, our patents may be invalidated during enforcement proceedings or may fail to provide us with any competitive advantage. Enforcing our intellectual property rights may be difficult, costly, and time-consuming and, ultimately, may not be successful.

        We also rely upon trade secret protection of our confidential and proprietary information. While we have taken security measures to protect our proprietary information, these measures may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators, or consultants still may disclose our proprietary information in breach of such agreements, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Any litigation to protect our intellectual property, or any third-party claims of infringement, could divert substantial time and money from our business and could shut down some of our operations.

        Our commercial success depends, in part, on our non-infringement of the patents or proprietary rights of third parties. Many companies developing technology for the biotechnology and pharmaceutical industries use litigation aggressively as a strategy to protect and expand the scope of their intellectual property rights. Accordingly, third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may claim that use of our technologies infringes their current or future patents. We could incur substantial costs defending against such allegations regardless of their merit, and the attention of our management and technical personnel could be diverted while defending ourselves against any of these claims. We may incur the same liabilities in enforcing our patents against others. We have not made any provision in our financial plans for potential intellectual property related litigation, and we may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources.

        If parties making infringement claims against us are successful, they may be able to obtain injunctive or other relief, which effectively could block our ability to further develop, commercialize, and sell products and/or services, and could result in the award of substantial damages against us. If we are unsuccessful in protecting and expanding the scope of our intellectual property rights, our competitors may be able to develop, commercialize, and sell products and/or services that compete against us using similar technologies or obtain patents that could effectively block our ability to further develop, commercialize, and sell our products and/or services. In the event of a successful claim of infringement against us, we may be required to pay substantial damages and either discontinue those aspects of our business involving the technology upon which we infringed or obtain one or more licenses from third parties. While we may license additional technology in the future, we may not be able to obtain these licenses at a reasonable cost, or at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products, and such attempts may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing available products and/or services.

We could face substantial liabilities if we are sued for product liability.

        Product liability claims could be filed by someone alleging that our product failed to perform as claimed. We may also be subject to liability for errors in the performance of our tests. Such product liability and related claims could be substantial. Though we believe we carry sufficient liability insurance, defense of such claims could be time consuming and expensive and could result in damages that are not covered by our insurance.

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

As a public company, we are subject to complex legal and accounting requirements that will require us to incur substantial expense and will expose us to risk of non-compliance.

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

        Genetic testing has raised ethical issues regarding privacy and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Similarly, such concerns may lead individuals to refuse to use genetics tests even if permissible. Any of these scenarios could reduce the potential markets for our molecular diagnostic products, of which reduction could have a material adverse effect on our business.

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

  •
  supply, manufacturing, or distribution disruptions or other similar problems;

  •
  proposed laws regulating participants in the biotechnology industry;

  •
  developments in relationships with collaborative partners or customers;

  •
  our failure to meet or exceed securities analysts' expectations of our financial results; or

  •
  a change in financial estimates or securities analysts' recommendations.

        In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, all of which could materially harm the business and financial results of our business.

While warrants to purchase our common stock are outstanding, it may be more difficult to raise additional equity capital.

        As of December 31, 2008, there were outstanding warrants to purchase approximately 2.6 million shares of our common stock. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations, or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

Rights associated with previously issued securities and restrictions on new issuances of securities by us may adversely affect our ability to sell additional securities and raise needed capital on commercially reasonable terms.

        Rights associated with previously issued securities and restrictions on new issuances of securities may prevent us from selling additional securities and raise needed capital on commercially reasonable terms. For example, our agreements with YA Global Investments, LP ("YA") generally prevent us from selling more than $10 million of common stock (or securities convertible into common stock) at less than fair market value. The agreements also give YA a right until July 10, 2009 to purchase up to 25% of future offerings of stock by us, with certain limited exclusions. These rights and restrictions may affect our ability to sell additional securities on commercially reasonable terms when and as additional capital is needed, all of which would materially and adversely impact our business operations and financial condition.

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

We may fail to meet market expectations because of fluctuations in our quarterly operating results, all of which could cause our stock price to decline.

        Our revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that, in future periods, our revenues could fall below the expectations of securities analysts or investors, all of which could cause the market price of our stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

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

        We anticipate significant fixed expenses due in part to our need to continue to invest in product development. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, all of which would harm our operating results for that period. As a result of these fluctuations, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of our future performance.

Risks Related To Our Split-Off From Acacia Research Corporation

As a result of the redemption of AR-CombiMatrix stock for our common stock, we may be subject to certain tax liabilities under the Internal Revenue Code.

        The distribution of our common stock in the Split-Off was intended to be tax-free to Acacia, its shareholders and to us under Sections 368 and 355 of the United States Internal Revenue Code (the "Code"). If, under future examination by the U.S. Internal Revenue Service (or "IRS") or other parties, the distribution fails to qualify for tax-free treatment under Sections 355 and 368 of the Code, corporate tax could be payable based upon the difference between the aggregate fair market value of our common stock at the time of the distribution over Acacia's tax basis for such stock. We estimate the amount of such tax would be minimal because the tax basis in such stock held by Acacia as of the Redemption Date exceeded the fair market value of our stock.

        The corporate level tax would be payable by Acacia, but in certain circumstances, we may be required to indemnify Acacia for such taxes pursuant to a tax allocation agreement entered into between us and Acacia prior to the Split-Off. In addition, under the Code's consolidated return regulations, each member of the Acacia consolidated group, including CombiMatrix Corporation (prior to the Split-Off), will be severally liable for these tax liabilities following the Split-Off. We have agreed to indemnify Acacia for any tax liabilities if the liabilities result from certain actions taken by us or from the Split-Off.

        We received a private letter ruling from the IRS to the effect that, among other things, the Split-Off would be tax free to Acacia and the holders of AR-Acacia Technologies stock and AR-CombiMatrix stock under Sections 368 and 355 of the Code. The private letter ruling, while binding upon the IRS, was based upon factual representations and assumptions made in the ruling request. The IRS could modify or revoke the private letter ruling retroactively if the factual representations and assumptions in the request were materially incomplete or untrue or the facts upon which the private letter ruling was based were materially different from the facts at the time of the Split-Off.

        We have received an opinion of counsel to the effect that the distribution will qualify under those portions of Sections 355 of the Internal Revenue Code that the IRS did not otherwise rule upon in the private letter ruling. However, in rendering the opinion, counsel relied upon certain representations by Acacia and us. We are not aware of any facts or circumstances that would cause any of those representations to be untrue. Nonetheless, if the redemption is taxable to Acacia as a result of representations being untrue where those representations relate to an action or omission by us and occurs after the Split-Off, we must indemnify Acacia for any resulting tax-related liabilities. Likewise, if the Split-Off is taxable to us as a result of representations being untrue where those representations relate to an action or omission by Acacia and occurs after the Split-Off, then Acacia must indemnify us for any resulting tax-related liabilities.

Delaware law, our charter documents and the indemnity provisions under the tax allocation agreement between CombiMatrix and Acacia contain provisions that could discourage or prevent a potential takeover of CombiMatrix where such a takeover might otherwise result in our shareholders receiving a premium over the market price of their shares.

        Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors.

        These provisions could have the effect of delaying, deferring or preventing a change in control of the Company, all of which may adversely affect the ability of our shareholders to receive a premium price for their stock, discourage others from making tender offers for the Company's shares, lower the market price of the Company's stock, or impede the ability of the Company's shareholders to change the Company's management, even if such changes would be beneficial to these shareholders.

We may not be able to engage in desirable strategic transactions and equity issuances following the Split-Off.

        Under Section 355(e) of the Code, Acacia will recognize taxable gain on the separation if there are one or more acquisitions of our stock representing 50% or more of CombiMatrix stock (including either AR-CombiMatrix stock prior to the Redemption Date, or common stock of CombiMatrix Corporation following the Redemption Date) or AR-Acacia Technologies stock, measured by vote or value, and the stock acquisitions are found to be part of a plan or series of related transactions that includes the Split-Off. Our ability to issue additional equity or engage in other strategic transactions may be constrained because the issuance or acquisition of additional capital stock may cause the separation to be taxable to Acacia, and under the tax allocation agreement, we would be required to indemnify Acacia against that tax.

        In addition, substantial uncertainty exists on the scope of Section 355(e) and we may undertake future transactions, which may cause Section 355(e) to apply to the Split-Off based upon future IRS interpretations of the scope of Section 355(e) that we cannot anticipate at this time. Accordingly, we cannot be certain that we will not be liable for taxes as a result of the redemption.

We may be subject to certain tax liability under the Internal Revenue Code for actions taken by us following the Split-Off.

        Tax consequences of Section 355(e) of the Code may apply if 50% or more of Acacia's stock or CombiMatrix's common stock, by vote or value, is acquired by one or more persons, other than the holders of AR-CombiMatrix stock who receive the common stock of CombiMatrix Corporation in the Split-Off, acting pursuant to a plan or a series of related transactions that includes the Split-Off. Any shares of Acacia stock or the common stock of CombiMatrix Corporation acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the Split-Off from failing to qualify under Section 355 of the Code, we have agreed that, until two years after the Redemption Date, we will not take any of the following actions, unless prior to taking such action, we have obtained (and provided to Acacia) a written opinion of tax counsel or a ruling from the IRS to the effect that such action will not cause the redemption to be taxable to Acacia:

  •
  merge or consolidate with another corporation;

  •
  liquidate or partially liquidate;

  •
  sell or transfer all or substantially all of its assets;

  •
  redeem or repurchase its stock (except in certain limited circumstances); or

  •
  take any other action, which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Acacia and CombiMatrix may be required to indemnify the other for tax liability resulting from the Split-Off, of which indemnity may interfere with both companies' ability to engage in desirable strategic transactions and issue their equity securities.

        If Section 355(e) applies to the Split-Off because of some action or omission by Acacia or by us, then either party must indemnify the other for any resulting tax-related liabilities if they occur. We will have to indemnify Acacia if the redemption becomes taxable to Acacia by failing to qualify under Section 355 of the Code or from the application of Section 355(e) of the Code as a result of these or any other transactions that we undertake after the Split-Off. In the event that we are liable for such taxes, the payment could have a substantial and material adverse effect on our business, financial position and results of operations. Further, if the Split-Off becomes taxable to Acacia by failing to qualify under Section 355 of the Code or from the application of Section 355(e) of the Code as a result of these or any other transactions that Acacia undertakes before or after the Split-Off, then Acacia will be liable for such taxes without recourse against us. This obligation may discourage, delay, or prevent a merger, change of control, or other strategic or capital raising transactions involving our common stock, our future outstanding equity or our issuance of other equity securities. If we cannot engage in equity financing transactions because of these constraints, we may not be able to fund the working capital, capital expenditure and research and development requirements, as well as to make other investments. As a result, our business may be harmed.

CombiMatrix and its shareholders could have federal income tax liabilities if the tax ruling was revoked.

        If, upon future examination, the Split-Off were not to qualify under Section 355 of the Code, then each owner of the previous AR-CombiMatrix common stock who received shares of our common stock at the Redemption Date would be treated as if such shareholder received a taxable payment in exchange for his or her AR-CombiMatrix stock. The payment would be taxable as short-term or long-term capital gains, provided that the AR-CombiMatrix stock was held by the holder as a capital asset on the date of the payment. Capital gains are long-term if the AR-CombiMatrix stock was held for more than twelve months at the Redemption Date. For individuals, the maximum federal income tax rate applicable to long-term capital gains is generally 15%. The amount of capital gain or loss would equal the difference between the shareholder's adjusted tax basis in his or her AR-CombiMatrix stock and the fair market value of the common stock of our company received by the shareholder on the Redemption Date.

Our separation agreements with Acacia require us to assume the past, present and future liabilities related to our business and may be less favorable to us than if they had been negotiated with unaffiliated third parties.

        We have negotiated and entered into our separation agreements with Acacia at a time when we were a wholly owned subsidiary of Acacia and they were our only shareholder. Had these agreements been negotiated with unaffiliated third parties, they might have been more favorable to us. Pursuant to the terms of these agreements, we have agreed to indemnify Acacia for, among other matters, all past, present and future liabilities related to our business, and we have assumed these liabilities under the separation agreements. The past, present and future liabilities assumed by us are the same as those previously allocated to us prior to the Split-Off and reflected in our consolidated financial statements included in this report and disclosed by us in previous filings with the SEC as well as by Acacia. Nonetheless, the allocation of assets and liabilities between Acacia and us may not reflect the allocation that would have been reached between two unaffiliated parties.

Holders of terminated AR-CombiMatrix stock options could claim that the Split-Off was not a change in control as defined in the stock option plans and as a result, we may be required to defend against claims.

        The Acacia board of directors, acting as administrator of the CombiMatrix Corporation 1998 Stock Option Plan, the CombiMatrix 2000 Stock Award Plan, and the 2002 CombiMatrix Stock Incentive Plan (the "Prior Plans"), determined that the Split-Off was a "change in control" as defined under the plans and as a result of the change in control, all the outstanding options under those Prior Plans became fully vested on the Redemption Date and were ultimately terminated, though the option holders did receive approximately 40-days written notice prior to the Redemption Date and termination of their options. The Acacia board exercised authority to make such determination without consent of the option holders. If an option holder under a Prior Plan claims that the Split-Off did not constitute a change in control as defined in the Prior Plans, then we may be required to defend against such claims. Potential damages would be the difference between the exercise price under such options and the fair market value of our common stock subsequent to the Redemption Date, assuming that our common stock will appreciate from current levels and exceed the exercise price of the options, and also assuming the options would not have expired under their original terms. As of the Redemption Date, there were approximately 750,000 (adjusted for the Redemption Ratio) AR-CombiMatrix stock options outstanding under the Prior Plans with a weighted average exercise price of $56.70 (adjusted for the Redemption Ratio), and none of these options were "in the money" as of the date of this filing. While we cannot guaranty that an option holder will not bring a claim, we do not believe that such claims are likely, and we do not believe that the potential damages from any such claims are significant.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and laboratory space of approximately 31,000 square feet in Mukilteo, Washington, under a lease agreement that expires in October 2010. We also lease approximately 7,000 square feet in Irvine, California under a lease agreement that expires in January 2010. Management is currently reviewing a number of leasing options for its Irvine facilities.

Item 3.    LEGAL PROCEEDINGS

        In September of 2005, Ms. Jennifer Dent and Mr. Michael Strathmann (collectively, "Plaintiffs"), who are a married couple and are both former employees of the Company, filed a complaint against the Company asserting claims arising out of the resignation of their employment with CombiMatrix and were seeking alleged unpaid bonuses and sales commissions. They also raised other claims regarding certain intellectual property rights. We believe that these claims are without merit and have vigorously defended against them. We asserted intellectual property counterclaims against Mr. Strathmann and asked for certain injunctive relief and damages based on those counterclaims. A trial was held and concluded at the King County Superior Court of Washington (the "State Court") during 2008. In a victory for the Company, the State Court issued findings and conclusions in May 2008 in which the State Court found that CombiMatrix did not owe Plaintiffs any monetary damages. The State Court found that Mr. Strathmann held certain intellectual property rights; however, we believe that those rights do not materially impact our intellectual property portfolio or freedom to operate with respect to our current and planned products and services. The State Court entered its final judgment on November 3, 2008 and neither party filed motions for appeal. In a response to a motion by the Plaintiffs, the State Court ordered the Company to reimburse Plaintiffs' attorneys fees in the amount of approximately $18,000, which we have subsequently paid, thus concluding this matter.

        In April of 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), seeking reimbursement of litigation and settlement costs for a prior lawsuit, pursuant to our directors' and officers' insurance policy with National Union. A trial was held and concluded during the fourth quarter of 2007. In March 2008, the U.S. District Court for the Central District of California (the "Federal Court") issued its judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union (the "Judgment"). In accordance with the distribution agreement entered into between Acacia and us prior to the Split-Off, all proceeds from the lawsuit will be paid to us. In April 2008, the Federal Court awarded us an additional $3.6 million in attorneys' fees and litigation costs, thereby increasing the overall award to $35.7 million. This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid. National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal. The Federal Court has required, and National Union has posted, an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges. The appellate bond will remain in place until the appeal process is concluded.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At an annual meeting of the Company's shareholders on June 10, 2008, the shareholders re-elected John H. Abeles, M.D., Thomas B. Akin, Brooke P. Anderson, Ph.D., F. Rigdon Currie, and Amit Kumar, Ph.D. to serve until the 2009 Annual Meeting of Shareholders and until their successors have been elected and qualified. The shareholders also approved an amendment to the Amended and Restated Certificate of Incorporation reducing the number of authorized shares to 25,000,000 shares of common stock and 5,000,000 shares of preferred stock. Approximately 73% of outstanding votable shares were represented in person or by proxy at the meeting. The voting results for each matter were as follows:

  Proposal No. 1: Election of Directors

Director	For	Withheld
John H. Abeles. M.D.	4,368,258	37,217
Thomas B. Akin	4,369,735	35,740
Brooke P. Anderson, Ph.D.	4,358,190	47,285
F. Rigdon Currie	4,368,148	37,327
Amit Kumar, Ph.D.	4,357,719	47,756

  Proposal No. 2: To approve an amendment to the Amended and Restated Certificate of Incorporation reducing the number of authorized shares to 25,000,000 shares of common stock and 5,000,000 shares of preferred stock.

For	Against	Abstain	Non Votes
4,330,100	45,180	30,195	0

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

        The following table sets forth, for the periods indicated, the high and low quarterly sales prices of our common stock as quoted on the NASDAQ stock market. For comparability purposes, per share amounts prior to the Redemption Date have been adjusted for the Redemption Ratio.

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$14.88	$16.38	$11.27	$11.60	$7.63	$6.90	$7.90	$8.40
Low	$4.73	$9.50	$9.02	$7.03	$5.53	$4.59	$5.20	$6.00

        As of March 13, 2009, there were 44 holders of record of our common stock, one of which is Cede & Co., a nominee for the Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	1,601,775	$7.41	6,635,964
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	1,601,775	$7.41	6,635,964

(1)
Our 2006 CombiMatrix Stock Incentive Plan as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors,

  officers, employees and consultants. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year; in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed thirty million shares. Refer to Note 15 to our consolidated financial statements.

Item 6.    SELECTED FINANCIAL DATA

        Not required for smaller reporting companies.

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

General

        We are a diversified biotechnology business that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology and defense and homeland security markets, as well as in other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce user-defined, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense, or "DoD" and other strategic partners.

        CombiMatrix Molecular Diagnostics, Inc., or "CMDX," our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis. CMDX functions primarily as a diagnostics reference laboratory.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.

Prior Relationship With Acacia Research Corporation

        We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation, or "Acacia." On the same date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock (i.e., AR-CombiMatrix stock and AR-Acacia Technologies stock) and divided its existing Acacia common stock into shares of the two new classes of common stock. The AR-CombiMatrix stock was intended to reflect separately the performance of the CombiMatrix Corporation and its subsidiaries, referred to as the "CombiMatrix group," whereas the AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia's technology business, referred to as "Acacia Technologies group."

        In December 2006, we filed a registration statement on Form S-1 with the SEC to register our common stock in order to affect a split-off of our Company from Acacia by redeeming shares of existing AR-CombiMatrix common stock with our common stock. The Form S-1 was declared effective by the SEC on June 8, 2007 and on August 15, 2007 (the "Redemption Date"), each one (1) share of our common stock was issued in exchange for every ten (10) shares AR-CombiMatrix common issued and outstanding on August 15, 2007 (the "Redemption Ratio"). Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio. Since the Redemption Date, we are no longer a subsidiary or an affiliate of Acacia, and the holders of AR-CombiMatrix became the shareholders of our company. Our common stock currently trades on the NASDAQ Global Market under the symbol "CBMX."

Liquidity

        At December 31, 2008, we had cash, cash equivalents and available-for-sale securities of $9.1 million. As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet our cash requirements to September 2009. In order for us to continue as a going concern beyond that point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved. The issuance of additional equity securities may also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, of which reduction could jeopardize the future strategic initiatives and business plans of our company. See the Liquidity and Capital Resources section below as well as Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

        The 2007 consolidated financial statements include allocations of certain Acacia corporate expenses through the Redemption Date, including governance, legal, accounting, insurance services, treasury and other Acacia corporate and infrastructure costs. The expense allocations were determined on bases that we determined with Acacia to be a reasonable reflection of the utilization of services provided or the benefit received by us and are discussed in more detail below.

Overview Of Recent Business Activities

        During 2008, our business activities were driven by activities in several strategic areas. First, we executed two new development contracts with the DoD totaling $1.2 million to be recognized through 2009. Additional appropriations for CombiMatrix of up to $2.0 million were included in the 2009 U.S. Defense Appropriations Bill for the U.S. military, and contracts related to these appropriations are expected to be executed during 2009. Our diagnostics subsidiary, CMDX, launched several new diagnostic services using its Constitutional Genetic Array Test, or CGAT, during the year, including the HerScan™ and ProScan™ tests for assessment of newly diagnosed breast cancer and prostate cancer, respectively, as well as launching updates and improvements to several of its existing tests including its HemeScan™, ATScan™ and BAC HD Scan™ tests. In October 2008, we announced the development of our cancer screen diagnostic test, which we expect to develop over the next eighteen to twenty-four months. In March 2008, the United States District Court for the Central District of California (the "Federal Court") issued a judgment in favor of CombiMatrix in the amount of $32.1 million (the "Judgment") to be paid by National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), and later increased the award to $39.2 million for attorneys' fees, litigation costs and accrued interest. The Judgment is related to a lawsuit that we brought against National Union, our directors' and officers' insurance carrier, for failing to cover

CombiMatrix for litigation and settlement costs incurred by us in defending a prior lawsuit that was settled in 2002. National Union has appealed the Judgment, and we intend to vigorously defend against their appeal. Finally, in July 2008, we received $10 million in gross proceeds from selling a secured convertible debenture and warrants to a single institutional investor. Historically, we have relied primarily upon investing and financing activities to fund operating activities. Our net proceeds from investing and financing activities in 2008 were consistent with prior years and at December 31, 2008, our cash and cash equivalent balances, including anticipated cash flows from future operations and other existing sources of credit are not considered to be sufficient to meet our operating capital requirements beyond September 2009. We will continue to seek additional sources of capital including the issuance of debt and/or equity securities.

        During 2007, our business activities were driven by the execution of a development contract with the DoD totaling $2.2 million to be recognized through 2008. Our diagnostics subsidiary, CMDX, launched several new diagnostic services using its Constitutional Genetic Array Test, or CGAT, during the year, including its HemeScan test for myelodysplastic syndromes and acute lymphoblastic leukemia, as well as launching its new ATScan test for the detection of Autism Spectrum Disorder. In May 2007, Acacia completed a registered direct offering of its AR-CombiMatrix common stock with proceeds of $5.0 million allocated to us. As discussed elsewhere, our split-off from Acacia was completed in August of 2007 and our common stock began trading on NASDAQ under the symbol, "CBMX."

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

  •
  fair value measurements;

  •
  accounting for derivatives embedded in certain debt securities;

  •
  accounting for income taxes; and

  •
  valuation of long-lived and intangible assets and goodwill.

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

        Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin ("ARB") No. 43, "Government Contracts," and related pronouncements, such as Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to the total estimated contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

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

  Fair Value Measurements

        We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which applies to certain accounting standards that require or permit fair value measurements, on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those recognized or disclosed at least annually. Therefore, we have adopted the provision of SFAS 157 with respect to financial assets and liabilities only.

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

        Management judgment is required in determining which fair value hierarchy should be used in valuing assets and liabilities on a recurring and non-recurring basis. Also, with respect to Level 3 valuations, management judgment is required in determining the assumptions and valuation methods to be used. If actual results differ from these estimates, the future impact on our consolidated financial position and results of operations could be material.

  Derivatives Embedded in Certain Debt Securities

        We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and related guidance. Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized in as other income (expense) in the consolidated statements of operations in the period of change. Management judgment is required in identifying derivative instruments and whether or not such instruments should be separated and valued separately from the host contracts based upon interpretations of existing accounting literature. Also, management judgment is required in determining the assumptions and valuation methods to be used for separated derivatives. If actual results differ from these estimates, the future impact on our consolidated financial position and results of operations could be material.

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

        Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. After consideration of our deferred tax liabilities, we have recorded a full valuation allowance against our deferred tax assets, which amounted to $54.7 million and $49.6 million as of December 31, 2008 and 2007, respectively, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In our estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. If actual results differ from these estimates or if we adjust these estimates because we believe we would be able to realize these deferred tax assets in the future, then an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

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

        We review long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

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

Results of Operations

  Revenues and Cost of Revenues (In thousands)

	For the Years Ended December 31,
	2008	2007
Government contracts	$2,718	$2,706
Cost of government contracts	(2,625)	(2,572)
Products	1,603	2,463
Cost of products	(750)	(1,016)
Services	1,694	611
Cost of services	(985)	(252)
Collaboration agreements	248	249

        Government Contracts and Cost of Government Contract Revenues.    Our government contract revenues reflect the ongoing performance of our electrochemical detection, label-free and multipathogen detection contracts as well as our microfluidics and influenza genotyping contracts with the DoD for the years presented. Changes in the number of contracts underway coupled with changes in the underlying contract activity contributes to the overall increase or decrease in government contracts revenue from year to year. The changes in contract activity also contribute to the change in government contract costs for the years presented. See Note 12 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the years presented. DoD contract activity was essentially flat for the years ended December 31, 2008 and 2007. As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

        Products and Cost of Products.    Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware. Product revenues decreased for the year ended December 31, 2008 compared to 2007 due primarily to lower DNA synthesizer instrument and microarray reader sales. As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead are relying more on our product distribution and manufacturing agreements with various third party distributors for sales generation of our suite of CustomArray products into the research and development markets. As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of our distributors. Product sales from CMDX were $127,000 and $26,000 for the years ended December 31, 2008 and 2007, respectively. Cost of products includes materials, labor and allocations for manufacturing overhead, as well as non-cash stock compensation expense charges, which were $11,000 and $31,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in product cost of sales was commensurate with the decrease in overall product revenues.

        Services and Cost of Services.    Services revenues are comprised primarily of diagnostic lab services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers. Diagnostic services revenues from CMDX were $1.6 million and $415,000 for the years ended December 31, 2008 and 2007, respectively. These revenues have increased due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic services provided by CMDX, which is due primarily to increased sales and marketing efforts at CMDX during 2008 and 2007. Cost of services includes materials, labor and allocations for manufacturing overhead, as well as non-cash stock compensation expense charges, which were $24,000 and $4,000 for the years ended December 31, 2008 and 2007, respectively. The increase in cost of services was commensurate with the increase in overall services revenues.

  Operating Expenses (In thousands)

	For the Years Ended December 31,
	2008	2007
Research and development expenses	$4,913	$6,022

        Research and Development Expenses.    The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX. In addition, research and development expenses include $413,000 and $1.2 million for the years ended December 31, 2008 and 2007, respectively, of non-cash stock compensation expense. Due to one-time stock compensation charges incurred during 2007 as a result from our split-off from Acacia, these expenses decreased during 2008.

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

	For the Years Ended December 31,
	2008	2007
Marketing, general and administrative expenses	$9,220	$9,458
Patent amortization and royalties	1,410	1,332
Equity in loss of investee	1,029	1,021

        Marketing, General and Administrative Expenses.    The decrease in marketing, general and administrative expenses was due primarily to a decrease in legal, accounting and other professional fees, which were higher in 2007 due to our split-off from Acacia. Also, facilities-related costs were reduced in 2008 as a result of our February 2007 lease amendment that significantly reduced our office space and lease rates at our Mukilteo, Washington location. Partially offsetting these reductions was an increase to sales and marketing costs incurred at CMDX resulting from continued expansion of our sales efforts at this location. In addition, marketing, general and administrative expenses include non-cash stock compensation charges, which were $2.0 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. Despite the inclusion of a one-time charge of $560,000 incurred during the third quarter of 2007 from unvested AR-CombiMatrix stock options that became fully vested on the Redemption Date as a result of the split-off of CombiMatrix from Acacia, marketing, general and administrative-related stock compensation expense increased in 2008 compared to 2007 due to additional stock option awards granted to officers and administrative staff subsequent to the Redemption Date. For the years ended December 31, 2008 and 2007, marketing, general and administrative expenses included allocated corporate overhead charges from Acacia of zero and $102,000, respectively.

        We currently lease office and laboratory space of approximately 31,000 square feet in Mukilteo, Washington, under a lease agreement that expires in October 2010. We also lease approximately 7,000 square feet of office and laboratory facilities in Irvine, California, under a lease agreement that expires in January 2010. We estimate that our total payments under the operating leases will be $545,000 in 2009.

        Patent Amortization and Royalties.    Patent amortization of $1.1 million for the years presented relates to the amortization of our patents recognized from step acquisitions of CombiMatrix Corporation by Acacia in 2000 and 2002, which are being amortized over a weighted average useful life of approximately 8 years. For the years ended December 31, 2008 and 2007, royalties expense of $155,000 and $121,000, respectively, relate to our September 2002 settlement agreement with Nanogen, Inc., and are equal to 12.5% of payments made to us from sales of certain products to customers that were developed by us based on the patents that had been in dispute in the litigation with Nanogen, Inc. prior to settlement.

        Equity in Loss of Investee.    During 2008 and 2007, we owned 33% of Leuchemix Inc. (or "Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. Our equity in the losses of Leuchemix were flat for the years ended December 31, 2008 compared to 2007, due primarily to consistent operating expenses incurred by Leuchemix.

  Other Non-Operating Items

        Interest Income.    Interest income decreased due to lower average cash and investment balances coupled with lower market interest rates during 2008 compared to 2007.

        Interest Expense.    Since July 2008, we have incurred interest expense charges from a $10.0 million secured convertible debenture, which accrues interest at an annual rate of 10%. Interest expense also includes amortization of the $2.9 million of debt discount recognized from issuance of the secured convertible debenture and warrants, using the effective interest method.

        Derivative Gains.    For the year ended December 31, 2008, derivative gains totaling $301,000 represent the net benefit recognized from mark-to-market adjustments to the embedded derivatives of the secured convertible debenture.

        Prior to the Redemption, the outstanding AR-CombiMatrix stock purchase warrants were classified as long-term liabilities due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liabilities are reflected in the consolidated statements of operations, which resulted in non-cash benefits of $2.5 million for 2007. On the Redemption Date, all outstanding warrants to purchase AR-CombiMatrix common stock became exercisable in CombiMatrix common stock, which is not subject to the redemption provisions that required liability classification of the warrants prior to the Redemption Date. In accordance with EITF 00-19 and related guidance, the fair value of the warrants as of the close of trading on August 14, 2007 (the last day that the warrants were exercisable in AR-CombiMatrix common stock) of $9.1 million was classified to additional paid-in capital. We do not expect to incur additional warrant gains or charges in the future for our existing common stock purchase warrants. However, the issuance of warrants in future equity financings, should they occur, may be required to be classified as long-term liabilities subject to fair value adjustments.

Inflation

        Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

        At December 31, 2008, cash, cash equivalents and available-for-sale short-term investments totaled $9.1 million, compared to $8.2 million at December 31, 2007. Working capital was $7.6 million at December 31, 2008, compared to $6.9 million at December 31, 2007. Working capital increased as of December 31, 2008 primarily due to overall increases in cash, cash equivalents and available-for-sale investment balances compared to December 31, 2007. Cash balances increased during 2008 due primarily to financing transactions discussed below that were executed in 2008.

        The change in cash and cash equivalents for the years ended December 31, 2008 and 2007 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$(10,393)	$(11,426)
Investing activities	4,318	512
Financing activities	11,340	5,399

Increase (decrease) in cash and cash equivalents	$5,265	$(5,515)

        Operating Activities.    The decrease in net cash used in operations was due primarily to an increase in cash receipts from customers, which totaled $5.6 million in 2008 compared to $4.6 million in 2007. The primary reason for the increase in cash receipts from customers was due to increased cash receipts from CustomArray and diagnostics customers, which totaled $2.9 million in 2008 compared to $2.1 million in 2007. Cash collections from our government contract billings were $2.7 million in 2008 compared to $2.5 million in 2007. Total cash outflows were $16.1 million in both 2008 and 2007.

        Investing Activities.    The change in net cash flows from investing activities for all years presented was due primarily to our ongoing short-term cash management activities and changes in short-term investments in connection with certain financing activities discussed below. Fixed asset purchases were $62,000 and $109,000 in 2008 and 2007, respectively.

        Financing Activities.    The increase in net cash flows from financing activities was due primarily to the sale of a $10.0 million secured convertible debenture in July 2008 for $9.8 million (net of issuance costs), credit line borrowings of $808,000 in May 2008 and proceeds of $808,000 from the exercise of common stock warrants and options during 2008, versus the completion of a registered direct offering of AR-CombiMatrix common stock in May 2007 for $5.0 million as well as the exercise of AR-CombiMatrix common stock warrants totaling $369,000 during 2007. Financing activities during 2008 and 2007 were as follows:

  •
  On July 10, 2008, we issued to YA Global Investments, L.P. ("YA"): (i) a secured convertible debenture (the "Debenture") with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a fixed conversion price of $11.87 per share; and (ii) warrants (the "Warrants") to purchase up to 336,984 shares of our common stock. The Debenture is due on the earlier of July 10, 2010 (the "Term") or within four months after our receipt of payment of settlement or judgment proceeds from National Union in accordance with the Judgment issued by the Federal Court earlier in 2008. The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008. We have the right to force conversion of the Debenture into our common stock if the volume- weighted average price (or "VWAP") of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions. We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions. Prepayment penalties range between 0% and 10% of the principal amount due, depending when the cash redemption occurs during the Term. The number of shares issuable upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we were to issue common stock at a price lower than the $11.87 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we had failed to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008. Based on our annual revenues for the year ended December 31, 2008 of $6.2 million, this contingency has expired. The Debenture is secured by the Judgment as well as our intellectual property. The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65. We have the right to call the Warrants, but only if the VWAP of our common stock is at or greater than 130% of the Warrants' exercise price for at least twenty consecutive trading days, among other conditions. During the third quarter of 2008, we registered 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants on Form S-3 with the SEC. As of December 31, 2008, YA had converted $1.5 million of the Debenture into common stock.

  •
  On May 9, 2008 and pursuant to a Loan Management Account agreement (the "LMA") with a financial institution (the "Lender"), we borrowed $808,000 from the Lender, secured by cash and investments held in an investment account with the Lender. The LMA is similar to a revolving line of credit borrowing facility. The LMA provides that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR (resulting in a rate of approximately 1.5% at December 31, 2008). The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million. The LMA has no stated maturity for the principal and interest amounts borrowed by us. However, the Lender does have the ability under the terms of the LMA to call in the principal amount of the borrowings at any time.

  •
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

        Future Liquidity.    We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. We believe that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements to September 2009.

        In order for us to continue as a going concern beyond September 2009, we will be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray™ products and services. Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional diagnostics products and services necessary to grow and sustain its operations to eventually achieve profitability. The anticipation that we will be required to obtain additional financing in the foreseeable future raises substantial doubt about our ability to continue as a going concern beyond September 2009. In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in overhead costs as well as research and development costs that are not considered strategically vital to our business. Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

        Auction Rate Securities.    At December 31, 2008 and 2007, our available-for-sale investments included $1.5 million and $3.4 million, respectively, of auction rate securities ("ARS") at par value. Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days. However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS experienced multiple failed auctions during 2008. Prior to mid-February, we sold $1.5 million of our ARS at par value. Of the remaining $1.9 million held in ARS, $900,000 were issued by a state student-loan lending organization, carried an A2/A rating and were insured by the Federal Family Education Loan Program. The remaining $975,000 of ARS were AAA-rated auction market preferred stock ("AMPS") issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS.

During the fourth quarter of 2008, one of the issuers of our holdings in AMPS redeemed $350,000 at par value, bringing the total amount of ARS held by us as of December 31, 2008 to $1.5 million. On January 2, 2009, all of our remaining ARS were liquidated at par value.

        From mid-February 2008 through the third quarter of 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows. Since these inputs were not observable, they were classified as Level 3 inputs under SFAS 157. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $166,000 through the period ended September 30, 2008. However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses of $166,000 and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

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

  •
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

Off-Balance Sheet Arrangements

        We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises. We have no significant commitments for capital expenditures in 2009 or beyond. We have executed two capital leases totaling $109,000 for certain laboratory equipment. The following table lists our material known future cash commitments as of December 31, 2008:

	Payments Due by Period (in thousands)
	2009	2010	2011	2012	2013 and Thereafter
Operating leases	$545	$367	$—	$—	$—
Capital leases	18	13	14	15	1
Minimum royalty payments	100	100	100	100	575
Securred convertible debenture(1)	—	8,500	—	—	—

Total contractual obligations(2)	$663	$8,980	$114	$115	$576

    (1)
    The principal amount of the Debenture due to YA as of December 31, 2008 is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union, is reflected here as being due in July 2010, assuming no additional conversions occur. Since inception of the debenture in July 2008 through December 31, 2008, YA converted $1.5 million of the secured convertible debenture to common stock, bringing the total principal amount due YA to $8.5 million.

    (2)
    Does not include $808,000, plus accrued interest, in credit line borrowings with no stated maturity but are due on demand by the Lender.

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities issued by the U.S. Treasury as well as ARS. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and available-for-sale investments in a variety of investment-grade securities and with a variety of issuers, including government securities, ARS and money market funds.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not required for smaller reporting companies.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9.    CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

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

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2008.

        An independent accountant's report on internal controls over financial reporting is not included in the Form 10-K and is not required pursuant to temporary rules promulgated by the SEC.

        There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2008.

Code of Business Conduct and Ethics

        We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the CombiMatrix Corporation Code of Business Conduct and Ethics (the "Code of Ethics"). The Code of Ethics is available on our website at http://www.combimatrix.com in the corporate governance section under the "Investors" link. Shareholders may request a free copy of the Code of Ethics by sending an email request to investors@combimatrix.com.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2008.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2008.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information under the caption entitled "Principal Accountants" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2008.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)   Financial Statements—See "Index to Consolidated Financial Statements" appearing on page F-1.

(2)
Financial Statement Schedules

    Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

  (3)
  Exhibits—Refer to Item 15(b) below.

(b)
Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated Bylaws(1)
10.1	Tax Allocation Agreement(1)
10.2	Distribution Agreement(1)
10.3	Employee Matters Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended
10.6	Form of Stock Incentive Plan Agreement(1)
10.7	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(1)
10.8	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(3)
10.9	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(3)
10.10	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(3)
10.11	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock and CombiMatrix Corporation(3)
10.12	Sublease Guaranty, dated June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc., dba U.S. Labs(4)
10.13	Sublease, dated June 15, 2005, by and between Accupath Diagnostics Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.(4)
10.14	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006(5)
10.15	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.16	Amendment No. 1 to Lease(6)
10.17	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection(7)

Exhibit Number	Description
10.18	Loan Management Account Agreement(8)
10.19	Securities Purchase Agreement(9)
10.20	Secured Convertible Debenture(9)
10.21	Warrant (exercise price of $11.87 per share)(9)
10.22	Warrant (exercise price of $13.65 per share)(9)
10.23	Registration Rights Agreement(9)
10.24	Security Agreement(9)
10.25	Intellectual Property Security Agreement(9)
10.26	Form of Irrevocable Voting Agreement and Proxy(9)
10.27	Contract titled "Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents"(10)
10.28	Amendment No. 2 to Lease
21.1	Subsidiaries of the Registrant
23.1	Consent of Peterson Sullivan LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Private Letter Ruling(1)

(1)
Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed November 5, 2004.

(4)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K filed March 16, 2006.

(5)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed November 9, 2006.

(6)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 07975313), filed July 7, 2007.

(7)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 071010714), filed July 31, 2007.

(8)
Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed May 14, 2008.

(9)
Incorporated by reference to Current Report on Form 8-K, filed July 11, 2008.

(10)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2009	COMBIMATRIX CORPORATION
/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D. President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D.	President and Chief Executive Officer, Director (Principal Executive Officer)	March 20, 2009
/s/ SCOTT R. BURELL Scott R. Burell	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 20, 2009
/s/ BROOKE P. ANDERSON, PH.D. Brooke P. Anderson, Ph.D.	Chief Operating Officer, Director	March 20, 2009
/s/ THOMAS B. AKIN Thomas B. Akin	Chairman of the Board, Director	March 20, 2009
/s/ JOHN H. ABELES, M.D. John H. Abeles, M.D.	Director	March 20, 2009
/s/ F. RIGDON CURRIE F. Rigdon Currie	Director	March 20, 2009
/s/ SCOTT GOTTLIEB, M.D. Scott Gottlieb, M.D.	Director	March 20, 2009

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
CombiMatrix Corporation
Mukilteo, Washington

        We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation ("the Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP

Seattle, Washington
March 16, 2009

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(In thousands, except share and per share information)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$7,579	$2,314
Available-for-sale investments	1,526	5,920
Accounts receivable, net of allowance for doubtful accounts of $378 and $33	916	692
Inventory	725	444
Prepaid expenses and other assets	219	323

Total current assets	10,965	9,693
Property and equipment, net	743	1,178
Investments in unconsolidated subsidiaries	938	1,923
Patents and licenses, net	4,970	6,131
Goodwill	16,918	16,918

Total assets	$34,534	$35,843

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$2,130	$2,519
Credit line borrowings	820	—
Current portion of deferred revenues	418	301

Total current liabilities	3,368	2,820
Deferred revenues, net of current portion	125	375
Capital lease obligation, net of current portion	43	6
Secured convertible debenture	6,483	—
Other liabilities	469	—

Total liabilities	10,488	3,201

Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized December 31, 2008; 30,000,000 shares authorized December 31, 2007; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized December 31, 2008; 180,000,000 shares authorized December 31, 2007; 6,288,033 and 5,990,915 shares issued and outstanding	6	6
Additional paid-in capital	43,650	37,223
Accumulated other comprehensive income	—	18
Accumulated net losses	(19,610)	(4,605)

Total shareholders' equity	24,046	32,642

Total liabilities and shareholders' equity	$34,534	$35,843

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007
(In thousands, except share and per share information)

	For the Years Ended December 31,
	2008	2007
Revenues:
Government contracts	$2,718	$2,706
Products	1,603	2,463
Services	1,694	611
Collaboration agreements	248	249

Total revenues	6,263	6,029

Operating expenses:
Cost of government contracts	2,625	2,572
Cost of products	750	1,016
Cost of services	985	252
Research and development expenses	4,913	6,022
Marketing, general and administrative expenses	9,220	9,458
Patent amortization and royalties	1,410	1,332
Equity in loss of investee	1,029	1,021

Total operating expenses	20,932	21,673

Operating loss	(14,669)	(15,644)

Other income (expense):
Interest income	225	568
Interest expense	(862)	—
Derivative gains	301	2,523

Total other income (expense)	(336)	3,091

Net loss	$(15,005)	$(12,553)

Basic and diluted net loss per share	$(2.46)	$(2.10)

Basic and diluted weighted average common shares outstanding	6,101,451	5,990,543

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and 2007
(In thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income		Net Allocations from Acacia Research Corporation
			Additional Paid-In Capital		Accumulated Net Losses		Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2006	—	$—	$—	$—	$(144,590)	$177,404	$32,814
Net loss—January 1, 2007 through August 14, 2007	—	—	—	—	(7,948)	—	(7,948)
Net allocations from Acacia Research Corporation	—	—	—	—	—	2,831	2,831
Reclassification of warrant liability to equity	—	—	9,089	—	—	—	9,089
Split-off from Acacia Research Corporation	5,987,515	6	27,688	3	152,538	(180,235)	—
Unrealized gain on short-term investments	—	—	—	15	—	—	15
Non-cash stock compensation	—	—	425	—	—	—	425
Stock issued to consultant	3,400	—	21	—	—	—	21
Net loss, August 15, 2007 through December 31, 2007	—	—	—	—	(4,605)	—	(4,605)

Other comprehensive loss							(4,587)

Balances, December 31, 2007	5,990,915	6	37,223	18	(4,605)	—	32,642
Stock option and warrant exercises	156,345	—	808	—	—	—	808
Issuance of common stock warrants, net of issuance costs	—	—	1,736	—	—	—	1,736
Conversion of secured convertible debenture to common stock	126,368	—	1,500	—	—	—	1,500
Adjustments to debt discount from conversions	—	—	(251)	—	—	—	(251)
Non-cash stock compensation	—	—	2,452	—	—	—	2,452
Common stock issued to service interest payments	14,405	—	182	—	—	—	182
Unrealized loss on short-term investments	—	—	—	(18)	—	—	(18)
Net loss	—	—	—	—	(15,005)	—	(15,005)

Other comprehensive loss							(15,005)

Balances, December 31, 2008	6,288,033	$6	$43,650	$—	$(19,610)	$—	$24,046

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007
(In thousands)

	For the Years Ended December 31,
	2008	2007
Operating activities:
Net loss	$(15,005)	$(12,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,707	1,899
Non-cash stock compensation	2,452	2,504
Derivative gains	(301)	(2,523)
Equity in loss of investees	1,029	1,021
Allowance for bad debt	345	258
Stock issued to consultant	—	224
Amortization of debt discount and issuance costs	443	—
Other	17	38
Changes in assets and liabilities:
Accounts receivable	(569)	(623)
Inventory, prepaid expenses and other assets	(183)	(151)
Accounts payable, accrued expenses and other	(195)	(755)
Deferred revenues	(133)	(765)

Net cash used in operating activities	(10,393)	(11,426)

Investing activities:
Purchase of property and equipment	(62)	(109)
Purchase of available-for-sale investments	—	(6,992)
Sale of available-for-sale investments	4,380	7,613

Net cash provided by investing activities	4,318	512

Financing activities:
Proceeds from issuance of secured convertible debenture	10,000	—
Proceeds from credit line borrowings	808	—
Payment of debt issuance costs	(248)	—
Net proceeds from issuance of common stock	808	—
Repayment of capital lease obligation	(28)	(11)
Net cash flows transferred from Acacia Research Corporation	—	5,410

Net cash provided by financing activities	11,340	5,399

Increase (decrease) in cash and cash equivalents	5,265	(5,515)
Cash and cash equivalents, beginning	2,314	7,829

Cash and cash equivalents, ending	$7,579	$2,314

Non-cash investing and financing activities:
Reclassification of warrant liability to additional paid-in capital	$—	$9,089

Issuance of common stock warrants, net of issuance costs	$1,736	$—

Conversion of secured convertible debenture to common stock	$1,500	$—

Accrued interest paid in common stock	$182	$—

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

        In 2006, Acacia announced its intent to split-off the Company from Acacia as an independent public company. On December 26, 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1933 to be redeemed for AR-CombiMatrix stock. On June 8, 2007, the SEC declared our registration statement effective. On August 15, 2007 (the "Redemption Date"), all currently issued and outstanding shares of AR-CombiMatrix were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix common stock (the "Redemption Ratio"), which is publicly traded on the Nasdaq Global Market exchange (symbol: "CBMX"). Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio. As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

        We are a diversified biotechnology business that develops proprietary technologies, including products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology and defense and homeland security markets, as well as in other potential markets where our products and services could be utilized. The technologies we have developed include a platform technology to rapidly produce user-defined, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. We currently recognize revenues from selling these products and services and providing research and development services for organizations including the U.S. Department of Defense ("DoD") and other strategic partners.

        CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis. CMDX functions primarily as a diagnostics reference laboratory.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Presentation

        Through the Redemption Date, the consolidated financial statements included herein included the assets, liabilities, operating results and cash flows of the Company using Acacia's historical bases in the assets and liabilities and the historical results of operations of the Company. Historical net allocations from Acacia represented their allocations to us for equity transactions of Acacia that were attributed to the Company. On the Redemption Date, amounts reflected as net allocations from Acacia Research Corporation and accumulated net losses were reclassified to additional paid-in capital. Accumulated net losses reflected in our December 31, 2007 consolidated balance sheet reflects the accumulation of our net losses subsequent to the Redemption Date.

        Also, through the Redemption Date, the consolidated financial statements included allocations of certain Acacia corporate expenses, including governance, legal, accounting, insurance services, management of treasury and other Acacia corporate and infrastructure costs. The expense allocations were determined on bases that Acacia and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in shareholders' equity and cash flows of the Company in the future or what they would have been had we been a separate, stand-alone entity during 2007. Direct salaries, payroll taxes and fringe benefits incurred by Acacia were allocated to Acacia's reporting groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other expenses or costs were allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent were allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation were allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. For the years ended December 31, 2007, corporate expenses totaling $102,000 were allocated to us by Acacia, which has ceased allocating their overhead charges to us since the Redemption Date.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. We believe that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements to September 2009.

        In order for us to continue as a going concern beyond September 2009, we will be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray™ products and services. Also, reduction in operating costs at

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CMDX, should they occur, could jeopardize its ability to launch, market and sell additional diagnostics products and services necessary to grow and sustain its operations to eventually achieve profitability. The anticipation that we will be required to obtain additional financing in the foreseeable future raises substantial doubt about our ability to continue as a going concern beyond September 2009. In addition to seeking additional capital from outside sources, our plans in regard to these matters include reductions in overhead costs as well as research and development costs that are not considered strategically vital to our business. Also, we are focusing our sales and product development efforts on our core diagnostic array platform as well as our funded research and development projects for the DoD.

        Our business operations are also subject to certain risks and uncertainties, including:

  •
  market acceptance of products and services;

  •
  technological advances that may make our products and services obsolete or less competitive;

  •
  increases in operating costs, including costs for supplies, personnel and equipment;

  •
  the availability and cost of capital;

  •
  the financial crisis affecting the global banking system and financial markets; and

  •
  governmental regulation that may restrict our business.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and our wholly owned and majority-owned subsidiaries. Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee. The Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," ("FIN 46R"), generally stipulates that an entity is a variable interest entity, or VIE, if it does not have sufficient equity investment at risk, or if the holders of the entity's equity instruments lack the essential characteristics of a controlling financial interest. FIN 46R requires that the holder subject to a majority of the risk of loss from a VIE's activities must consolidate the VIE. However, if no holder has a majority of the risk of loss, then a holder entitled to receive a majority of the entity's residual returns would consolidate the entity.

        Revenue Recognition.    We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the current period. Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

        Revenues from multiple-element arrangements involving license fees, up-front payments, milestone payments, products and/or services, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements. Historically, our multiple-element arrangements have arisen from executing research and development agreements with various strategic partners. We entered into development agreements with these partners to perform certain research and development activities, which provided for payments to us as various development milestones were achieved. While these agreements typically included several elements of performance, the agreements have been accounted for as single elements of accounting under EITF 00-21 due to the lack of verifiable, objective evidence of fair value for undelivered elements in the agreements at the time that up-front or milestone payments were received by us. As a result, payments from our partners were recorded as deferred revenues and were not recognized as revenues until all of the undelivered elements had been completed.

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

        Available-For-Sale Investments.    Our investment policies allow us to purchase marketable securities in a variety of interest-bearing instruments including high-grade corporate and government bonds, commercial paper, money market accounts and other high-credit quality marketable securities. Investments in marketable securities are accounted for and classified in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Investments in securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term. Our investments in marketable securities are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized. The fair value of our available-for-sale investments was determined by quoted market prices at December 31, 2007 and in accordance with SFAS No. 157 (see "Fair Value Measurements" below and Note 3) as of and for the year ended December 31, 2008. We account for investments with fair values less than historical cost in accordance with FASB Staff Position 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). Under FSP 115-1, an impairment is deemed other than temporary based on a variety of factors including: (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer. All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time. In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Fair Value Measurements.    We adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which applies to certain accounting standards that require or permit fair value measurements, on January 1, 2008. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements. In February 2008, the FASB issued a staff position that delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those recognized or disclosed at least annually. Therefore, we have adopted the provision of SFAS 157 with respect to financial assets and liabilities only.

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

        We adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which provides entities the option to measure many financial instruments and certain other items at fair value. We have currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

        Concentration of Credit Risks.    Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and available-for-sale investments. We position our cash equivalents and available-for-sale investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. Available-for-sale investments include certain auction rate securities ("ARS"), the market for which became illiquid in mid-February of 2008 but have recently been redeemed at par value. See Note 3 below for further disclosures regarding our investments in ARS.

        Government contract revenues recognized by us during 2008 and 2007 relate to our ongoing contracts with the DoD regarding our electrochemical and microfluidics technologies. At December 31, 2008 and 2007, accounts receivable due from the DoD included $199,000 and $289,000, respectively. Other than amounts due from the DoD, one and one customers represented approximately 22% and 28% of our accounts receivable at December 31, 2008 and 2007, respectively.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Property and Equipment.    Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

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

        Goodwill is evaluated annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit's

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the impaired fair value of the goodwill. We only have one reporting unit. The fair value of the CombiMatrix Corporation reporting unit for 2008 and 2007 was determined using existing market prices for CombiMatrix Corporation common stock subsequent to the Redemption Date and AR-CombiMatrix stock prior to the Redemption Date. There can be no assurance that future goodwill impairment tests will not result in impaired charges.

        Derivatives Embedded in Certain Debt Securities.    We evaluate financial instruments for freestanding or embedded derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and related guidance. Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized in as other income (expense) in the consolidated statements of operations in the period of change.

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

        In December 2006, the Acacia board of directors passed a clarifying amendment to the CombiMatrix 2000 Stock Awards Plan and the 2002 CombiMatrix Stock Incentive Plan (the "Prior Plans") to include the planned split-off of CombiMatrix Corporation as a change in control under the terms of the Prior Plans. This was due to the fact that the holders of stock in Acacia no longer own an interest in the assets of CombiMatrix, nor does the board of directors of Acacia administer the Prior Plans subsequent to the Redemption Date. As a result and as of the Redemption Date, all but 346 outstanding options under the Prior Plans relating to AR-CombiMatrix stock immediately vested on the Redemption Date as the split-off of the Company from Acacia was deemed a change in control. As of the Redemption Date, we recognized a charge of approximately $1.3 million, representing previously unrecognized compensation expense related to nonvested AR-CombiMatrix common stock option awards outstanding as of the Redemption Date. None of these options were exercised and all but 346 of the options issued under the Prior Plans were subsequently terminated ninety days following the Redemption Date. Option activities of the CombiMatrix Plan subsequent to the Redemption Date are disclosed in Note 15.

        We account for stock-based compensation under the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which sets forth the accounting requirements for "share-based" compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the consolidated statements of operations. In addition, we follow the provisions of the SEC's Staff Accounting Bulletin No. 107 ("SAB 107"), which requires stock-based compensation to be classified in the same expense line items as cash compensation (e.g., cost of products, research and development expenses and marketing, general and administrative expenses). The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award and is recognized as an expense over the employee's requisite service period, which is generally the vesting period of the equity award. In addition, SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate. As such, SFAS No. 123R requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. We considered several factors in connection with our estimates of pre-vesting

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forfeitures including types of awards, employee class and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeiture must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.

        The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides for a "simplified method" of estimating the expected term for stock options that: 1) are granted at-the-money, 2) are exercisable only upon completion of a service condition through the vesting date, 3) require that employees who terminate their service prior to vesting must forfeit the options, 4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and 5) are nontransferable and non-hedgeable. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting tranche of awards with graded vesting. The mid-point between the vesting commencement date and the expiration date is used as the expected term under this method. For awards with multiple vesting tranches, the times from grant until these midpoints for each of the tranches may be averaged to provide an overall expected term. The fair value of share-based awards is expensed on a straight-line basis over the requisite service period (generally the vesting period of the award), which is generally one to three years.

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

        The fair values of the common stock options granted during 2008 and 2007 were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	For the years ended December 31,
	2008	2007
Risk free interest rate	3.0%	4.4%
Volatility	71%	85%
Expected term	5.8 years	5.7 years
Expected dividends	0%	0%

        Stock-based compensation expense for 2008 and 2007 attributable to our functional expense categories were as follows (in thousands):

	For the years ended December 31,
	2008	2007
Cost of products	$11	$31
Cost of services	24	4
Research and development	413	1,237
Marketing, general and administrative	2,004	1,232

Total non-cash stock compensation	$2,452	$2,504

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Research and Development Expenses.    Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in our products is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

        Advertising.    Costs associated with marketing and advertising of our products and services are expensed as incurred. For the years ended December 31, 2008 and 2007, we incurred marketing and advertising expenses of $199,000 and $126,000, respectively.

        Income Taxes.    Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

        Loss Per Share.    Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding for the year ended December 31, 2008 and subsequent to the Redemption Date for the year ended December 31, 2007. Options and warrants to purchase CombiMatrix common stock as well as securities convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2008

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2007. The following table presents a reconciliation of basic and diluted loss per share for 2008 and 2007 (in thousands, except share and per-share data):

	For the years ended December 31,
	2008	2007
Numerator:
Loss applicable to common shareholders	$(15,005)	$(12,553)

Denominator:
Weighted-average common shares outstanding	6,101,451	5,990,543

Basic and diluted loss per share	$(2.46)	$(2.10)

Common stock options	1,601,775	976,420
Common stock warrants	2,583,958	2,383,865
Convertible debenture	716,091	—

Excluded dilutive securities	4,901,824	3,360,285

        Reclassifications.    Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

        Recent and Adopted Accounting Pronouncements.    In October 2008, the FASB issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP 157-3"). FSP 157-3 was effective upon issuance, including periods for which financial statements have not been issued. FSP 157-3 clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

        In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, although early adoption is allowed. We have chosen to early-adopt EITF 07-5. See Note 11 below for discussion of the impact on EITF 07-5 to our consolidated financial statements.

        In June 2008, the FASB issued EITF Issue No. 08-4, "Transition Guidance for Conforming Changes to Issue No. 98-5" ("EITF 08-4"). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. We do not believe the implementation of EITF 08-4 will have a material effect on our consolidated financial position, results of operations and cash flows.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." FSP EITF 03-6-1 provides that unvested

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP ETIF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. We do not believe the implementation of FSP EITF 03-6-1 will have a material effect on our consolidated financial position, results of operations and cash flows.

        In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. FSP APB 14-1 requires bifurcation of the instrument into a debt component that is initially recorded at fair value and an equity component. The difference between the fair value of the debt component and the initial proceeds from issuance of the instrument is recorded as a component of equity. The liability component of the debt instrument is accreted to par using the effective yield method; accretion is reported as a component of interest expense. The equity component is not subsequently re-valued as long as it continues to qualify for equity treatment. FSP APB 14-1 must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not believe the implementation of FSP APB 14-1 will have a material effect on our consolidated financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. We do not believe the implementation of SFAS 161 will have a material effect on our consolidated financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. For example, contingent consideration will be recorded as a liability at its estimated fair value on the acquisition date, acquisition costs will generally be expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. We do not

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believe that the adoption of this statement will have a significant impact on our consolidated financial statements.

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

3.    FAIR VALUE MEASUREMENTS

        The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2008 and the classification by level of input within the fair value hierarchy defined by SFAS 157 (in thousands):

		Fair Value Measurements at
	December 31, 2008
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,028	$7,028	$—	$—
Available-for-sale investments	1,526	—	—	1,526

Total	$8,554	$7,028	$—	$1,526

Liabilities:
Embedded derivatives(1)	$(469)	$—	$—	$(469)

    (1)
    Classified as "other liabilities" in the accompanying December 31, 2008 consolidated balance sheet. See Note 11 below for discussion of fair value measurements relating to embedded derivatives.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

	Available- For-Sale Investments	Embedded Derivatives
Balances, December 31, 2007	$—	$—
Transfers to Level 3	3,376	—
Sales of ARS	(1,850)	—
Issuance of embedded derivatives	—	(927)
Conversions to common stock	—	157
Realized gains	—	301

Balances, December 31, 2008	$1,526	$(469)

        At December 31, 2008 and 2007, our available-for-sale investments included $1.5 million and $3.4 million, respectively, of ARS at par value. Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days. However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS experienced multiple failed auctions during 2008. Prior to mid-February, we sold $1.5 million of our ARS at par value. Of the remaining $1.9 million held in ARS at that time, $900,000 were issued by a state student-loan lending organization, carried an A2/A rating and were insured by the Federal Family Education Loan Program. The remaining $975,000 of ARS were AAA-rated auction market preferred stock ("AMPS") issued by publicly traded mutual funds that are required to maintain at least 200% of asset coverage for issued ARS. During the fourth quarter of 2008, one of the issuers of our holdings in AMPS redeemed $350,000 at par value, bringing the total amount of ARS held by us as of December 31, 2008 to $1.5 million. On January 2, 2009, all of our remaining ARS were liquidated at par value.

        From mid-February 2008 through the third quarter of 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models. These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows. Since these inputs were not observable, they were classified as Level 3 inputs under SFAS 157. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $166,000 through the period ended September 30, 2008. However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses of $166,000 and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale investments consist of the following (in thousands):

	December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate notes and bonds	$—	$—	$1,495	$1,505
U.S. government securities	—	—	1,004	1,012
Auction rate securities	1,526	1,526	3,403	3,403

	$1,526	$1,526	$5,902	$5,920

        Gross unrealized gains and losses related to these securities were not material for 2008 and 2007. At December 31, 2008 and 2007, none of our securities had contractual maturities of greater than one year, other than our ARS.

5.    PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Laboratory equipment	$3,431	$4,282
Furniture and fixtures	148	148
Computer hardware and software	687	774
Leasehold improvements	1,057	1,053

	5,323	6,257
Less—accumulated depreciation and amortization	(4,580)	(5,079)

	$743	$1,178

        Depreciation and amortization expense was $549,000 and $738,000 for the years ended December 31, 2008 and 2007, respectfully. Fully depreciated assets of $1.0 million that were no longer in use were written off during 2008.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    BALANCE SHEET COMPONENTS

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$792	$1,263
Payroll and other employee benefits	271	211
Accrued vacation	417	376
Accrued interest	215	—
Deferred rent	126	194
Accrued consulting and other professional fees	150	297
Other accrued expenses	159	178

	$2,130	$2,519

        Deferred revenues consist of the following (in thousands):

	December 31,
	2008	2007
Milestone and up-front payments	$543	$676
Less: current portion	(418)	(301)

	$125	$375

        During the third quarter of 2007, we completed all obligations under our previous agreements with NASA Ames Research Center ("NASA") and as a result, we recognized all previously deferred payments from NASA as product revenue totaling $439,000 in the accompanying December 31, 2007 consolidated statement of operations. During the third quarter of 2006, we entered into a manufacturing agreement and completed our obligations under our collaboration agreement with Furuno Electric Co. ("Furuno"), which originally paid us a $1.0 million upfront payment upon execution of the collaboration agreement. As a result of completing our requirements under the collaboration and manufacturing agreements and in accordance with our revenue recognition policies for multiple-element agreements, we began amortizing the $1.0 million upfront payment from Furuno over the economic life of the manufacturing agreement, which was estimated to be four years.

7.    INVESTMENTS

        In October 2004 (the "Investment Date"), we entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, we purchased 3.1 million shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4.0 million. The ownership interest was acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the fourth quarter of 2006. Our CEO is also a director of Leuchemix. As of December 31, 2008 and 2007, we had invested a combined $4.0 million, representing a 33%, voting interest in the total outstanding equity securities of Leuchemix. This investment is being accounted for under the equity method.

        Our interest in the equity in loss of Leuchemix, including our share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $1.0 and $1.0 million

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for the years ended December 31, 2008 and 2007, respectively. Summary financial information for Leuchemix was not significant as of December 31, 2008 or 2007.

8.    INTANGIBLE ASSETS

        Our identifiable long-lived intangible assets are patents and prepaid licenses, which are being amortized over an economic useful life of ranging from 7 to 20 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
Gross carrying amount—patents and licenses	$12,595	$12,595
Accumulated amortization	(7,625)	(6,464)

Patents and licenses, net	$4,970	$6,131

        Aggregate patent and license amortization expense was $1.2 million and $1.2 million for the years ended December 31, 2008 and 2007, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2013 is estimated to be $1.2 million per year.

9.    INCOME TAXES

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Depreciation and amortization	$366	$268
Deferred revenues	187	215
Stock compensation	561	316
Accrued liabilities and other	811	555
Net operating loss carryforwards and credits	52,732	48,198

Total deferred tax assets	54,657	49,552
Less: valuation allowance	(53,062)	(47,580)

Deferred tax assets, net of valuation allowance	1,595	1,972
Deferred tax liabilities:
Intangibles	(1,595)	(1,972)

Net deferred tax liability	$—	$—

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2008	2007
Statutory federal tax rate	(34%)	(34%)
Research and development tax credits	(2%)	(3%)
Valuation allowance	36%	34%
Non deductible permanent items and other	0%	3%

	0%	0%

        At December 31, 2008 and 2007, we had deferred tax assets totaling approximately $54.7 million and $49.6 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2008, we had federal net operating loss carryforwards of approximately $140.5 million, which will begin to expire in 2010 through 2028. In addition, we have tax credit carryforwards of approximately $4.6 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Based on a tax allocation agreement executed between us and Acacia, it is expected that all tax benefits, carryforwards and balances attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date.

        Prior to the Redemption Date, our annual income tax returns were included with Acacia's consolidated tax return filings. Had we filed separate tax returns, the benefit for income taxes recognized by us would not have differed significantly from the amounts reported in our consolidated statements of operations for all years presented.

10.    CREDIT LINE BORROWINGS

        In May 2008, and pursuant to a Loan Management Account agreement (the "LMA") with a financial institution (the "Lender"), we borrowed $808,000 from the Lender, secured by available-for-sale investments held in an investment account with the Lender. The LMA is similar to a revolving line of credit borrowing facility. The LMA provides that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR (resulting in a rate of approximately 1.5% at December 31, 2008). The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million. The LMA has no stated maturity for the principal and interest amounts borrowed by us. However, because the Lender has the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we have classified this liability as a component of current liabilities in the accompanying December 31, 2008 consolidated balance sheet. The LMA's fair value approximated its book value as of December 31, 2008.

11.    SECURED CONVERTIBLE DEBENTURE

Description

        On July 10, 2008 (the "Closing Date"), we issued to YA Global Investments, L.P. ("YA"): (i) a secured convertible debenture (the "Debenture") with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a fixed conversion price of $11.87 per share; and (ii) warrants (the "Warrants") to purchase up to 336,984 shares of our common stock. The Debenture is

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due on the earlier of July 10, 2010 (the "Term") or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Ins. Co. of Pittsburgh, PA ("National Union") in accordance with the $35.7 million judgment (the "Judgment") issued by the U.S. District Court for the Central District of California (the "Federal Court"). The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008. We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price ("VWAP") of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions. We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions. Prepayment penalties range between 0% and 10% of the principal amount due, depending upon when the cash redemption occurs during the Term. The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million, or if we had failed to generate at least $6 million in gross revenues for our fiscal year ended December 31, 2008. Based on our annual revenues for the year ended December 31, 2008 of $6.2 million, this contingency has expired. The Debenture is secured by the Judgment as well as our intellectual property. The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65. We have the right to call the Warrants, but only if the VWAP of our common stock is at or greater than 130% of the Warrants' exercise price for at least twenty consecutive trading days, among other conditions. We filed a resale registration statement on Form S-3 with the SEC to register 1,179,444 shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants, as required by certain agreements with YA that we executed in connection with this transaction. The registration statement was declared effective during the third quarter of 2008. Total costs incurred by us relating to issuing the Debenture and Warrants were $248,000, of which $180,000 were paid to YA. Of this amount, $148,000 was classified as a contra-liability to the Debenture, with the remaining costs classified as a long-term asset, which is being amortized as additional interest expense over the Term.

Recognition of the Debenture and Warrants on the Closing Date

        On the Closing Date, we recognized the Debenture and Warrants based on their relative fair values of $8.2 million and $1.8 million, respectively, in accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." The fair value of the Debenture was determined using the convertible bond model, assuming a 15% yield. The relative fair value of the Warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the Debenture. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 75%, no dividends, and a risk-free interest rate of 3.1%.

        In accordance with SFAS 133, Derivative Implementation Group Statement 133 Implementation Issue No. B16, "Embedded Derivatives: Calls and Puts in Debt Instruments" and related guidance as well as the early adoption of EITF 07-5, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture upon payment of the Judgment proceeds and potential adjustments to the fixed conversion price all represent embedded derivatives that, as of the Closing Date, were valued in aggregate at $927,000 and recorded separately from the Debenture as other liabilities, with a corresponding amount

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflected as an additional contra-liability to the Debenture. The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

        As a result of separating the Warrants and embedded derivatives from the Debenture, the aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture, which will accrete to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.

Recognition Subsequent to the Closing Date

        During the third and fourth quarters of 2008, YA converted $1.5 million of the Debenture into common stock. As a result, portions of the aggregate contra-liability and derivative liabilities were reclassified to additional paid-in capital in proportion to the amount of the Debenture that was converted into common stock, resulting in reductions to the aggregate contra-liability and derivative liabilities of $408,000 and $157,000, respectively. As of December 31, 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $6.5 million. The embedded derivative liabilities were marked to fair value of $469,000 as of December 31, 2008, resulting in a net benefit of $301,000 recognized as other income in the accompanying December 31, 2008 consolidated statement of operations. As of December 31, 2008, the remaining principal amount of the Debenture was $8.5 million, with an estimated fair value of $7.9 million.

        In October 2008, accrued interest to YA in the amount of $213,000 was paid by issuing 14,405 shares of our common stock. Subsequent to year-end but prior to the issuance of this report, accrued interest to YA as of December 31, 2008 in the amount of $215,000 was paid by issuing 31,053 shares of our common stock.

12.    COMMITMENTS AND CONTINGENCIES

Operating Leases

        In February of 2007, we entered into an amendment (the "Amendment") to our existing non-cancelable operating lease for approximately 31,000 square feet of office and laboratory facilities in Mukilteo, Washington, which was originally executed in October 2000. The original lease included a security deposit in the form of a letter of credit in the amount of $1.5 million issued to the landlord. The Amendment reduced the letter of credit amount, which as of December 31, 2007, was $600,000 and was reduced by approximately $40,000 per month during 2008 to a floor amount of $300,000. The Amendment also extends the termination of the lease to October 31, 2010. We have also executed a non-cancelable operating lease agreement for approximately 7,000 square feet of office and laboratory facilities in Irvine, California, and recently executed amendments that extend the lease term through January 2010. Future minimum operating lease payments for all of our facilities are as follows (in thousands):

Years ending December 31:
2009	$545
2010	367
2011	—
2012 and thereafter	—

Total minimum lease payments	$912

        Rent expense for the years ended December 31, 2008 and 2007 was $556,000 and $614,000, respectively.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease Obligations

        At December 31, 2008, CMDX had two capital leases for laboratory equipment with original purchase amounts totaling $109,000 and with a useful lives of five years. As of December 31, 2008, the remaining lease obligations were $61,000 with minimum lease payments due of $18,000 in 2009, $13,000 in 2010, $14,000 in 2011 and $16,000 in 2012 and thereafter. Interest rates on the capital lease obligations ranged from 7.6% to 9.6%. The fair value of the capital lease obligations was not significantly different from their carrying amounts as of December 31, 2008.

Collaborative and Research Agreements

        On July 31, 2008, we executed a six-month, $250,000 contract with the DoD for the development of label-free detection techniques using our microarray technology. These detection techniques involve the synthesis of molecules known as "aptamers," which are molecules with unique biological properties. As of December 31, 2008, we had incurred $96,000 in actual costs for this contract, which was approximately 52% complete.

        On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system. The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000. As of December 31, 2008, we had incurred $210,000 in actual costs for this contract, which was approximately 31% complete.

        On July 26, 2007, we executed a one-year, $2.2 million contract with the DoD to further development of our microarray technologies. The primary objectives of the contract were to continue development of a multipathogen and chemical detection system. Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $2.2 million. We substantially completed this contract during the third quarter of 2008 and do not expect to incur additional costs or revenues from this contract beyond 2008.

        On March 13, 2007, we executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on our electrochemical detection technology to be used for military and homeland security applications. Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. We substantially completed this contract during the second quarter of 2008 and do not expect to incur significant costs or revenues from this contract beyond 2008.

        On August 9, 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications. Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. We substantially completed this contract during the fourth quarter of 2008 and do not expect to incur significant costs or revenues from this contract beyond 2008.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On February 8, 2006, we executed a one-year, $2.1 million contract with the DoD to further the development of our array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, we performed research and development activities as described under the contract and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of $2.1 million. We completed this contract during the first quarter of 2007 and do not expect to incur additional costs or revenues from this contract.

Human Resources

        We provide certain severance benefits such that if an executive of CombiMatrix who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary plus medical and dental benefits. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months. Also, if our chief executive officer is terminated for other than cause, or for death or disability, he will receive payments equal to one year's base salary plus medical and dental benefits.

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $155,000 and $121,000 for the years ended December 31, 2008 and 2007, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

        In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors' and officers' insurance policy with National Union. A trial was held and concluded during the fourth quarter of 2007. In March 2008, the Federal Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union. In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us. In May 2008, the Federal Court awarded us an additional $3.6 million in attorneys' fees and litigation costs, thereby increasing the overall award to $35.7 million. This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid. National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal. In September 2008, the Federal Court required National Union to post an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges. The appellate bond will remain in place until the appeal process is concluded.

        We are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date. As of the date of this report and for 2008 and 2007, we are not aware of the existence of any such claims or legal actions, however.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    RETIREMENT SAVINGS PLAN

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

14.    SHAREHOLDERS' EQUITY

Common and Preferred Stock

        Prior to June 10, 2008, we had 180 million and 30 million shares of authorized common and preferred stock, respectively, each with a par value of $0.001 per share. On June 10, 2008, our shareholders voted to approve a Certificate of Amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the number of authorized common and preferred stock to 25,000,000 and 5,000,000, respectively. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders, including the election of directors, and do not have cumulative voting rights. Accordingly, the holders of a majority of the shares of common stock entitled to vote in any election of directors can elect all of the directors standing for election, if they so choose. See Note 1 for a discussion of the Redemption and issuance of our common stock as a result of the split-off of CombiMatrix from Acacia.

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

Equity Financings

        The following discussion of share and per share amounts of our equity securities have been adjusted to reflect the Redemption Ratio discussed in Note 1.

        On May 4, 2007, Acacia executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5.0 million through the issuance of 678,093 units. Each unit consisted of one share of AR-CombiMatrix common stock and a 1.5 five-year common stock warrant, for a total of 678,093 shares and warrants to purchase 1,017,140 shares of AR-CombiMatrix common stock issued to investors. Each warrant entitled the holder to purchase a share of AR-CombiMatrix stock at a price of $5.50 per share. We assumed these warrants as of the Redemption Date and are currently exercisable for CombiMatrix common stock. The net proceeds from the May 2007 registered direct offering were attributed to us by Acacia.

        There were no offerings involving our common or preferred stocks during 2008. See Note 11 for discussion of the issuance of debt and derivative securities that occurred during 2008.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

        Prior to the Redemption Date, Acacia had issued approximately 2.4 million warrants to purchase AR-CombiMatrix stock in connection with various financing transactions. As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable in CombiMatrix Corporation common stock, adjusted for the Redemption Ratio discussed above. We also issued warrants to YA during 2008, as described in Note 11. Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of December 31,
			Exercise Price
Date of Issue	2008	2007		Expiration
July 2008	336,984	—	$11.87 - $13.65	July 2013
May 2007	959,390	1,017,140	$5.50	May 2012
December 2006	1,127,936	1,178,736	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
May 2003	—	28,341	$27.50	May 2008

Total	2,583,958	2,383,865

        Acacia's classes of common stock were subject to certain redemption provisions in the event that Acacia were to sell, transfer, assign or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to the CombiMatrix group, in which case the shareholders of AR-CombiMatrix common stock would have the right to receive a dividend or a redemption of the stock equal to the net proceeds generated from the sale of such assets. Pursuant to guidance set forth in FSP No. 150-5, EITF 00-19 and related guidance, we recorded a liability representing the fair value of common stock warrants issued to investors and adjusted the warrant liability to its market value at each balance sheet date. Our current capital structure does not include the redemption provisions that required liability classification of the warrants and as such, since the Redemption Date, we have classified all outstanding warrants to purchase CombiMatrix common stock as a component of permanent equity. On the Redemption Date, the warrants became exercisable in CombiMatrix common stock, were adjusted to their fair value of $9.1 million and were reclassified to additional paid-in capital. Adjusting the warrant liabilities to their fair values resulted in net gains to our consolidated statements of operations of $2.5 million for the year ended December 31, 2007. We do not expect to incur future warrant adjustments from our existing warrants as a result of achieving permanent equity classification as of the Redemption Date. However, the issuance of warrants in future equity financings, should they occur, may be required to be classified as long-term liabilities subject to fair value adjustments.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of AR-CombiMatrix stock purchase warrants during 2007 through the Redemption Date (August 15, 2007) was determined using the Black-Scholes option-pricing model, using the following weighted average assumptions:

August 15, 2007
Risk free interest rate	4.50%
Volatility	78%
Expected term	6.5 years
Expected dividends	0%

        During 2008 and 2007, proceeds of $442,000 and $368,000, respectively, were received from the issuance of 78,325 and 42,303 shares of common stock, respectively, related to the exercise of certain warrants issued in connection with previous equity financings.

Allocated Net Worth

        Prior to the Redemption Date, our equity was reflected as consolidated statements of allocated net worth, which was comprised primarily of the equity transactions executed by Acacia that were attributed to us as well as the accumulation of our net losses. Acacia-allocated transactions, including common stock financings, exercise of employee stock options and allocated corporate charges were reflected as "net allocations from Acacia" in our consolidated financial statements prior to the Redemption Date. Presented below is a detail of the net allocations from Acacia from January 1, 2007 through the Redemption Date:

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

15.    STOCK OPTIONS

        As discussed in Note 2, prior to the Redemption Date, employees of CombiMatrix Corporation participated in Acacia's stock option plans, specifically the 2002 CombiMatrix Stock Incentive Plan (the "AR-CombiMatrix Group Plan"), which was approved by the shareholders of Acacia in December of 2002. The AR-CombiMatrix Group Plan authorized grants of stock options, stock awards and performance shares with respect to AR-CombiMatrix stock. Subsequent to the Redemption Date, our employees participate in the CombiMatrix Corporation 2006 Stock Incentive Plan (the "CombiMatrix Plan"), which was approved by our board of directors in 2006. In addition, during 2005, the board of directors of our wholly owned subsidiary, CMDX, approved the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan"). Our board of directors believes that granting employees stock-based awards is in the best interest of our company and our shareholders. The following disclosures have been segregated between these three stock option plans, and option activity relating to the AR-CombiMatrix Group Plan has been adjusted to reflect the Redemption Ratio discussed in Note 1.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, our compensation committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in the employ of the Company (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three-year vesting term following the date of grant and expire ten years after the grant date. The authorized number of shares of common stock subject to the CombiMatrix Plan was originally 8.1 million shares, and increases by 3% of the total number of CombiMatrix stock outstanding at the end of each calendar year beginning in 2007. At December 31, 2008 and 2007, there were approximately 6.6 million and 7.1 million shares, respectively, available for grant under the CombiMatrix Plan.

        The following is a summary of the stock option activities under the CombiMatrix Plan for 2008 and 2007:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2006	—	$—
Granted	1,014,720	$4.63
Exercised	—	$—
Forfeited	—	$—
Cancelled	(38,300)	$4.76

Balance at December 31, 2007	976,420	$4.63	9.7 years	$2,882
Granted	817,538	$10.48
Exercised	(78,020)	$4.70
Forfeited	(109,456)	$7.71
Cancelled	(4,707)	$8.90

Balance at December 31, 2008	1,601,775	$7.41	9.1 years	$2,014

Exercisable at December 31, 2007	88,408	$4.63	9.7 years	$261

Exercisable at December 31, 2008	465,508	$6.28	8.9 years	$801

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to options granted under the CombiMatrix Plan for 2008 and 2007 is as follows:

	December 31,
	2008	2007
Weighted average fair values of options granted	$6.69	$3.45
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	817,538	1,014,720
Less than market price on the grant date	—	—

        The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was $583,000. Our policy is to issue new shares to fulfill the requirements for options that are exercised. There were no options exercised from inception of the CombiMatrix Plan through the year ended December 31, 2007. The aggregate fair value of options vested during the years ended December 31, 2008 and 2007 was $2.0 million and $306,000, respectively. As of December 31, 2008, the total unrecognized compensation expense related to nonvested stock option awards was $5.3 million, which is expected to be recognized over a weighted average term of approximately 2.2 years.

AR-CombiMatrix Group Plan

        Acacia's compensation committee administered the AR-CombiMatrix Group Plan in a similar manner to how our board administers the CombiMatrix Plan as discussed above. The AR-CombiMatrix Group Plan was also similar to the CombiMatrix Plan regarding the nature of incentive option and share-based programs provided. From inception of the AR-CombiMatrix Group Plan in 2002 through the Redemption Date, the discretionary option grant program was the most widely used in awarding stock-based compensation. Under the discretionary option grant program, Acacia's compensation committee could grant non-statutory options to purchase shares of AR-CombiMatrix stock to eligible individuals in the employ of Acacia at an exercise price not less than 85% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of AR-CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable starting nine to twelve months after the date of grant and expired five years after grant for directors or up to ten years for employees. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan was 10.9 million shares. Subsequent to the Redemption Date, employees of our company no longer participate in this stock option plan, as we are no longer affiliated with Acacia.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of the stock option activities under the AR-CombiMatrix Group Plan for 2007:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2006	806,800	$57.70	6.1 years	$—
Granted	7,500	$8.40
Exercised	—	$—
Forfeited	—	$—
Cancelled	(814,300)	$57.20

Balance at December 31, 2007	—	$—	—	$—

Exercisable at December 31, 2007	—	$—	—	$—

        Information related to options granted under the AR-CombiMatrix Group Plan for the year ended December 31, 2007 is as follows:

December 31, 2007
Weighted average fair values of options granted	$5.80
Options granted with exercise prices:
Greater than market price on the grant date	—
Equal to market price on the grant date	7,500
Less than market price on the grant date	—

        There were no options exercised during the year ended December 31, 2007. The fair value of options vested during the year ended December 31, 2007 was $2.4 million. As of the Redemption Date, the total unrecognized compensation expense related to nonvested stock option awards under the AR-CombiMatrix Group Plan was $1.3 million, which was recognized in full as of the Redemption Date in our December 31, 2007 consolidated statement of operations.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4.0 million shares. At both December 31, 2008 and 2007, shares available for grant under the CMDX Plan were approximately 2.8 million.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of stock option activities for the CMDX Plan for 2008 and 2007:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2006	1,807,000	$0.31	9.0 years	$357
Granted	—	$—
Exercised	—	$—
Cancelled	(597,501)	$0.12

Balance at December 31, 2007	1,209,499	$0.41	8.2 years	$124

Granted	—	$—
Exercised	—	$—
Cancelled	(10,499)	$0.10

Balance at December 31, 2008	1,199,000	$0.41	7.2 years	$119

Exercisable at December 31, 2007	662,438	$0.40	8.2 years	$70

Exercisable at December 31, 2008	922,093	$0.40	7.1 years	$100

        There were no option grants during 2008 or 2007 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2008 and 2007 was $66,000 and $98,000, respectively. As of December 31, 2008, the total unrecognized compensation expense related to nonvested stock option awards was $76,000, which is expected to be recognized over a weighted average term of approximately six months.

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to the our non-employee scientific advisory board members is accounted for under the fair value method required by SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling, Goods And Services," and related interpretations. The fair value of options granted to scientific advisory board members was determined using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-Based Compensation." For the years ended December 31, 2008 and 2007, non-cash charges recognized from stock option awards granted to non-employees was $100,000 and $32,000, respectively.

16.    QUARTERLY FINANCIAL DATA (unaudited)

        The following tables set forth unaudited summary consolidated statement of operations data for the eight quarters in the periods ended December 31, 2008 and 2007. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

results to be expected in any future periods. Basic and diluted net loss per share is not presented for periods prior to the Redemption Date, as this information is not considered meaningful.

2008 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$1,989	$2,067	$1,011	$1,196
Operating expenses	5,457	5,351	4,931	5,193

Operating loss	(3,468)	(3,284)	(3,920)	(3,997)
Other income (expenses)	99	21	(329)	(127)

Net loss	$(3,369)	$(3,263)	$(4,249)	$(4,124)

Basic and diluted loss per share	$(0.56)	$(0.54)	$(0.70)	$(0.66)

2007 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(In thousands, except per share data)
Revenues	$1,137	$1,336	$1,681	$1,875
Operating expenses	5,760	4,889	5,571	5,453

Operating loss	(4,623)	(3,553)	(3,890)	(3,578)
Other income (expenses)	2,528	(14)	457	120

Net loss	$(2,095)	$(3,567)	$(3,433)	$(3,458)

Basic and diluted loss per share			$(0.57)	$(0.58)

17.    SUBSEQUENT EVENT

        On March 10, 2009, we executed a four-year, $858,000 contract with NASA for further development of our microarray technologies. The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space. Under the terms of this contract, we will perform research and development activities during the first year for a fixed fee of $214,000. If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to exceed a maximum fee of $858,000 for the entire contract period.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.2	Amended and Restated Bylaws(1)
10.1	Tax Allocation Agreement(1)
10.2	Distribution Agreement(1)
10.3	Employee Matters Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended
10.6	Form of Stock Incentive Plan Agreement(1)
10.7	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(1)
10.8	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(3)
10.9	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(3)
10.10	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(3)
10.11	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock and CombiMatrix Corporation(3)
10.12	Sublease Guaranty, dated June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc., dba U.S. Labs(4)
10.13	Sublease, dated June 15, 2005, by and between Accupath Diagnostics Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.(4)
10.14	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006(5)
10.15	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.16	Amendment No. 1 to Lease(6)
10.17	Research and development contract with the U.S. Department of Defense for the development of a CMOS Microarray Platform for Bio and Chemical Threat Agent Detection(7)
10.18	Loan Management Account Agreement(8)
10.19	Securities Purchase Agreement(9)
10.20	Secured Convertible Debenture(9)
10.21	Warrant (exercise price of $11.87 per share)(9)
10.22	Warrant (exercise price of $13.65 per share)(9)
10.23	Registration Rights Agreement(9)

Exhibit Number	Description
10.24	Security Agreement(9)
10.25	Intellectual Property Security Agreement(9)
10.26	Form of Irrevocable Voting Agreement and Proxy(9)
10.27	Contract titled "Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents"(10)
10.28	Amendment No. 2 to Lease
21.1	Subsidiaries of the Registrant
23.1	Consent of Peterson Sullivan LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Private Letter Ruling(1)

(1)
Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed November 5, 2004.

(4)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K filed March 16, 2006.

(5)
Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed November 9, 2006.

(6)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 07975313), filed July 7, 2007.

(7)
Incorporated by reference to CombiMatrix Corporation's Current Report on Form 8-K (SEC File No. 071010714), filed July 31, 2007.

(8)
Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K, filed May 14, 2008.

(9)
Incorporated by reference to Current Report on Form 8-K, filed July 11, 2008.

(10)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008.