Form 10-Q
period 2009-03-31
CombiMatrix Corp
filed 2009-05-13
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of May 6, 2009, 7,464,408 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,948	$7,579
Available-for-sale investments	—	1,526
Accounts receivable, net of allowance for doubtful accounts of $488 and $378	1,208	916
Inventory	598	725
Prepaid expenses and other assets	239	219
Total current assets	7,993	10,965

Property and equipment, net	661	743
Investments in unconsolidated subsidiaries	681	938
Patents and licenses, net	4,679	4,970
Goodwill	16,918	16,918
Total assets	$30,932	$34,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,541	$2,130
Credit line borrowings	—	820
Current portion of deferred revenues	411	418
Total current liabilities	2,952	3,368

Deferred revenues, net of current portion	87	125
Capital lease obligation, net of current portion	40	43
Secured convertible debenture	6,751	6,483
Other liabilities	1,990	469
Total liabilities	11,820	10,488

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 6,336,794 and 6,288,033 shares issued and outstanding	6	6
Additional paid-in capital	44,848	43,650
Accumulated net losses	(25,742)	(19,610)
Total shareholders’ equity	19,112	24,046
Total liabilities and shareholders’ equity	$30,932	$34,534

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues:
Government contracts	$525	$1,069
Products	257	575
Services	696	283
Collaboration agreements	62	62
Total revenues	1,540	1,989

Operating expenses:
Cost of government contract revenues	495	1,014
Cost of products and services	657	405
Research and development expenses	1,131	1,345
Marketing, general and administrative expenses	2,769	2,083
Patent amortization and royalties	346	361
Equity in loss of investee	250	249
Total operating expenses	5,648	5,457
Operating loss	(4,108)	(3,468)

Other income (expense):
Interest income	10	100
Interest expense	(513)	(1)
Derivatives charges	(1,521)	—
Total other income (expense)	(2,024)	99

Net loss	$(6,132)	$(3,369)

Basic and diluted net loss per share	$(0.97)	$(0.56)

Basic and diluted weighted average common shares outstanding	6,320,644	5,997,087

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:
Net loss	$(6,132)	$(3,369)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	386	460
Non-cash stock compensation	816	361
Derivatives charges	1,521	—
Equity in loss of investees	250	249
Warrants issued to consultant	61	—
Allowance for bad debt	110	16
Amortization of debt discount and issuance costs	275	—
Changes in assets and liabilities:
Accounts receivable	(402)	(514)
Inventory, prepaid expenses and other assets	107	(250)
Accounts payable, accrued expenses and other	656	451
Deferred revenues	(45)	(68)
Net cash flows from operating activities	(2,397)	(2,664)
Investing activities:
Purchase of property and equipment	(13)	(18)
Sale of available-for-sale investments	1,526	4,030
Net cash flows from investing activities	1,513	4,012
Financing activities:
Net proceeds from issuance of common stock	81	31
Repayment of line of credit	(820)	—
Repayment of capital lease obligations	(8)	(7)
Net cash flows from financing activities	(747)	24

Increase (decrease) in cash and cash equivalents	(1,631)	1,372
Cash and cash equivalents, beginning	7,579	2,314
Cash and cash equivalents, ending	$5,948	$3,686

Non-cash financing activities:
Accrued interest paid in common stock	$240	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  On December 13, 2002 (the “Merger Date”), we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock.  In 2006, Acacia announced its intent to split off the Company as an independent public company.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix stock were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Global Market exchange.  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, or “BACs,” which also enable genetic analysis.  CMDX functions primarily as a diagnostics reference laboratory.

Leuchemix Inc. (“Leuchemix”), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, as reported by us in our Annual Report on Form 10-K filed on March 27, 2009.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2009, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2008, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements to September 2009, which raised substantial doubt about our ability to continue as a going concern beyond this point.  See Note 9 below regarding recent financing developments, which management believes extents our going concern into 2010.

In order for us to continue operating as a going concern beyond 2010, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.  The issuance of equity securities, should that occur, will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArrayTM products and services.  Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Stock-Based Compensation.  The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cost of products and services	$25	$6
Research and development	137	68
Marketing, general and administrative	654	287
Total non-cash stock compensation	$816	$361

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

	March 31,
	2009	2008
Numerator:
Loss applicable to common shareholders	$(6,132)	$(3,369)
Denominator:
Weighted-average common shares outstanding	6,320,644	5,997,087
Basic and diluted loss per share	$(0.97)	$(0.56)

Common stock options	1,664,067	1,014,963
Common stock warrants	2,583,958	2,337,479
Convertible debenture	716,091	—
Excluded potentially dilutive securities	4,964,116	3,352,442

Available-For-Sale Investments.  Investments in marketable securities are accounted for and classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Investments in securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term.  Our investments in securities are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized.  The fair value of our available-for-sale investments was determined in accordance with SFAS No. 157 (see “Fair Value Measurements” below and Note 3) for all periods presented.  We account for investments with fair values less than historical cost in accordance with FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), as amended.  Under FSP 115-1, an impairment is deemed other than temporary based on a variety of factors including:  (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer.  All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time.  In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Recent Accounting Pronouncements.  In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for us beginning April 1, 2009, and we are currently assessing the potential impact that the adoption of these pronouncements may have on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, although early adoption is allowed.  We chose to early-adopt EITF 07-5 in 2008.  See Note 6 below for discussion of the impact on EITF 07-5 to our consolidated financial statements.

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at March 31, 2009 and the classification by level of input within the fair value hierarchy defined by SFAS 157 (in thousands; unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	March 31,	Fair Value Measurements at
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,287	$5,287	$—	$—
Available-for-sale investments (1)	—	—	—	—
Total	$5,287	$5,287	$—	$—

Liabilities:
Embedded derivatives (2)	$(1,990)	$—	$—	$(1,990)

(1)   All available-for-sale investments previously categorized as Level 3 assets were redeemed during the period ending March 31, 2009.

(2)   Included in “other liabilities” in the accompanying March 31, 2009 consolidated balance sheet.  See Note 6 below for discussion of fair value measurements relating to embedded derivatives.

Beginning January 1, 2009, SFAS 157 also requires that assets and liabilities measured on a nonrecurring basis to be reflected at fair value when an other-than-temporary impairment has been deemed to occur.  We did not have any such impairments as of or for the three months ended March 31, 2009.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (in thousands; unaudited):

	Available-
	For-Sale	Embedded
	Investments	Derivatives

Balances, December 31, 2008	$1,526	$(469)
Redemption of ARS	(1,526)	—
Realized losses	—	(1,521)
Balances, March 31, 2009	$—	$(1,990)

At December 31, 2008, our available-for-sale investments included $1.5 million of auction rate securities (“ARS”) at par value.  Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days.  However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS experienced multiple failed auctions during 2008.  During the fourth quarter of 2008, one of the issuers of our holdings in ARS redeemed $350,000 at par value, bringing the total amount of ARS held by us as of December 31, 2008 to $1.5 million.  On January 2, 2009, all of our remaining ARS were liquidated at par value.

From mid-February 2008 through the third quarter of 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they were classified as Level 3 inputs under SFAS 157.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $69,000 through the period ended March 31, 2008.  However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.  COMPREHENSIVE LOSS

The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” for all periods presented (in thousands; unaudited):

	Three Months Ended
	March 31,
	2009	2008
Net unrealized loss on available for sale investments	$—	$(69)
Net loss	(6,132)	(3,369)
Comprehensive loss	$(6,132)	$(3,438)

5.  CREDIT LINE BORROWINGS

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $808,000 from the Lender, secured by investments held in an investment account with the Lender.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provides that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate.  The total amount available under the LMA ranges from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million.  The LMA has no stated maturity for the principal and interest amounts borrowed by us.  However, because the Lender has the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we have classified this liability as a component of current liabilities in the accompanying December 31, 2008 consolidated balance sheet.  The LMA balance of $820,000 as of December 31, 2008 was repaid by us during the first quarter of 2009, however the LMA remains available for future borrowings at similar terms if so chosen by management.

6.  SECURED CONVERTIBLE DEBENTURE

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which is convertible into shares of our common stock at a fixed conversion price of $11.87 per share; and (ii) warrants (the “Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “District Court”).  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008.  We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price (“VWAP”) of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions.  We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions.  Prepayment penalties range between 0% and 10% of the principal amount due, depending upon when the cash redemption occurs during the Term.  The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $11.87 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million (see Note 9). The conversion feature of the Debenture allows YA to receive shares of our common stock only and not cash or other consideration. The Debenture is secured by the Judgment as well as our intellectual property.  The Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the Warrants, but only if the VWAP of our common stock is at or greater than 130% of the Warrants’ exercise price for at least twenty consecutive trading days, among other conditions.  We have registered the shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the Warrants on Form S-3, which was declared effective by the SEC during the third quarter of 2008.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recognition of the Debenture and Warrants on the Closing Date

On the Closing Date, we recognized the Debenture and Warrants based on their relative fair values of $8.2 million and $1.8 million, respectively, in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the Debenture was determined using the convertible bond model, assuming a 15% yield.  The relative fair value of the Warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), with the corresponding amount reflected as a contra-liability to the Debenture.  The fair value of the warrants was determined using the Black-Scholes model, assuming a term of five years, volatility of 75%, no dividends, and a risk-free interest rate of 3.1%.

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

Recognition Subsequent to the Closing Date

During the third and fourth quarters of 2008, YA converted $1.5 million of the Debenture into common stock.  As a result, portions of the aggregate contra-liability and derivative liabilities were reclassified to additional paid-in capital in proportion to the amount of the Debenture that was converted into common stock, resulting in reductions to the aggregate contra-liability and derivative liabilities of $408,000 and $157,000, respectively.  There have been no further conversions since the fourth quarter of 2008.  As of March 31, 2009 and December 31, 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $6.8 million and $6.5 million, respectively.  The embedded derivative liabilities were marked to fair value of $2.0 million as of March 31, 2009, resulting in a net expense of $1.5 million recognized as non-operating derivative charges in the accompanying March 31, 2009 consolidated statement of operations.  As of March 31, 2009 and December 31, 2008, the remaining principal amount of the Debenture was $8.5 million, with an estimated fair value of $8.1 million and $7.9 million, respectively.

Since the issuance of the Debenture through March 31, 2009, accrued interest to YA in the amount of $427,000 has been paid by issuing 45,458 shares of our common stock.  Subsequent to March 31, 2009 but prior to the issuance of this report, accrued interest to YA as of March 31, 2009 in the amount of $210,000 was paid by issuing 27,614 shares of our common stock.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Outstanding warrants to purchase CombiMatrix common stock are as follows (unaudited):

	Shares of Common Stock
	Issuable from Warrants
	March 31,	December 31,	Exercise
Date of Issue	2009	2008	Price	Expiration

July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
Total	2,583,958	2,583,958

8.  COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On March 10, 2009, we executed a four-year, $858,000 contract with the NASA Ames Research Center (“NASA”) for further development of our microarray technologies.  The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space.  Under the terms of this contract, we will perform research and development activities during the first year (“Phase I”) for a fixed fee of $214,000.  If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to exceed a maximum fee of $858,000 for the entire contract period.  As of March 31, 2009, we had incurred $4,000 in actual costs for Phase I of this contract, which was approximately 2% complete.

On July 31, 2008, we executed a six-month, $250,000 contract with the DoD for the development of label-free detection techniques using our microarray technology.  These detection techniques involve the synthesis of molecules known as “aptamers,” which are molecules with unique biological properties.  We substantially completed this contract during the first quarter of 2009 and do not expect to incur additional costs or revenues from this contract beyond 2009.

On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system.  The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000.  As of March 31, 2009, we had incurred $505,000 in actual costs for this contract, which was approximately 75% complete.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Human Resources

We provide certain severance benefits such that if an executive of CombiMatrix who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.  Also, if our chief executive officer is terminated for other than cause, or for death or disability, he will receive payments equal to one year’s base salary plus medical and dental benefits.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement for the three months ended March 31, 2009 and 2008 were $25,000 and $43,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the District Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  In September 2008, the District Court required National Union to post an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.

We are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date.  As of the date of this report and for all periods presented, we are not aware of the existence of any such claims or legal actions, however.

9.  SUBSEQUENT EVENT

On May 1, 2009, we closed a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to investors.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  As a result of executing the Offering, the fixed conversion price of the Debenture has been reduced to $7.50 per share, effective May 1, 2009.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K, filed on March 27, 2009.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the “Risk Factors” described in our Annual Report on Form 10-K filed on March 27, 2009.

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

CombiMatrix Molecular Diagnostics, Inc., or “CMDX,” our wholly owned subsidiary located in Irvine, California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, or “BACs,” which also enable genetic analysis.  CMDX functions primarily as a diagnostics reference laboratory.

Leuchemix Inc. (“Leuchemix”), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.

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

In late 2006, Acacia announced its intent to split off the Company as an independent public company.  On August 15, 2007 (the “Redemption Date”), all currently issued and outstanding shares of AR-CombiMatrix stock were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Global Market.  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.  Our common stock currently trades on the Nasdaq Global Market under the symbol “CBMX.”

Liquidity

At December 31, 2008 and March 31, 2009, we had cash, cash equivalents and available-for-sale investments of $9.1 million and $5.9 million, respectively, which we believed would be sufficient to meet our cash requirements to September 2009.  On May 1, 2009, we closed a registered direct offering of our common stock and warrants which, after placement agent fees and other costs, netted $7.6 million to us, and thereby extending our ability to continue operating as a going concern into 2010 (see Liquidity and Capital Resources below as well as Note 9 to the consolidated interim financial statements included elsewhere herein for further discussion).

In order for our company to continue as a going concern beyond 2010 and ultimately to achieve profitability, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues will be achieved.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our Form 10-K for our fiscal year ended December 31, 2008.

Overview Of Recent Business Activities

For the three months ended March 31, 2009, our operating activities included the recognition of $1.5 million in revenues, including $525,000 in government contract revenues, $288,000 in CustomArray product and service revenues and $727,000 in diagnostic lab revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, decreased in the first quarter of 2009 due primarily to the increased focus on commercialization of our existing suite of products and diagnostic test offerings, rather than on the development of new products and services.  Marketing, general and administrative expenses increased due primarily to increased sales and marketing efforts at CMDX and also due to increased investor and public relations costs.

Significant business developments that occurred during and subsequent to the first quarter ended March 31, 2009 were:

•                  In January 2009, CMDX entered into a new partnership with Lenetix, a New York-based diagnostics laboratory, to co-market CMDX’s suite of CGH array-based tests. These include the industry leading BAC HD ScanTM test, which is used for characterizing genomic causes of childhood developmental disorders.  The BAC HD Scan test can identify over 290 genomic causes of developmental disorders and is routinely used in postnatal genetic diagnostics.

•      In January 2009, Leuchemix, Inc., provided additional information regarding the initial clinical trial of its novel anticancer drug LC-1.  The initial trial is being performed at Cardiff University in the United Kingdom under the supervision of Professor Alan Burnett.  Work from Professor Burnett’s laboratory has also demonstrated that LC-1 may be valuable for in-patients that respond poorly to conventional therapy.

•                  In January 2009, former U.S. Food and Drug Administration Deputy Commissioner Scott Gottlieb, M.D., joined our board of directors.

•                 In February 2009, we announced preliminary data on our investigational Comprehensive Cancer Array test, showing that it can non-invasively screen for the early detection of prostate, colon, ovarian, breast and lung cancers simultaneously.  The results were presented at Cambridge Healthtech Institute’s 16th International Molecular Medicine Tri-Conference held in San Francisco.

•      In March 2009, we executed a four-year contract with NASA’s Ames Research Center to design and test a microfluidic system that incorporates our semiconductor microarray as part of an integrated genetic analysis platform that can be deployed in satellites.  Funding to us for the first year of this program will be $214,000 with three option years at similar funding levels.

•      In March 2009, we announced that the Agency for Health Protection and Promotion in Ontario, Canada had independently verified the function of our Influenza-Detection system during the 2007-2008 influenza season.

•      In April 2009, Dr. Karine Hovanes joined our wholly owned subsidiary, Combimatrix Molecular Diagnostics, Inc. (CMDX), as its Laboratory Director.  Dr. Hovanes is a Diplomat of the American Board of Medical Genetics in Clinical Molecular Genetics and Clinical Cytogenetics and is also licensed in New York and California in both cytogenetics and molecular genetics. Dr. Hovanes joins CMDX from the Laboratory Corporation of America, otherwise known as LabCorp.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K, filed on March 27, 2009, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three months Ended March 31, 2009 and 2008

Revenues and Cost of Revenues (In thousands)

	Three Months Ended March 31,		Change
	2009	2008	$	%

Government contracts	$525	$1,069	$(544)	(51)%
Cost of government contract revenues	(495)	(1,014)	519	(51)%
Products	257	575	(318)	(55)%
Services	696	283	413	146%
Cost of products and services	(657)	(405)	(252)	62%
Collaboration agreements	62	62	—	—

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the DoD, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee.  Under the terms of our contract with NASA, we are reimbursed on a periodic basis based on scheduled, contractual fixed amounts.  Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period.  Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD.

The decrease in government contract revenues for the three months ended March 31, 2009 versus the comparable period in 2008 was due primarily to fewer active contracts during 2009 versus 2008.  The recent completion of our multipathogen and electrochemical detection contracts resulted in a decrease in government contract activity and thus lower government contract revenues recognized during the three months ended March 31, 2009 versus the comparable period in 2008.

See Note 8 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware.  Product revenues decreased in the three months ended March 31, 2009 versus the comparable period in 2008 due primarily to lower instrument sales in 2009 than 2008.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  Also, declining global economic conditions have negatively impacted the sales of our instruments.  As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending largely on the sales efforts of our distributors.

Services.  Services revenues are comprised primarily of diagnostic services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $688,000 for the three months ended March 31, 2009, versus $253,000 in the comparable period in 2008.  These revenues have increased due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic lab services provided by CMDX, which is due primarily to increased sales and marketing efforts.  Including BAC array product sales, total diagnostic lab revenues at CMDX were $727,000 for the three months ended March 31, 2009 versus $273,000 in the comparable period in 2008.

Operating Expenses (In thousands)

	Three Months Ended March 31,		Change
	2009	2008	$	%

Research and development expenses	$1,131	$1,345	$(214)	(16)%
Marketing, general and administrative expenses	2,769	2,083	686	33%

Research and Development Expenses.  The decrease in internal research and development expenses for the periods presented was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform as well as reduced development efforts for new diagnostic tests.  In addition, for the three months ended March 31, 2009 and 2008, research and development expenses included $137,000 and $46,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

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

Marketing, General and Administrative Expenses.  The increase in marketing, general and administrative expenses for the three months ended March 31, 2009 versus the comparable period in 2008 was due primarily to increases in sales and marketing expenses at CMDX, as well as increased investor and public relations expenses.  In addition, for the three months ended March 31, 2009 and 2008, marketing, general and administrative expenses included $654,000 and $287,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.

See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Other Non-Operating Items

	Three Months Ended March 31,		Change
	2009	2008	$	%

Interest expense	$(513)	$(1)	$(512)	—
Derivative charges	(1,521)	—	(1,521)	—

Interest Expense.  Since July 2008, interest expense is recognized from the issuance of a secured convertible debenture (the “Debenture”), which accrues interest at an annual rate of 10% and with a current principal amount of $8.5 million.  Interest expense also includes amortization of the $2.9 million of debt discount recognized from issuance of the Debenture and warrants using the effective interest method.

Derivative Charges.  These charges represent the net expense recognized during the period from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding as of March 31, 2009.  There were no such debenture or embedded derivatives outstanding during the period ended March 31, 2008.  In accordance with SFAS 133, Derivative Implementation Group Statement 133 Implementation Issue No. B16, “Embedded Derivatives: Calls and Puts in Debt Instruments” and related guidance as well as the early adoption of EITF 07-5, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represent embedded derivatives of the Debenture that are recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or credits, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At March 31, 2009, cash, cash equivalents and available-for-sale investments totaled $5.9 million versus to $9.1 million at December 31, 2008.  Working capital at March 31, 2009 was $5.0 million, compared to $7.6 million at December 31, 2008.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operations:
Operating activities	$(2,397)	$(2,664)
Investing activities	1,513	4,012
Financing activities	(747)	24
(Decrease) increase in cash and cash equivalents	$(1,631)	$1,372

Operating Activities.  The overall net decrease in cash used in operating activities for the three months ended March 31, 2009 versus the comparable period in 2008 was due primarily to a decrease in operating cash outflows, which totaled $3.6 million for the three months ended March 31, 2009 versus $4.1 million in the comparable period in 2008.  This decrease was due primarily from the variances in timing of vendor payments.  The improvement in net cash used in operating activities from this activity was partially offset by a decrease in cash inflows from customers, which were $1.2 million for the three months ended March 31, 2009 versus $1.5 million in the comparable period in 2008.  Cash inflows from customers decreased for the periods presented primarily due to a decrease in billable DoD activity and reduced product sales as discussed above.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the three months ended March 31, 2009 and 2008, we incurred $13,000 and $18,000, respectively, of capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the repayment of credit line borrowings totaling $820,000 during the period ended March 31, 2009 versus no such activity in the comparable period in 2008.  Also, proceeds from the exercise of common stock options and warrants were $81,000 during the period ended March 31, 2009 versus $31,000 in the comparable period in 2008.

Future Liquidity.  On May 1, 2009, we closed a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.3 million.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  We believe that the addition of this capital will allow us to meet our operating cash requirements into the later half of 2010.  In order for us to continue to meet our cash requirements beyond 2010, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.

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

•                  the creation and formation of strategic partnerships; and

•                  the costs associated with leasing and improving our Irvine, California facility.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our office and laboratory premises.  We have no significant commitments for capital expenditures in 2009 or beyond.  We have executed two capital leases totaling $109,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of March 31, 2009:

	Payments Due by Period (in thousands)
					2013 and
	2009	2010	2011	2012	Thereafter

Operating leases	$409	$367	$—	$—	$—
Capital leases	10	13	14	15	1
Minimum royalty payments	75	100	100	100	575
Securred convertible debenture (1)	—	8,500	—	—	—
Total contractual obligations	$494	$8,980	$114	$115	$576

(1)   The principal amount of the Debenture as of March 31, 2009, which is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union, is reflected as being due in July, 2010 (the maturity date of the Debenture), assuming no additional conversions or early prepayments occur.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April of 2005, Acacia and we filed a complaint in U.S. District Court for the Central District of California (the “District Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the District Court issued the Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  The District Court has required, and National Union has posted, an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2009, we issued 31,053 shares of our common stock to YA in consideration of our quarterly interest charges accrued during the fourth quarter of 2008 under the terms of the Debenture.  The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D.

Item 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
10.1	Amendment No. 2 to Lease dated as of March 11, 2009 (2)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)   Incorporated by reference to Exhibit 10.28 to CombiMatrix Corporation’s Annual Report on Form 10-K filed March 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ AMIT KUMAR, PH.D.
Amit Kumar, Ph.D.
Chief Executive Officer
(Authorized Signatory)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   May 13, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (1)
10.1	Amendment No. 2 to Lease dated as of March 11, 2009 (2)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)   Incorporated by reference to Exhibit 10.28 to CombiMatrix Corporation’s Annual Report on Form 10-K filed March 27, 2009.