Form 10-Q
period 2009-06-30
CombiMatrix Corp
filed 2009-08-14
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number 001-33523

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6500 Harbour Heights Pkwy., Suite 303, Mukilteo, WA	98275
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (425) 493-2000

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

As of August 7, 2009, 7,510,073 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,985	$7,579
Available-for-sale investments	—	1,526
Accounts receivable, net of allowance for doubtful accounts of $644 and $378	835	916
Inventory	868	725
Prepaid expenses and other assets	203	219
Total current assets	12,891	10,965

Property and equipment, net	564	743
Investments in unconsolidated subsidiaries	417	938
Patents and licenses, net	4,389	4,970
Goodwill	16,918	16,918
Total assets	$35,179	$34,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,717	$2,130
Credit line borrowings	—	820
Current portion of deferred revenues	381	418
Total current liabilities	3,098	3,368

Deferred revenues, net of current portion	25	125
Capital lease obligation, net of current portion	37	43
Secured convertible debenture	6,959	6,483
Other liabilities	1,825	469
Total liabilities	11,944	10,488

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 7,479,466 and 6,288,033 shares issued and outstanding	7	6
Additional paid-in capital	53,601	43,650
Accumulated net losses	(30,373)	(19,610)
Total shareholders’ equity	23,235	24,046
Total liabilities and shareholders’ equity	$35,179	$34,534

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Government contracts	$291	$968	$816	$2,037
Products	300	623	557	1,198
Services	582	414	1,278	697
Collaboration agreements	63	62	125	124
Total revenues	1,236	2,067	2,776	4,056

Operating expenses:
Cost of government contract revenues	242	955	737	1,969
Cost of products and services	521	484	1,178	888
Research and development expenses	1,282	913	2,413	2,259
Marketing, general and administrative expenses	2,861	2,397	5,630	4,480
Patent amortization and royalties	333	361	679	722
Equity in loss of investee	261	241	511	490
Total operating expenses	5,500	5,351	11,148	10,808
Operating loss	(4,264)	(3,284)	(8,372)	(6,752)

Other income (expense):
Interest income	5	25	15	125
Interest expense	(509)	(4)	(1,022)	(5)
Derivatives credits (charges)	137	—	(1,384)	—
Total other income (expense)	(367)	21	(2,391)	120

Net loss	$(4,631)	$(3,263)	$(10,763)	$(6,632)

Basic and diluted net loss per share	$(0.65)	$(0.54)	$(1.60)	$(1.10)

Basic and diluted weighted average common shares outstanding	7,103,330	6,025,844	6,714,149	6,011,465

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:
Net loss	$(10,763)	$(6,632)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	775	908
Non-cash stock compensation	1,646	769
Derivatives charges	1,384	—
Equity in loss of investees	511	490
Warrants issued to consultants	190	—
Allowance for bad debt	287	84
Amortization of debt discount and issuance costs	571	—
Changes in assets and liabilities:
Accounts receivable	(206)	(898)
Inventory, prepaid expenses and other assets	(131)	(162)
Accounts payable, accrued expenses and other	839	405
Deferred revenues	(137)	(155)
Net cash flows from operating activities	(5,034)	(5,191)
Investing activities:
Purchase of property and equipment	(15)	(42)
Sale of available-for-sale investments	1,526	4,030
Net cash flows from investing activities	1,511	3,988
Financing activities:
Net proceeds from issuance of common stock, net	7,761	111
(Repayment) draw on credit line	(820)	808
Repayment of capital lease obligations	(12)	(14)
Net cash flows from financing activities	6,929	905

Increase (decrease) in cash and cash equivalents	3,406	(298)
Cash and cash equivalents, beginning	7,579	2,314
Cash and cash equivalents, ending	$10,985	$2,016

Non-cash financing activities:
Accrued interest paid in common stock	$451	$—
Conversion of secured convertible debenture to common stock	$100	$—
Accrued financing costs	$205	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  On December 13, 2002 (the “Merger Date”), we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  Also on the Merger Date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock.  On August 15, 2007, we split-off from Acacia (the “Redemption Date”), and all currently issued and outstanding shares of AR-CombiMatrix stock were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is currently traded on the Nasdaq Global Market.  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, as reported by us in our Annual Report on Form 10-K filed on March 27, 2009.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2009, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2008, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements to September 2009, which raised substantial doubt about our ability to continue as a going concern beyond this point.  On May 1, 2009, we closed a registered direct offering of our common stock and warrants which, after placement agent fees and other costs, netted approximately $7.6 million to us (see Note 7), which management believes extends our going concern through June 2010.

In order for us to continue operating as a going concern beyond June 2010, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.  The issuance of equity securities, should that occur, will cause dilution to our shareholders.  If external sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArrayTM products and services.  Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Stock-Based Compensation.  The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally three years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of products and services	$23	$6	$48	$11
Research and development	152	71	289	140
Marketing, general and administrative	655	331	1,309	618
Total non-cash stock compensation	$830	$408	$1,646	$769

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Loss applicable to common shareholders	$(4,631)	$(3,263)	$(10,763)	$(6,632)
Denominator:
Weighted-average common shares outstanding	7,103,330	6,025,844	6,714,149	6,011,465
Basic and diluted loss per share	$(0.65)	$(0.54)	$(1.60)	$(1.10)

Common stock options	2,059,502	1,010,229	2,059,502	1,010,229
Common stock warrants	3,813,646	2,305,274	3,813,646	2,305,274
Convertible debenture	1,120,000	—	1,120,000	—
Excluded potentially dilutive securities	6,993,148	3,315,503	6,993,148	3,315,503

Available-For-Sale Investments.  Investments in marketable securities are accounted for and classified in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”).  Investments in securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term.  Investments in marketable securities are typically classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized.  The fair value of available-for-sale investments is determined in accordance with SFAS No. 157 (see “Fair Value Measurements” below and Note 3).  We account for investments with fair values less than historical cost in accordance with Financial Accounting Standards Board (“FASB”) Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), as amended.  Under FSP 115-1, an impairment is deemed other than temporary based on a variety of factors including:  (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer.  All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time.  In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Recent Accounting Pronouncements.  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (the “Codification”).  The Codification, which was launched on July 1, 2009, became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), EITF and related literature. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We will adopt the Codification for our quarter ending September 30, 2009.  We do not expect there to be any changes to our consolidated financial statements due to the implementation of the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 167 amends FASB Interpretation No. 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  SFAS 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities and also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  We will adopt SFAS 167 and 166 for interim and annual reporting periods beginning on January 1, 2010.  We do not expect the adoption of these statements to have any material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements.  Furthermore, SFAS 165 requires disclosure of the date through which subsequent events were evaluated.  SFAS 165 is effective for interim and annual periods after June 15, 2009.  We have adopted SFAS 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 14, 2009.

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods.  All of these FSPs became effective for us beginning April 1, 2009, and did not have a significant impact on our consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at June 30, 2009 and the classification by level of input within the fair value hierarchy defined by SFAS 157 (in thousands; unaudited):

	June 30,	Fair Value Measurements at
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,342	$10,342	$—	$—
Available-for-sale investments (1)	—	—	—	—
Total	$10,342	$10,342	$—	$—

Liabilities:
Embedded derivatives (2)	$(1,825)	$—	$—	$(1,825)

(1)          All available-for-sale investments previously categorized as Level 3 assets were redeemed in January 2009.

(2)          Included in “other liabilities” in the accompanying June 30, 2009 consolidated balance sheet.  See Note 6 below for discussion of fair value measurements relating to embedded derivatives.

Beginning January 1, 2009, SFAS 157 also requires that assets and liabilities measured on a nonrecurring basis to be reflected at fair value when an other-than-temporary impairment has been deemed to occur.  We did not have any such impairments as of or for the six months ended June 30, 2009.

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (in thousands; unaudited):

	Available-
	For-Sale	Embedded
	Investments	Derivatives

Balances, December 31, 2008	$1,526	$(469)
Redemption of ARS	(1,526)	—
Conversions	—	28
Realized losses	—	(1,384)
Balances, June 30, 2009	$—	$(1,825)

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

From mid-February 2008 through the third quarter of 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they were classified as Level 3 inputs under SFAS 157.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $66,000 and $135,000 for the three and six months ended June 30, 2008, respectively.  However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

4.     COMPREHENSIVE LOSS

The following table shows our comprehensive net loss in accordance with SFAS No. 130, “Reporting Comprehensive Income,” for all periods presented (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net unrealized loss on available-for-sale investments	$—	$(66)	$—	$(135)
Net loss	(4,631)	(3,263)	(10,763)	(6,632)
Comprehensive loss	$(4,631)	$(3,329)	$(10,763)	$(6,767)

5.  CREDIT LINE BORROWINGS

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $808,000 from the Lender, secured by investments held in an investment account with the Lender.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provided that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate.  The total amount available under the LMA ranged from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million.  The LMA had no stated maturity for the principal and interest amounts borrowed by us.  However, because the Lender has the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we classified the liability as a component of current liabilities in the accompanying December 31, 2008 consolidated balance sheet.  The LMA balance of $820,000 as of December 31, 2008 was repaid by us during the first quarter of 2009, however the LMA remains available for future borrowings at similar terms if so chosen by management.

6.  SECURED CONVERTIBLE DEBENTURE

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was recently reduced to $7.50 per share - see Note 7); and (ii) warrants (the “YA Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “Court”).  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008.  We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price (“VWAP”) of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions.  We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions.  Prepayment penalties range between 0% and 10% of the principal amount due, depending upon when the cash redemption occurs during the Term.  The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $7.50 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million.  As the result of our registered direct offering that closed on May 1, 2009, the fixed conversion price of the Debenture was reduced from $11.87 per share to $7.50 per share pursuant to an anti-dilution adjustment (see Note 7).  The Debenture is secured by the Judgment as well as our intellectual property.  The YA Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the YA Warrants, but only if the VWAP of our common stock is at or greater than 130% of the YA Warrants’ exercise price for at least twenty consecutive trading days, among other conditions.  We have registered the shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the YA Warrants on Form S-3, which was declared effective by the SEC during the third quarter of 2008.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recognition on the Closing Date

On the Closing Date, we recognized the Debenture and YA Warrants based on their relative fair values of $8.2 million and $1.8 million, respectively, in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The fair value of the Debenture was determined using the convertible bond model, assuming a 15% yield.  The relative fair value of the YA Warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), with the corresponding amount reflected as a contra-liability to the Debenture.  The fair value of the warrants was determined using the Black-Scholes model, assuming a term of five years, volatility of 75%, no dividends, and a risk-free interest rate of 3.1%.

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

As a result of separating the YA Warrants and embedded derivatives from the Debenture, the aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture, which will accrete to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.

Recognition Subsequent to the Closing Date

Since the Closing Date through June 30, 2009, YA has converted $1.6 million of the Debenture into common stock, $1.5 million of which was converted in 2008 and $100,000 of which was converted during the three months ended June 30, 2009.  As of June 30, 2009 and December 31, 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $7.0 million and $6.5 million, respectively.  The embedded derivative liabilities were marked to fair value of $1.8 million as of June 30, 2009, resulting in net non-operating derivative credits (charges) of $137,000 and $(1.4 million) for the three and six months ended June 30, 2009, respectively, inclusive of the impact from reducing the fixed conversion price of the Debenture as described in Note 7 below.  As of June 30, 2009, the remaining principal amount of the Debenture was $8.4 million, with an estimated fair value of $8.1 million (excluding the imbedded derivative features).

Since the issuance of the Debenture through June 30, 2009, accrued interest to YA in the amount of $637,000 has been paid by issuing 73,072 shares of our common stock.  Subsequent to June 30, 2009 but prior to the issuance of this report, accrued interest to YA as of June 30, 2009 in the amount of $211,000 was paid by issuing 30,607 shares of our common stock.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.  SHAREHOLDERS’ EQUITY

Common Stock

On May 1, 2009, we closed a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period.  Subsequent to the date of the Offering but prior to June 30, 2009, we listed the warrants on the Nasdaq Global Market under the symbol “CBMXW”.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  As a result of executing the Offering, the fixed conversion price of the Debenture has been reduced to $7.50 per share, effective May 1, 2009.

Warrants

Prior to the Redemption Date, Acacia had issued warrants to purchase approximately 23.8 million shares of AR-CombiMatrix stock in connection with various financing transactions.  As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable for CombiMatrix common stock, adjusted for the Redemption Ratio discussed above.

Outstanding warrants to purchase CombiMatrix common stock are as follows (unaudited):

	Shares of Common Stock
	Issuable from Warrants
	June 30,	December 31,	Exercise
Date of Issue	2009	2008	Price	Expiration

June 2009	129,688	—	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	—	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
Total	3,813,646	2,583,958

On May 19, 2009 (the “Grant Date”), we issued three warrants (the “Consultant Warrants”) to a consultant to purchase a total of 125,000 shares of our common stock with an exercise price of $9.00 per share and a term of five years.  The first warrant is for 25,000 shares and becomes fully vested six months after the Grant Date.  The second and third warrants (the “Contingent Warrants”) are for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of twenty-four months from the Grant Date.  If these terms are not achieved during this twenty-four month period, the Contingent Warrants will expire on May 19, 2011.  Otherwise, if the vesting conditions are achieved within twenty-four months from the Grant Date, the Contingent Warrants will become fully exercisable for the remainder of the five-year term.

The fair value of the Consultant Warrants of $171,000 was classified as a component of additional paid-in capital in accordance with SFAS 150, EITF 07-5 and EITF 00-19, with the corresponding amount reflected as a component of marketing, general and administrative expenses in our consolidated statements of operations as of and for the three months ended June 30, 2009.  The fair value of the Consultant Warrants was determined using the Black-Scholes model, assuming a remaining term of 4.9 years, volatility of 70%, no dividends, and a risk-free interest rate of 2.5%.  In addition, the fair value of the Contingent Warrants was determined using a Monte Carlo binomial stock simulation model to determine the probability that the vesting conditions will be achieved.  We will continue to recognize mark-to-model adjustments to the Consultant Warrants during their respective vesting periods.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

8.    COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On March 10, 2009, we executed a four-year, $858,000 contract with the NASA Ames Research Center (“NASA”) for further development of our microarray technologies.  The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space.  Under the terms of this contract, we will perform research and development activities during the first year (“Phase I”) for a fixed fee of $214,000.  If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to exceed a maximum fee of $858,000 for the entire contract period.  As of June 30, 2009, we had incurred $23,000 in actual costs for Phase I of this contract, which was approximately 15% complete.

On July 31, 2008, we executed a $250,000 contract with the DoD for the development of label-free detection techniques using our microarray technology.  These detection techniques involve the synthesis of molecules known as “aptamers,” which are molecules with unique biological properties.  We substantially completed this contract during the first quarter of 2009 and do not expect to incur additional costs or revenues from this contract beyond 2009.

On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system.  The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000.  As of June 30, 2009, we had substantially completed this contract and do not expect to incur additional costs or revenues from this contract beyond 2009.

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

(Unaudited)

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement for the three and six months ended June 30, 2009 and 2008 were $25,000, $50,000, 48,000 and $91,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  In September 2008, the Court required National Union to post an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.  As of June 30, 2009, all appellate briefs by us and National Union had been filed.

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

Relationship With Acacia Research Corporation

We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. On December 13, 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation, or “Acacia.” On the same date, Acacia entered into a recapitalization transaction whereby Acacia created two classes of registered common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and divided its existing Acacia common stock into shares of the two new classes of common stock.  On August 15, 2007 (the “Redemption Date”), we split-off from Acacia and all issued and outstanding shares of AR-CombiMatrix stock were redeemed and exchanged for shares of CombiMatrix common stock at a redemption ratio of ten shares of AR-CombiMatrix stock for one share of CombiMatrix common stock (the “Redemption Ratio”), which is publicly traded on the Nasdaq Global Market (symbol: “CBMX”).  Also, warrants to purchase AR-CombiMatrix stock became exercisable to purchase CombiMatrix common stock, adjusted for the Redemption Ratio.  As of the Redemption Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Liquidity

At December 31, 2008, we had cash, cash equivalents and available-for-sale investments of $9.1 million, which we believed would be sufficient to meet our cash requirements to September 2009.  On May 1, 2009, we closed a registered direct offering of our common stock and warrants which, after placement agent fees and other costs, netted approximately $7.6 million to us, and thereby extending our ability to continue operating as a going concern into 2010 (see Liquidity and Capital Resources below as well as Note 7 to the consolidated interim financial statements included elsewhere herein for further discussion).

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

Overview Of Recent Business Activities

For the three and six months ended June 30, 2009, our operating activities included the recognition of $1.2 million and $2.8 million in revenues, respectively, including $291,000 and $816,000 in government contract revenues, respectively, $339,000 and $627,000 in CustomArray product and service revenues, respectively, and $606,000 and $1.3 million in diagnostic lab revenues, respectively.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, increased in the three and six months ended June 30, 2009 due primarily to the increased activities on our comprehensive cancer array test currently under development.  Marketing, general and administrative expenses, excluding non-cash stock compensation, also increased over the same periods due primarily to increased sales and marketing efforts at CMDX and also due to increased investor and public relations costs.

Significant business developments that occurred during and subsequent to the second quarter ended June 30, 2009 were:

•                  In April 2009, Dr. Karine Hovanes joined CMDX, as its Laboratory Director.  Dr. Hovanes is a Diplomat of the American Board of Medical Genetics in Clinical Molecular Genetics and Clinical Cytogenetics and is also licensed in New York and California in both cytogenetics and molecular genetics. Dr. Hovanes joins CMDX from the Laboratory Corporation of America, otherwise known as LabCorp.

•                  Also in April 2009, we announced an update to our Influenza-Detection Microarray to include sequence information of the latest strain of Swine Flu. The previous version of the Influenza-Detection Microarray already detected several strains of Swine Flu as well as the pathogenic Bird Flu.  Within one day of receiving sequence information of the new strain, we were able to update the array to definitively identify the Swine Flu strain.

•                  In May 2009, we closed a registered direct offering of our common stock and warrants for gross proceeds of $8.25 million.

•                In June 2009, we announced that the validation study performed by CMDX, in collaboration with the Department of Pathology at the University of Texas Health Science Center in San Antonio, TX of our HerScanTM breast cancer test, was available as an advance online publication in the official journal of the United States and Canadian Academy of Pathology, Modern Pathology.

•                  Also in June 2009, we announced that all of the appellate briefs associated with our ongoing litigation against National Union Fire Insurance Co. of Pittsburg, PA had been filed with the U.S. Ninth Circuit Court of Appeals (the “Appeals Court”), and that the next step in the appellate process is for the Appeals Court to schedule oral hearings.

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

Comparison of the Results of Operations for the Three and Six months Ended June 30, 2009 and 2008

Revenues and Cost of Revenues (In thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%

Government contracts	$291	$968	$(677)	(70)%	$816	$2,037	$(1,221)	(60)%
Cost of government contract revenues	(242)	(955)	713	(75)%	(737)	(1,969)	1,232	(63)%
Products	300	623	(323)	(52)%	557	1,198	(641)	(54)%
Services	582	414	168	41%	1,278	697	581	83%
Cost of products and services	(521)	(484)	(37)	8%	(1,178)	(888)	(290)	33%
Collaboration agreements	63	62	1	2%	125	124	1	1%

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

The decrease in government contract revenues for the three and six months ended June 30, 2009 versus the comparable periods in 2008 was due primarily to fewer active contracts during 2009 versus 2008.  The recent completion of our multipathogen and electrochemical detection contracts resulted in a decrease in government contract activity and thus lower government contract revenues recognized during the three and six months ended June 30, 2009 versus the comparable periods in 2008.  See Note 8 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  As these contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware.  Product revenues decreased in the three and six months ended June 30, 2009 versus the comparable periods in 2008 due primarily to lower instrument sales in 2009 than 2008.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  Also, declining global economic conditions have negatively impacted the sales of our instruments.  As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending largely on the sales efforts of our distributors.

Services.  Services revenues are comprised primarily of diagnostic lab services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $565,000 and $1.3 million for the three and six months ended June 30, 2009, versus $369,000 and $622,000 in the comparable periods in 2008.  These revenues have increased due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic lab services provided by CMDX, which is due primarily to increased sales and marketing efforts.  Including BAC array product sales, total diagnostic lab revenues at CMDX were $606,000 and $1.3 million for the three and six months ended June 30, 2009 versus $395,000 and $668,000 in the comparable periods in 2008.

Operating Expenses (In thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%

Research and development expenses	$1,282	$913	$369	40%	$2,413	$2,259	$154	7%
Marketing, general and admin. expenses	2,861	2,397	464	19%	5,630	4,480	1,150	26%
Patent amortization and royalties	333	361	(28)	(8)%	679	722	(43)	(6)%
Equity in loss of of investees	261	241	20	8%	511	490	21	4%

Research and Development Expenses.  The increases in internal research and development expenses for the periods presented were due primarily to the increased development efforts underway on our comprehensive cancer array test.  In addition, for the three and six months ended June 30, 2009 and 2008, research and development expenses included $152,000, $289,000, $71,000 and $140,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  These increases were due primarily to increases in the overall number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

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

Marketing, General and Administrative Expenses.  The increases in marketing, general and administrative expenses for the periods presented were due primarily to increases in sales and marketing expenses at CMDX, as well as increased investor and public relations expenses.  In addition, for the three and six months ended June 30, 2009 and 2008, marketing, general and administrative expenses included $655,000, $1.3 million, $331,000 and $618,000, respectively, of non-cash stock compensation expense recognized under SFAS No. 123R.  These increases were due primarily to increases in the overall number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Other Non-Operating Items

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	$	%	2009	2008	$	%

Interest expense	$(509)	$(4)	$(505)	12625%	$(1,022)	$(5)	$(1,017)	20340%
Derivative credits (charges)	137	—	137	—	(1,384)	—	(1,384)	—

Interest Expense.  Since July 2008, interest expense is recognized from the issuance of a secured convertible debenture (the “Debenture”), which accrues interest at an annual rate of 10% and with a current principal amount of $8.4 million as of June 30, 2009.  Interest expense also includes amortization of the $2.9 million of debt discount recognized from issuance of the Debenture and warrants using the effective interest method for the three and six months ended June 30, 2009.

Derivative Credits (Charges).  These amounts represent the net credits or charges recognized during the periods from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding as of June 30, 2009.  There were no such debenture or embedded derivatives outstanding during the periods ended June 30, 2008.  In accordance with SFAS 133, Derivative Implementation Group Statement 133 Implementation Issue No. B16, “Embedded Derivatives: Calls and Puts in Debt Instruments” and related guidance as well as the early adoption of EITF 07-5, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represent embedded derivatives of the Debenture that are recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or credits, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At June 30, 2009, cash, cash equivalents and available-for-sale investments totaled $11.0 million versus to $9.1 million at December 31, 2008.  Working capital at June 30, 2009 was 9.8 million, compared to $7.6 million at December 31, 2008.  The change in working capital was due primarily to the impact of our registered direct offering executed May 1, 2009 as well as our net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by (used in) operations:
Operating activities	$(5,034)	$(5,191)
Investing activities	1,511	3,988
Financing activities	6,929	905
Increase (decrease) in cash and cash equivalents	$3,406	$(298)

Operating Activities.  The overall net decrease in cash used in operating activities for the six months ended June 30, 2009 versus the comparable period in 2008 was due primarily to a decrease in operating cash outflows, which totaled $7.5 million for the six months ended June 30, 2009 versus $8.2 million in the comparable period in 2008.  This decrease was due primarily from reduced litigation expenses in 2009 versus 2008 as well as variances in timing of vendor payments.  The improvement in net cash used in operating activities from this activity was partially offset by a decrease in cash inflows from customers, which were $2.5 million for the six months ended June 30, 2009 versus $3.0 million in the comparable period in 2008.  Cash inflows from customers decreased for the periods presented primarily due to a decrease in billable DoD activity and reduced product sales as discussed above.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the six months ended June 30, 2009 and 2008, we incurred $15,000 and $42,000, respectively, of capital expenditures.

Financing Activities.  The overall net increase in financing activities was due to the execution of a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million, which we closed on May 1, 2009.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  This increase in net cash flows from financing activities was partially offset by the repayment of credit line borrowings totaling $820,000 during the period ended June 30, 2009 versus our draw on the same credit line of $808,000 in the comparable period in 2008.  Also, proceeds from the exercise of common stock options and warrants were $89,000 during the period ended June 30, 2009 versus $111,000 in the comparable period in 2008.

Future Liquidity.  We believe that the additional capital from the Offering will allow us to meet our operating cash requirements through June of 2010.  In order for us to continue to meet our cash requirements beyond this point, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our office and laboratory premises.  We have no significant commitments for capital expenditures in 2009 or beyond.  We have executed two capital leases totaling $109,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of June 30, 2009:

	Payments Due by Period (in thousands)
					2013 and
	2009	2010	2011	2012	Thereafter

Operating leases	$273	$367	$—	$—	$—
Capital leases	6	13	14	15	1
Minimum royalty payments	50	100	100	100	575
Secured convertible debenture (1)	—	8,400	—	—	—
Total contractual obligations	$329	$8,880	$114	$115	$576

(1)          The principal amount of the Debenture as of June 30, 2009, which is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union, is reflected as being due in July, 2010 (the maturity date of the Debenture), assuming no additional conversions or early prepayments occur.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April of 2005, Acacia and we filed a complaint in U.S. District Court for the Central District of California (the “Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the Court issued the Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, and we intend to vigorously defend against the appeal.  The Court has required, and National Union has posted, an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.  As of June 30, 2009, all appellate briefs by us and National Union had been filed.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first and second quarters of 2009, we issued 31,053 and 27,614 shares of our common stock, respectively, to YA in consideration of our quarterly interest charges accrued during the fourth quarter of 2008 under the terms of the Debenture.  The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

On May 19, 2009 (the “Grant Date”), we issued three warrants (the “Consultant Warrants”) to a consultant to purchase a total of 125,000 unregistered shares of our common stock with an exercise price of $9.00 per share and a term of five years.  The first warrant is for 25,000 shares and becomes fully vested six months after the Grant Date.  The second and third warrants (the “Contingent Warrants”) are for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of twenty-four months from the Grant Date.  If these terms are not achieved during this twenty-four month period, the Contingent Warrants will expire on May 19, 2011.  Otherwise, if the vesting conditions are achieved within twenty-four months from the Grant Date, the Contingent Warrants will become fully exercisable for the remainder of the five-year term.  The warrants were issued pursuant to an exemption under Rule 506 and/or Section 4(2) of the Securities Act of 1933.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual meeting of the Company’s shareholders on June 11, 2009, the shareholders re-elected John H. Abeles, M.D., Thomas B. Akin, Brooke P. Anderson, Ph.D., F. Rigdon Currie, and Amit Kumar, Ph.D. and elected Scott Gottlieb, M.D., to serve until the 2010 Annual Meeting of Shareholders and until their successors have been elected and qualified.  Approximately 69% of outstanding votable shares were represented in person or by proxy at the meeting.  The voting results for each matter were as follows:

Proposal No. 1:  Election of Directors

Director	For	Withheld
John H. Abeles. M.D.	4,132,510	244,030
Thomas B. Akin	3,444,222	932,318
Brooke P. Anderson, Ph.D.	4,234,603	141,937
F. Rigdon Currie	3,848,791	527,749
Amit Kumar, Ph.D.	4,235,113	141,427
Scott Gottlieb, M.D.	4,237,006	139,534

Item 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(2)	Incorporated by reference to Exhibit 3.1A to CombiMatrix Corporation’s Quarterly Report on Form 10-Q filed August 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ AMIT KUMAR, PH.D.
Amit Kumar, Ph.D.
Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  August 14, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(2)	Incorporated by reference to Exhibit 3.1A to CombiMatrix Corporation’s Quarterly Report on Form 10-Q filed August 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.