Form 10-Q
period 2009-09-30
CombiMatrix Corp
filed 2009-11-13
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

As of November 9, 2009, 7,571,886 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,905	$7,579
Available-for-sale investments	—	1,526
Accounts receivable, net of allowance for doubtful accounts of $655 and $378	681	916
Inventory	773	725
Prepaid expenses and other assets	346	219
Total current assets	9,705	10,965

Property and equipment, net	516	743
Investments in unconsolidated subsidiaries	299	938
Patents and licenses, net	4,099	4,970
Goodwill	16,918	16,918
Total assets	$31,537	$34,534

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,992	$2,130
Credit line borrowings	—	820
Current portion of deferred revenues	306	418
Total current liabilities	2,298	3,368

Deferred revenues, net of current portion	25	125
Capital lease obligation, net of current portion	33	43
Secured convertible debenture	7,271	6,483
Other liabilities	848	469
Total liabilities	10,475	10,488

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 7,539,313 and 6,288,033 shares issued and outstanding	8	6
Additional paid-in capital	54,728	43,650
Accumulated net losses	(33,674)	(19,610)
Total shareholders’ equity	21,062	24,046
Total liabilities and shareholders’ equity	$31,537	$34,534

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Government contracts	$133	$343	$949	$2,380
Products	250	158	807	1,356
Services	524	448	1,802	1,145
Collaboration agreements	63	62	188	186
Total revenues	970	1,011	3,746	5,067

Operating expenses:
Cost of government contract revenues	125	336	862	2,305
Cost of products and services	409	370	1,587	1,258
Research and development expenses	1,401	1,336	3,814	3,595
Marketing, general and administrative expenses	2,340	2,301	7,970	6,781
Patent amortization and royalties	337	341	1,016	1,063
Equity in loss of investee	107	247	618	737
Total operating expenses	4,719	4,931	15,867	15,739
Operating loss	(3,749)	(3,920)	(12,121)	(10,672)

Other income (expense):
Interest income	2	58	17	183
Interest expense	(531)	(403)	(1,553)	(408)
Derivatives credits (charges)	977	16	(407)	16
Total other income (expense)	448	(329)	(1,943)	(209)

Net loss	$(3,301)	$(4,249)	$(14,064)	$(10,881)

Basic and diluted net loss per share	$(0.44)	$(0.70)	$(2.01)	$(1.80)

Basic and diluted weighted average common shares outstanding	7,512,401	6,097,086	6,983,157	6,040,214

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net loss	$(14,064)	$(10,881)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,157	1,352
Non-cash stock compensation	2,535	1,556
Derivatives charges (credits)	407	(16)
Equity in loss of investees	618	737
Warrants issued to consultants	135	—
Allowance for bad debt	278	248
Amortization of debt discount and issuance costs	890	181
Changes in assets and liabilities:
Accounts receivable	(43)	(561)
Inventory, prepaid expenses and other assets	(175)	(284)
Accounts payable, accrued expenses and other	322	(310)
Deferred revenues	(212)	(136)
Net cash flows from operating activities	(8,152)	(8,114)
Investing activities:
Purchase of property and equipment	(59)	(55)
Sale of available-for-sale investments	1,526	4,030
Net cash flows from investing activities	1,467	3,975
Financing activities:
Proceeds from issuance of secured convertible debenture	—	10,000
Payment of debt issuance costs	—	(248)
Net proceeds from issuance of common stock	7,846	711
(Repayment) draw on credit line	(820)	808
Repayment of capital lease obligations	(15)	(21)
Net cash flows from financing activities	7,011	11,250

Increase in cash and cash equivalents	326	7,111
Cash and cash equivalents, beginning	7,579	2,314
Cash and cash equivalents, ending	$7,905	$9,425

Non-cash financing activities:
Reclassification of warrant liabilities to paid-in capital	$—	$1,780

Accrued interest paid in common stock	$634	$—

Conversion of secured convertible debenture to common stock	$100	$1,300

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, as reported by us in our Annual Report on Form 10-K filed on March 27, 2009.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2009, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.  Based on our cash and investment balances as of December 31, 2008, we believed that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet our cash requirements to September 2009, which raised substantial doubt about our ability to continue as a going concern beyond this point.  On May 1, 2009, we closed a registered direct offering of our common stock and warrants which, after placement agent fees and other costs, netted approximately $7.6 million to us (see Note 7), which management believes extends our going concern to June 2010.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC as of September 30, 2009 changes how accounting standards are referenced, the adoption did not have an impact on our consolidated financial statements.

In October 2009, the FASB ratified new authoritative accounting guidance to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The new guidance is effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We are currently evaluating both the timing and the impact of the pending adoption of the guidance on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  We will adopt this guidance for interim and annual reporting periods beginning on November 15, 2009.  We do not expect the adoption of this guidance to have any material impact on our consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on the fair value of financial instruments, which provides: (i) further provisions on estimating fair value when the markets become inactive and quoted prices reflect distressed transactions; (ii) extended disclosure requirements for interim financial statements regarding the fair value of financial instruments; and (iii) new criteria for recording impairment charges on investments in debt instruments.  We adopted the guidance on a prospective basis in the interim period ended June 30, 2009 without material impact to our consolidated financial statements.

In June 2008, the FASB ratified new authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity’s own stock.   This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  We chose to early-adopt this guidance in 2008.  See Note 6 below for further discussion of the impact of this guidance to our consolidated financial statements.

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

Revenue Recognition. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Revenues from government contracts are recognized using the partial performance method of accounting, whereby performance to date is established based on costs incurred to the total amount of estimated costs at each reporting period.  Under the partial performance method of accounting, contract revenues and costs are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs.  The partial performance method is used to recognize revenue because management considers actual costs incurred to be the best available measure of progress towards the completion of government contracts, the total profit can be reasonably computed, and collection is reasonably assured.  Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges.  Contract change orders and claims are included when they can be reliably estimated and are considered probable.  For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods.  Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.  Historically, contract revenue recognized approximates the amounts invoiced, resulting in no estimated costs and earnings in excess of billings or billings in excess of estimated costs and earnings.

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

Stock-Based Compensation.  The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally three years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of products and services	$13	$12	$61	$23
Research and development	172	121	461	261
Marketing, general and administrative	704	654	2,013	1,272
Total non-cash stock compensation	$889	$787	$2,535	$1,556

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Loss applicable to common shareholders	$(3,301)	$(4,249)	$(14,064)	$(10,881)
Denominator:
Weighted-average common shares outstanding	7,512,401	6,097,086	6,983,157	6,040,214
Basic and diluted loss per share	$(0.44)	$(0.70)	$(2.01)	$(1.80)

Common stock options	1,980,577	1,579,490	1,980,577	1,579,490
Common stock warrants	3,813,646	2,593,958	3,813,646	2,593,958
Convertible debenture	1,120,000	732,940	1,120,000	732,940
Excluded potentially dilutive securities	6,914,223	4,906,388	6,914,223	4,906,388

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Available-For-Sale Investments.  Investments in marketable securities with original maturities of less than three months are included in cash and cash equivalents, and investments with original maturities of greater than three months and less than one year are classified as short-term.  Investments in marketable securities are typically classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of accumulated other comprehensive income until realized.  We monitor our investments for impairment, which are deemed to be other-than-temporary based on a variety of factors including:  (a) the duration and severity of the impairment; (b) the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount; and (c) the financial condition of the issuer.  All available evidence, both positive and negative, is considered to determine whether the carrying amount of the investment is recoverable within a reasonable period of time.  In general, management does not consider an investment impairment to be other-than-temporary if the duration and amount of the impairment is less than twelve months and five percent of the historical cost of the investment, respectively.

Fair Value Measurements.  We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.  We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1:	Observable market inputs such as quoted prices in active markets;

•	Level 2:	Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3:	Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

Derivatives Embedded in Certain Debt Securities.  We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized in as other income (expense) in the consolidated statements of operations in the period of change.

Subsequent Events.  We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through November 13, 2009, the day the financial statements were issued.

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at September 30, 2009 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	September 30,	Fair Value Measurements at
	2009	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,569	$7,569	$—	$—
Available-for-sale investments (1)	—	—	—	—
Total	$7,569	$7,569	$—	$—

Liabilities:
Embedded derivatives (2)	$(848)	$—	$—	$(848)

(1)          All available-for-sale investments previously categorized as Level 3 assets were redeemed in January 2009.

(2)          Included in “other liabilities” in the accompanying September 30, 2009 consolidated balance sheet.  See Note 6 below for discussion of fair value measurements relating to embedded derivatives.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (in thousands; unaudited):

	Available-
	For-Sale	Embedded
	Investments	Derivatives

Balances, December 31, 2008	$1,526	$(469)
Redemption of ARS	(1,526)	—
Conversions	—	28
Derivative charges	—	(407)
Balances, September 30, 2009	$—	$(848)

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

From mid-February 2008 through the third quarter of 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models.  These models consider, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows.  Since these inputs were not observable, they were classified as Level 3 inputs.  As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $31,000 and $166,000 for the three and nine months ended September 30, 2008, respectively.  However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

4.     COMPREHENSIVE LOSS

The following table shows our comprehensive net loss for all periods presented (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net unrealized loss on available-for-sale investments	$—	$(31)	$—	$(166)
Net loss	(3,301)	(4,249)	(14,064)	(10,881)
Comprehensive loss	$(3,301)	$(4,280)	$(14,064)	$(11,047)

5.  CREDIT LINE BORROWINGS

On May 9, 2008 and pursuant to a Loan Management Account agreement (the “LMA”) with a financial institution (the “Lender”), we borrowed $808,000 from the Lender, secured by investments held in an investment account with the Lender.  The LMA is similar to a revolving line of credit borrowing facility.  The LMA provided that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate.  The total amount available under the LMA ranged from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million.  The LMA had no stated maturity for the principal and interest amounts borrowed by us.  However, because the Lender had the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we classified the liability as a component of current liabilities in the accompanying December 31, 2008 consolidated balance sheet.  The LMA balance of $820,000 as of December 31, 2008 was repaid by us during the first quarter of 2009, however the LMA remains available for future borrowings at similar terms if so chosen by management.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.  SECURED CONVERTIBLE DEBENTURE

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was recently reduced to $7.50 per share - see Note 7); and (ii) warrants (the “YA Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “District Court”).  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008.  We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price (“VWAP”) of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions.  We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions.  Prepayment penalties range between 5% and 10% during the first fifteen months of the Term and are 0% thereafter until maturity.  The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $7.50 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million.  As a result of our registered direct offering that closed on May 1, 2009, the fixed conversion price of the Debenture was reduced from $11.87 per share to $7.50 per share pursuant to an anti-dilution adjustment (see Note 7).  The Debenture is secured by the Judgment as well as our intellectual property.  The YA Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  We have the right to call the YA Warrants, but only if the VWAP of our common stock is at or greater than 130% of the YA Warrants’ exercise price for at least twenty consecutive trading days, among other conditions.  We have registered shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the YA Warrants on Form S-3, which was declared effective by the SEC during the third quarter of 2008.

Recognition on the Closing Date

On the Closing Date, we recognized the Debenture and YA Warrants based on their relative fair values of $8.2 million and $1.8 million, respectively.  The fair value of the Debenture was determined using the convertible bond model, assuming a 15% yield.  The relative fair value of the YA Warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the Debenture.  The fair value of the warrants was determined using the Black-Scholes model, assuming a term of five years, volatility of 75%, no dividends, and a risk-free interest rate of 3.1%.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recognition Subsequent to the Closing Date

Since the Closing Date through September 30, 2009, YA has converted $1.6 million of the Debenture into common stock, $1.5 million of which was converted in 2008 and $100,000 of which was converted during the second quarter of 2009.  As of September 30, 2009 and December 31, 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $7.3 million and $6.5 million, respectively.  The embedded derivative liabilities were marked to fair value of $848,000 and $768,000 as of September 30, 2009 and 2008, respectively, resulting in net non-operating derivative credits (charges) of $977,000 and $(407,000) for the three and nine months ended September 30, 2009, respectively, and credits of $16,000 for the three and nine months ended September 30, 2008, respectively.  As of September 30, 2009, the remaining principal amount of the Debenture was $8.4 million, with an estimated fair value of $8.1 million (excluding the embedded derivative features).

Since the issuance of the Debenture through September 30, 2009, accrued interest to YA in the amount of $846,000 has been paid by issuing 103,679 shares of our common stock.  Subsequent to September 30, 2009 but prior to the issuance of this report, accrued interest to YA as of September 30, 2009 in the amount of $212,000 was paid by issuing 32,573 shares of our common stock.

7.  SHAREHOLDERS’ EQUITY

Common Stock

On May 1, 2009, we closed a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period.  Subsequent to the date of the Offering, we listed the warrants on the Nasdaq Global Market under the symbol “CBMXW”.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  As a result of executing the Offering, the fixed conversion price of the Debenture has been reduced to $7.50 per share, effective May 1, 2009.

Warrants

Prior to the Redemption Date, Acacia had issued warrants to purchase approximately 23.8 million shares of AR-CombiMatrix stock in connection with various financing transactions.  As of the Redemption Date, all previously outstanding AR-CombiMatrix common stock warrants became exercisable for CombiMatrix common stock, adjusted for the Redemption Ratio discussed above.

Outstanding warrants to purchase CombiMatrix common stock are as follows (unaudited):

	Shares of Common Stock
	Issuable from Warrants
	September 30,	December 31,	Exercise
Date of Issue	2009	2008	Price	Expiration

June 2009	129,688	—	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	—	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
Total	3,813,646	2,583,958

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The fair value of the Consultant Warrants is classified as a component of additional paid-in capital with the corresponding amount reflected as a component of marketing, general and administrative expenses in our consolidated statements of operations.  We recognized mark-to-model credits (charges) of $55,000 and $(116,000) for the three and nine months ended September 30, 2009, respectively, using the Black-Scholes model, assuming a remaining term of 4.6 years, volatility of 70%, no dividends, and a risk-free interest rate of 2.3%.  In addition, the fair value of the Contingent Warrants was determined using a Monte Carlo binomial stock simulation model to determine the probability that the vesting conditions will be achieved.  We will continue to recognize mark-to-model adjustments to the Consultant Warrants during their respective vesting periods.

8.    COMMITMENTS AND CONTINGENCIES

Collaboration and Research Agreements

On September 11, 2009, we executed a fifteen-month, $1.5 million contract with the U.S. Air Force Research Laboratory for the development of automated instrumentation that uses our semiconductor microarray technologies for detecting chemical, biological and environmental hazards that can impact the health of deployed military personnel.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $1.5 million.  As of September 30, 2009, we had incurred $54,000 in actual costs under this contract, which was approximately 5% complete.

On March 10, 2009, we executed a four-year, $858,000 contract with the NASA Ames Research Center (“NASA”) for further development of our microarray technologies.  The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space.  Under the terms of this contract, we will perform research and development activities during the first year (“Phase I”) for a fixed fee of $214,000.  If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to exceed a maximum fee of $858,000 for the entire contract period.  As of September 30, 2009, we had incurred $66,000 in actual costs for Phase I of this contract, which was approximately 42% complete.

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

On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system.  The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time.  Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000.  We substantially completed this contract during the second quarter of 2009 and do not expect to incur additional costs or revenues from this contract beyond 2009.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement for the three and nine months ended September 30, 2009 and 2008 were $25,000, $75,000, 25,000 and $116,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union, seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the District Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid. In September 2008, the District Court required National Union to post an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals (the “Appellate Court”), and we intend to vigorously defend against the appeal.  All appellate briefs by us and National Union were filed during the second quarter of 2009.  Recently, the Appellate Court set a date for an oral hearing whereby each party will have 15 minutes to present arguments supplementing those in the briefs.  The date of the hearing was originally November 2, 2009.  National Union has subsequently requested and was granted a continuance of the oral hearing due to a conflict with its attorneys’ schedules.  As of the date of this filing, the Appellate Court had not determined the revised date of the hearing.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

We are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Redemption Date will remain with the Company subsequent to the Redemption Date, however.  As of the date of this report and for all periods presented, we are not aware of the existence of any such claims or legal actions.

9.    SUBSEQUENT EVENT

On November 10, 2009, our Board of Directors approved an Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer; or one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

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

Liquidity

At December 31, 2008, we had cash, cash equivalents and available-for-sale investments of $9.1 million, which we believed would be sufficient to meet our cash requirements to September 2009.  On May 1, 2009, we closed a registered direct offering of our common stock and warrants which, after placement agent fees and other costs, netted approximately $7.6 million to us, which we believe extends our ability to continue operating as a going concern to June 2010 (see Liquidity and Capital Resources below as well as Note 7 to the consolidated interim financial statements included elsewhere herein for further discussion).

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

Overview of Recent Business Activities

For the three and nine months ended September 30, 2009, our operating activities included the recognition of $970,000 and $3.7 million in revenues, respectively, including $133,000 and $949,000 in government contract revenues, respectively, $233,000 and $860,000 in CustomArray product and service revenues, respectively, and $603,000 and $1.9 million in diagnostic lab revenues, respectively.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, increased slightly in the three and nine months ended September 30, 2009 due primarily to the ongoing activities related to our comprehensive cancer array test currently under development.  Marketing, general and administrative expenses, excluding non-cash stock compensation, increased for the nine months ended September 30, 2009 versus the comparable 2008 period due primarily to increased sales and marketing expenses at CMDX as well as increased investor and public relations costs.

Significant business developments that occurred during and subsequent to the third quarter ended September 30, 2009 were:

•                 In October 2009, Mr. Chris Emery and Dr. Lony Lim joined our wholly owned subsidiary, CMDX, as Chief Operating Officer and Vice President of Operations, respectively. Mr. Emery earned his B.S. degree from the University of California, San Diego, and his Master in Business Administration from Pepperdine University. He started his career in healthcare as a Sales Manager with Johnson & Johnson’s pharmaceutical division and has since spent more than 10 years in the cancer-focused diagnostics laboratory industry.  Mr. Emery was a Marketing Manager with US LABS, Inc. (a division of Laboratory Corporation of America Holdings) and was then promoted to National Sales Manager of the Oncology sales division.  Mr. Emery was Vice President of Sales & Marketing at Response Genetics, Inc., where he helped launch the company’s portfolio of molecular diagnostic, personalized medicine testing.  He recently consulted for Agendia, a global leader in microarray genomic profiling, as Director of Clinical Trials.  Dr. Lim received both his B.S. and his Ph.D. from the University of Wisconsin-Madison and completed the William McLendon Clinical Immunology Fellowship at the University of North Carolina Hospitals, Chapel Hill. He served as Director of Scientific Affairs, Director of Flow Cytometry and Director of Anatomic Pathology at US LABS and Scientific Director — Division of Immunology at AmeriPath Specialty Laboratories. He was one of the pioneers in the genesis of Luminex Corporation’s Multi-Analyte Profiling technology (xMAP®) and was instrumental in delivering the initial clinical acceptance of xMAP® technology, which is now widely used in both protein and molecular profiling applications across numerous clinical laboratories.

•                 In October 2009, we announced that the Brooke Army Medical Center (or “BAMC”) was using our influenza-detection system to analyze influenza cases including those involving H1N1 Swine flu.  BAMC is a military hospital that is investigating the feasibility of screening all patients presenting in its emergency room with symptoms of respiratory distress and consenting to nasal swabs, by both electrochemical array-based diagnostics and bead-based multiplex fluorescent methods.

•                 In September 2009, we announced that we had received a contract from the U.S. Air Force Research Laboratory for $1.5 million to develop automated instrumentation that uses semiconductor microarray technologies for detecting chemical, biological and environmental hazards that can impact the health of deployed military personnel.

•                 In September 2009, we announced the hiring of Robert W. Baird & Co. (or “Baird”) to serve as a financial and strategic advisor in developing and reviewing certain strategies aimed at unlocking shareholder value and creating synergistic relationships for our company.

•                 In September 2009, we announced that the U.S. Ninth Circuit Court of Appeals (the “Appellate Court”) had set a date for an oral hearing regarding our $35.7 million judgment (the “Judgment”) against National Union and their subsequent appeal, whereby each party will have 15 minutes to present arguments supplementing those previously provided in the form of briefs to the Appellate Court earlier in 2009.  The date of the hearing set by the Appellate Court was originally November 2, 2009.  National Union has subsequently requested and was granted a continuance of the oral hearing due to a conflict with its attorneys’ schedules.  As of the date of this filing, the Appellate Court had not determined the revised date of the hearing.

•                 In July 2009, we announced that a validation study of our HerScanTM breast cancer test performed by CMDX, in collaboration with the Department of Pathology at the University of Texas Health Science Center in San Antonio, Texas was now available as an advance online publication in the official journal of the United States and Canadian Academy of Pathology, Modern Pathology.

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

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Revenues and Cost of Revenues (In thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%

Government contracts	$133	$343	$(210)	(61)%	$949	$2,380	$(1,431)	(60)%
Cost of government contract revenues	(125)	(336)	211	(63)%	(862)	(2,305)	1,443	(63)%
Products	250	158	92	58%	807	1,356	(549)	(40)%
Services	524	448	76	17%	1,802	1,145	657	57%
Cost of products and services	(409)	(370)	(39)	11%	(1,587)	(1,258)	(329)	26%
Collaboration agreements	63	62	1	2%	188	186	2	1%

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the DoD, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee.  Under the terms of our contract with NASA, we are reimbursed on a periodic basis, based on scheduled, contractual fixed amounts.  Revenues are recognized using the partial performance method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period.  Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD and NASA.

The decrease in government contract revenues for the three and nine months ended September 30, 2009 versus the comparable periods in 2008 was due primarily to fewer active contracts during 2009 than in 2008.  See Note 8 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  Due to the recent execution of a contract with the U.S. Air Force, we expect our government contract revenues to increase in the short-term.  As these contracts near completion, future contract revenues could be volatile and could decrease in the longer term if new government contracts are not awarded or executed.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware, as well as the sale of CGH arrays sold by our wholly owned subsidiary, CMDX.  Product revenues increased in the three months ended September 30, 2009 versus the comparable period in 2008 due primarily to higher CGH array sales, while our CustomArray-related products sold in similar volumes to the comparable period in 2008.  For the nine-months ended September 30, 2009 versus 2008, product revenues decreased primarily due to lower CustomArray instrument sales.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  Also, declining global economic conditions have negatively impacted the sales of our instruments.  As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending largely on the sales efforts of our distributors.

Services.  Services revenues are comprised primarily of diagnostic lab services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $507,000 and $1.8 million for the three and nine months ended September 30, 2009, respectively, versus $445,000 and $1.1 million in the comparable periods in 2008, respectively.  These revenues have increased due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic lab services provided by CMDX, which is due primarily to increased sales and marketing efforts.  Including BAC array product sales, total diagnostic lab revenues at CMDX were $603,000 and $1.9 million for the three and nine months ended September 30, 2009, respectively versus $463,000 and $1.1 million in the comparable periods in 2008, respectively.

Operating Expenses (In thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%

Research and development expenses	$1,401	$1,336	$65	5%	$3,814	$3,595	$219	6%
Marketing, general and admin. expenses	2,340	2,301	39	2%	7,970	6,781	1,189	18%
Patent amortization and royalties	337	341	(4)	(1)%	1,016	1,063	(47)	(4)%
Equity in loss of of investees	107	247	(140)	(57)%	618	737	(119)	(16)%

Research and Development Expenses.  The increases in internal research and development expenses for the periods presented were due primarily to the ongoing development efforts underway relating to our comprehensive cancer array test.  In addition, for the three and nine months ended September 30, 2009 and 2008, research and development expenses included $172,000, $461,000, $121,000 and $261,000, respectively, of non-cash stock compensation expense.  These increases were due primarily to increases in the overall number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

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

Marketing, General and Administrative Expenses.  The increases in marketing, general and administrative expenses for the periods presented were due primarily to increases in sales and marketing expenses at CMDX, as well as increased investor and public relations expenses.  In addition, for the three and nine months ended September 30, 2009 and 2008, marketing, general and administrative expenses included $704,000, $2.0 million, $654,000 and $1.3 million, respectively, of non-cash stock compensation expense.  These increases were due primarily to increases in the overall number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Equity in Loss of Investees.  For all periods presented, this expense represents our recognition under the equity method of accounting of our minority interests in the operations of Leuchemix, in which we own a one-third minority interest.  During the quarter ended September 30, 2009, our equity investment in Leuchemix reached $0 and as a result, we ceased recognizing additional expense from their operations.  This has caused a decrease in this expense for the three and nine months ended September 30, 2009 versus the comparable periods in 2008.

Other Non-Operating Items (In thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	$	%	2009	2008	$	%

Interest expense	$(531)	$(403)	$(128)	32%	$(1,553)	$(408)	$(1,145)	281%
Derivative credits (charges)	977	16	961	6006%	(407)	16	(423)	(2644)%

Interest Expense.  Since July 2008, interest expense is recognized from the issuance of a secured convertible debenture (the “Debenture”), which accrues interest at an annual rate of 10% and with a current principal amount of $8.4 million as of September 30, 2009.  Interest expense also includes amortization of the $2.9 million of debt discount recognized from issuance of the Debenture and warrants using the effective interest method.

Derivative Credits (Charges).  These amounts represent the net credits or charges recognized during the periods presented from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding as of September 30, 2009 and 2008.  The conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represent embedded derivatives of the Debenture that are recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or credits, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At September 30, 2009, cash, cash equivalents and available-for-sale investments totaled $7.9 million versus to $9.1 million at December 31, 2008.  Working capital at September 30, 2009 was $7.4 million, compared to $7.6 million at December 31, 2008.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash flows from operations:
Operating activities	$(8,152)	$(8,114)
Investing activities	1,467	3,975
Financing activities	7,011	11,250
Increase in cash and cash equivalents	$326	$7,111

Operating Activities.  The overall net increase in cash used in operating activities for the nine months ended September 30, 2009 versus the comparable period in 2008 was due primarily to a decrease in cash receipts from customers, which totaled $3.6 million in 2009 versus $4.4 million in 2008.  This decrease was due primarily to lower DoD contract activity and thus lower billings and collections from DoD contracts in 2009 versus 2008.  This decrease was mostly offset by a decrease in operating cash outflows, which totaled $11.8 million in 2009 versus $12.6 million in 2008.  This decrease was due primarily to the net impact of the timing of the payments to certain vendors.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the nine months ended September 30, 2009 and 2008, we incurred $59,000 and $55,000, respectively, of capital expenditures.

Financing Activities.  The change in cash flows from financing activities was driven by certain financing transactions that were executed during the nine months ended September 30, 2009 and 2008 as follows:

•      For the nine months ended September 30, 2009, our financing activities were driven primarily by the execution of a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million, which we closed on May 1, 2009.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants may not be exercised until six months after the Offering and have a term of five years.  Net proceeds from the Offering, less placement agent fees and expenses, were approximately $7.6 million.  Also impacting our net cash flows from financing activities was the repayment of credit line borrowings during the first quarter of 2009 totaling $820,000.  Finally, proceeds from the exercise of common stock options were $225,000 during the nine months ended September 30, 2009.

•                  For the nine months ended September 30, 2008, our financing activities were driven primarily by the issuance to YA Global Investments, L.P. of: (i) the Debenture with an aggregate principal amount of $10 million, which was originally convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and subsequently adjusted to $7.50 per share due to execution of the Offering described above); and (ii) warrants to purchase up to 336,984 shares of our common stock.  The Debenture is due on the earlier of July 10, 2010 or within four months after receipt of payment of the settlement proceeds from National Union in accordance with the Judgment.  The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock.  Also impacting our net cash flows from financing activities was a draw on our credit line totaling $808,000 during the second quarter of 2008.  Finally, proceeds from the exercise of common stock options were $711,000 during the nine months ended September 30, 2008.

Future Liquidity.  We believe that the additional capital from the Offering will allow us to meet our operating cash requirements to June 2010.  In order for us to continue to meet our cash requirements beyond this point, we will be required to increase revenues, reduce operating costs and possibly to obtain capital from external sources.  However, there can be no assurances that we will be able to secure additional sources of financing at times and at terms acceptable to management.  The issuance of additional equity securities, should that occur, will cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services.  Also, reductions in operating costs at CMDX, should they occur, could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations and eventually achieve profitability.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our office and laboratory premises.  We have no significant commitments for capital expenditures in 2009 or beyond.  We have executed two capital leases totaling $109,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of September 30, 2009:

	Payments Due by Period (in thousands)
					2013 and
	2009	2010	2011	2012	Thereafter

Operating leases	$145	$367	$—	$—	$—
Capital leases	3	13	14	15	1
Minimum royalty payments	25	100	100	100	575
Secured convertible debenture (1)	—	8,400	—	—	—
Total contractual obligations	$173	$8,880	$114	$115	$576

(1)          The principal amount of the Debenture as of September 30, 2009, which is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union, is reflected as being due in July, 2010 (the maturity date of the Debenture), assuming no additional conversions or early prepayments occur.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of September 30, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April 2005, Acacia and we filed a complaint in U.S. District Court for the Central District of California (the “District Court”) against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), seeking reimbursement of litigation and settlement costs for a lawsuit, pursuant to our directors’ and officers’ insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the District Court issued the Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In accordance with the distribution agreement entered into between Acacia and us prior to our separation, all proceeds from the lawsuit will be paid to us.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  This award was entered as a final Judgment in May 2008 and will continue to earn interest until paid.  In September 2008, the District Court required National Union to post an appellate bond in the amount of $39.2 million to cover the Judgment as well as accrued interest charges.  The appellate bond will remain in place until the appeal process is concluded.  National Union has appealed the Judgment to the U.S. Ninth Circuit Court of Appeals (the “Appellate Court”), and we intend to vigorously defend against the appeal.  All appellate briefs by us and National Union were filed during the second quarter of 2009.  Recently, the Appellate Court set a date for an oral hearing whereby each party will have 15 minutes to present arguments supplementing those in the briefs.  The date of the hearing set by the Appellate Court was originally November 2, 2009.  National Union has subsequently requested and was granted a continuance of the oral hearing due to a conflict with its attorneys’ schedules.  As of the date of this filing, the Appellate Court had not determined the revised date of the hearing.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the nine months ended September 30, 2009, we issued 89,274 shares of our common stock to YA in consideration of quarterly interest charges accrued during the fourth quarter of 2008 through the second quarter of 2009 under the terms of the Debenture.  The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

Item 5.  OTHER INFORMATION

On November 10, 2009, our Board of Directors approved an Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer; or one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Item 6.  EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Research and Development Contract with U.S. Air Force Research Laboratory for the Development and Use of a Semiconductor Microarray For Detecting Exposure to Environmental Hazards (4)
10.2	Supply Agreement with Illumina, Inc. (5)
10.3	Executive Change in Control Severance Plan
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(2)	Incorporated by reference to Exhibit 3.1A to CombiMatrix Corporation’s Quarterly Report on Form 10-Q filed August 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to CombiMatrix Corporation’s Current Report on Form 8-K filed September 14, 2009.
(5)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ AMIT KUMAR, PH.D.
Amit Kumar, Ph.D.
Chief Executive Officer
(Authorized Signatory and Principal Executive Officer)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   November 13, 2009

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.2	Amended and Restated Bylaws (3)
10.1	Research and Development Contract with U.S. Air Force Research Laboratory for the Development and Use of a Semiconductor Microarray For Detecting Exposure to Environmental Hazards (4)
10.2	Supply Agreement with Illumina, Inc. (5)
10.3	Executive Change in Control Severance Plan
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(2)	Incorporated by reference to Exhibit 3.1A to CombiMatrix Corporation’s Quarterly Report on Form 10-Q filed August 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to CombiMatrix Corporation’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to CombiMatrix Corporation’s Current Report on Form 8-K filed September 14, 2009.
(5)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.