Form 10-K
period 2009-12-31
CombiMatrix Corp
filed 2010-03-18
CIK 1383183

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 000-1383183

COMBIMATRIX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	47-0899439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6500 HARBOUR HEIGHTS PARKWAY, SUITE 303, MUKILTEO WA	98275
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (425) 493-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates was $50,423,000, based upon the last reported sale price of our Common Stock on that date as reported by Nasdaq. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 15, 2010, was 7,605,708.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009
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

Item 1.    BUSINESS

Overview

        CombiMatrix Corporation was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to independently register our common stock under the Securities Act of 1933 as part of a plan to split-off from Acacia (the "Split-Off"). On August 15, 2007 (the "Split-Off Date"), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: CBMX). As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

        Combimatrix Molecular Diagnostics, Inc. ("CMDX"), our wholly owned subsidiary located in Irvine, California, operates as a diagnostics reference laboratory that provides genetic diagnostics services to physicians, hospitals and clinics. CMDX provides its services through the use of arrays that utilize bacterial artificial chromosomes ("BACs") that enable genetic analysis. This type of technology is generally known as aCGH (or, array-Comparative Genomic Hybridization), and enables the analysis of gross genetic anomalies. CMDX also sells BAC array slides to labs outside the U.S. Throughout this document "CBMX" and "CMDX" may be used interchangeably. CMDX also utilizes other non-proprietary technologies and products to augment its laboratory services in aCGH as well as ancillary services.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases. Leuchemix's first compound has entered initial clinical trials in the United Kingdom.

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

        The primary use of this technology is the fabrication of oligonucleotide arrays. Oligonucleotides are short sequences of deoxyribonucleic acid, or DNA, which, when synthesized in an array format, can be used to perform several types of genetic analyses. The most common types of analyses using these arrays are the evaluation of gene expression or the identification of mutations. Gene expression is the term used to describe the identification of cell genes that are expressed or not expressed or "active" or "inactive." By evaluating the expression patterns of normal cells versus suspected diseased cells, one may be able to diagnose a genetic disease and also provide information on how to address that disease. Abnormal expression patterns have been implicated for a number of diseases. Expression analysis can also be performed to analyze the activity of a newly discovered class of nucleic acid molecule known as miRNA (micro-Riborucleic Acid). Micro-RNA molecules were discovered in the last decade and have been identified as factors that modulate other nucleic acids, and as such have been utilized in drug discovery as well as diagnostics. The analysis of miRNAs in blood is the basis of a new product in development (vide infra).

        Mutation analysis is the identification of specific changes to the sequence of DNA, where the changes may be linked to particular diseases or drug responses. By identifying a specific mutation in an individual's genome, this identification may be used to identify a disease, pre-disposition to disease, or potential drug response.

        Utilizing this platform technology, we have designed and built DNA synthesizer instruments, which we use in our manufacturing facilities to fabricate our DNA arrays. We also sell these instruments to customers who desire to manufacture arrays in their own facilities utilizing semiconductor chips supplied by us. Additionally, we have built an array reader that utilizes the electronic nature of our array for the analysis of genetic experiments. The latest version of this array reader is about the size of a television remote control device. We believe that this reader is the most compact array reader available commercially.

  Bacterial Artificial Chromosome Arrays ("BAC Arrays")

        Our BAC Arrays enable us to perform comparative genomic hybridization ("CGH") studies to evaluate gross genetic anomalies in genomes. These arrays incorporate BACs, which are fragments of

DNA that have been cloned or manufactured in a bacterium. These fragments can be placed on a substrate; in our case, a chemically modified glass slide is used. These BACs are either developed by us or obtained through other sources. We utilize these arrays to perform CGH analysis in a diagnostic and research setting to identify genetic imbalances in the form of copy number differences. CGH analysis allows us to compare the genomic DNA of a normal individual with that of an individual who may have a disease. This type of analysis evaluates the genes rather than the expression of those genes. CGH analysis is useful in evaluating gross defects in an individual's genome, such as copy number differences. Copy number differences are situations where a gene or a large portion of a gene is missing or an extra copy exists. We also utilize our BAC understanding and capabilities to develop ancillary products, including oligonucleotide arrays, for certain diagnostic services.

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

  Technologies and Compound Libraries for Oncological Drug Development

        Our minority owned subsidiary, Leuchemix, has access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix has access to state-of-the-art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems. Leuchemix also has licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncology indications including hematological disorders as well as solid tumors. Leuchemix's lead compound is a modified natural product that has demonstrated pre-clinical activity against several cancers including hematological disorders as well as solid tumors. This compound, referred to as LC-1, is currently undergoing human clinical trials in England. LC-1 is a modified natural compound, known as a parthenolide. The base compound has been modified to be more soluble and demonstrates superior pharmacokinetics. LC-1 was screened pre-clinically to demonstrate activity against a number of leukemia cells as well as leukemic stem cells. In addition, the compound has shown activity against certain solid tumors.

Market Overview

        The markets for our products and services include molecular diagnostics, also known as personalized medicine. We also sell products and services into pharmaceutical and biotechnology research markets, as well as the study of genes in other fields such as botany and agriculture (also referred to as life sciences), national defense and homeland security applications. In the future, if we are successful in developing approved drugs either internally or through our investments in companies such as Leuchemix, our market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. In addition, there may be opportunities for our products and services to address consumer-based genetic analysis as that market develops. At this time, the majority of our commercial efforts are focused on developing and marketing molecular diagnostics services and products.

  General Overview of Molecular Diagnostics, Life Sciences and Pharmaceutical Industries

        The molecular diagnostics market is a sub-segment of the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of genetic analysis of individuals to make medical decisions in the diagnosis of disease as well as the management of patients previously diagnosed. The sequencing of the human genome and associated research, as well as advances in technology, are enabling the growth of this market. Most experts believe that over the next few decades, the use of molecular diagnostics will grow rapidly and will have a revolutionary impact on the way medicine is practiced.

        This market is characterized by rapidly advancing technology, as well as uncertainty in regulatory oversight and reimbursement from third party payers. Due to rapid advances in technology, this industry is rife with many competitors and competing products and we expect continued entrance by new companies, both small and large. In addition, as regulatory agencies, such as the U.S. Food and Drug Administration ("FDA"), develop and implement new regulation, we anticipate that the operation of many tests will be affected in a manner that is difficult to predict. We have received a written opinion from the FDA indicating that our first launched test, and we believe our other tests operated in the same manner, are not subject to additional regulatory compliance. This does not guarantee that the FDA will not change its position in the future, and this opinion does not affect future tests that may be operated in a different manner.

        While there are multiple technologies being developed to address the noted molecular diagnostic applications, we feel that our technology and products are ideally suited to aid in many of these market segments. Additionally, the pharmaceutical and biotechnology industries continue to face increasing costs and risks in the drug discovery, development and commercialization process. Our products are typically used by researchers, as an aid in identifying or verifying biological markers that could be suitable targets for drugs or indicative of disease. Our products in the defense markets are utilized, by government and military agencies or private firms associated with such, in the detection of infectious agents.

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

        MicroRNAs are smaller than messenger-RNAs and are believed to modulate the function of mRNA, thus providing an additional level of control of gene function. miRNAs are being evaluated as external modulators of gene function and as drugs. They are also being evaluated as potential diagnostic biomarkers.

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

        While analysis of mRNA is the traditional application of gene expression profiling, recent studies have shown that analysis of expressed miRNA is also valuable in understanding gene function and disease correlations. Our oligonucleotide arrays can be utilized for gene expression studies of mRNA as well as miRNA.

  Array Comparative Genomic Hybridization

        CGH is the study at the gene level of gross level anomalies such as copy number polymorphisms. Array CGH is the use of an array that multiplexes the analysis of a large portion of the genome. Unlike gene expression, which monitors the activity of genes, CGH analysis studies and identifies defects at the gene level that are characteristic of disease, predisposition to diseases, the clinical course of a disease, or response to drugs. Our CGH arrays utilize probes, cloned or manufactured in bacteria, which are referred to as bacterial artificial chromosomes or BACs. Recent studies have shown that copy number polymorphisms are the cause of many diseases, susceptibility to disease, and differing responses to therapy. Our BAC arrays, as well as complementary technologies and products from other companies, are utilized in our molecular diagnostics business.

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

Diagnostics Market Segmentation

  Clinical Market

        In general, our diagnostics services and test menus are focused around our highly specialized genome array technologies. Descriptions of these specific tests are summarized below. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our unique market position and test portfolio gives us significant leverage in the rapidly growing personalized genomics/diagnostics space. Our test menu is further supplemented by what may be considered routine tests, which allow us access to a broader, yet synergistic market. We approach the clinical market by first dividing it into two basic genres, which are the diagnostic needs associated with: (i) childhood development testing, including both prenatal and postnatal development, collectively referred to as constitutional development with its concomitant constitutional diagnostic testing; and (ii) cancer testing, including both solid tumor and hematologic cancers. Within each of these broad genres, we then define our potential client base. Our market analysis indicates that regardless of which of these two genres we service, our potential customers can be divided into three general segments (listed below). Our services are tailor-made to meet the specific needs of each of the three segments. Moreover, all of our tests can be divided into two components, which in turn can be billed for independently or collectively. These components are the Technical Component ("TC"), and the Professional Component ("PC"). When performed collectively, a test is referred to and billed as, a "Global" test.

  Constitutional Diagnostic Testing

  •
  National reference laboratories, academic institutes with teaching hospitals and other large hospitals/multi-hospital systems:    This segment typically has comprehensive capabilities and performs most of the basic genetic testing, including, but not limited to, chromosome analyses, fluorescent in-situ hybridization ("FISH") and polymerase chain reaction ("PCR")-based tests in-house. Moreover, these facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical work-up and utilization of complex genomic assays in the constitutional arena. However, because of institutional budgetary restraints, a regulatory atmosphere that limits the use of third party manufactured kit components and, most importantly, limitations in the know-how to internalize specialized genomic testing platforms, this segment of the market typically out-sources the TC of their high complexity genomic test menu, while maintaining the PC interpretation in-house. Accordingly, we typically focus the marketing of our TC services to this segment of the market. From a billing perspective, many of these larger national reference laboratories have in-network relationships with third-party insurers or otherwise have allowances for esoteric tests such as ours. The latter is particularly true at academic teaching institutes with teaching hospitals. Therefore, we typically negotiate direct payment terms with this segment of the market for our TC services.

  •
  Regional reference laboratories and community hospitals:    This segment of the market is characterized by labs with the professional competence and sophistication to internalize the PC portion of our tests. However, if appropriate licensed individuals are unavailable and/or resources are limited, particularly at smaller regional labs and community hospitals, we offer our Global test services. Notably, many of these smaller reference laboratories depend on us to provide the genetic counseling services where necessary. Furthermore, unlike the larger national laboratories, this segment of the market is characterized by a preponderance of clients requiring us to bill their patient's insurers directly as opposed to a direct-to-institute billing relationship.

  •
  Physician groups:    In the developmental genetics market, physician groups, while individually constituting small market opportunities, collectively constitute a significant market opportunity. This segment of the market typically outsources all of their genetic testing services, requiring Global services and further requiring the testing laboratory (i.e., CMDX) to handle all aspects of patient billing.

  Cancer Diagnostic Testing

  •
  National reference laboratories, academic institutes with teaching hospitals and other large hospitals/multi-hospital systems:    This segment typically has comprehensive capabilities and performs most of the basic cancer genetic testing including, but not limited to, chromosome analyses, FISH and PCR-based tests, as well as routine pathology testing, in-house. However, because of institutional budgetary restraints, a regulatory atmosphere that limits the use of third party manufactured kit components and, most importantly, limitations in the know-how to internalize specialized genomic testing platforms, this segment of the market typically out-sources the TC of their high complexity genomic test menu, while maintaining the PC interpretation in-house. Accordingly, we typically focus marketing of our TC services to this segment of the market. From a billing perspective, many of these larger national reference laboratories have in-network relationships with third-party insurers or otherwise have allowances for esoteric tests such as ours. The latter is particularly true at academic teaching institutes with teaching hospitals. Therefore, we typically negotiate direct payment terms with this segment of the market for our TC services.

  •
  Regional reference laboratories, large pathology groups and small community hospitals:    This segment of the market is characterized by labs with the professional competence and sophistication to internalize the PC portion of our tests. However, if appropriate licensed individuals are unavailable and/or resources are limited, particularly at smaller regional labs and community hospitals we offer our Global test services. Furthermore, unlike the larger national laboratories, this segment of the market is characterized by a preponderance of clients requiring us to bill their patient's insurers directly as opposed to a direct-to-institute billing relationship.

  •
  Physician groups:    The physician groups in the cancer market differ substantially from those in the developmental market. They can be divided into oncology and pathology groups. Oncologists typically outsource all of their genetic testing and pathology services, requiring global services and further requiring the testing laboratory to handle all aspects of patient billing. Pathology groups on the other hand, typically perform routine pathology testing in-house, but out-source their high-complexity genome testing services. When the latter tests are outsourced, pathology groups typically require only TC services while maintaining the PC component in-house. Moreover, these groups typically prefer to internalize the billing for their PC services while requiring out-sourcing laboratories to bill their patient's insurers directly.

  Research Market

        While the primary use of our diagnostic test services is in the clinical arena, as a function of the ability to custom manufacture all of our assays in-house, coupled with our innovative and professional competence in this arena, we are also able to provide genome discovery platforms to the biopharmaceutical and biotechnology industries. We estimate that there are well over one thousand such organizations world-wide that could benefit from our laboratory expertise in the development of targeted therapeutics and companion diagnostics. We are in the very early stages of reaching out to this market since our primary commercial focus has been directed towards the clinical market.

Products and Services

  CustomArray® Platform

        Our primary product for genetic studies in the life sciences market is marketed under the trademark CustomArray®, of which products include a highly flexible oligonucleotide array that addresses researchers' specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost. CustomArray microarrays currently come in two density formats: a medium-density 12K array and a high-density 90K array. The medium-density CustomArray 12K array is available as simply a 12K array or as a CustomArray 4X2K array. The CustomArray 12K array enables analysis of up to 12,000 genes in one experiment. In contrast, the 4X2K array enables the analysis of four separate experiments of up to 2,000 genes each. The CustomArray 90K array enables the analysis of approximately 90,000 genes in one experiment. This array enables analysis of the full human genome, or an analysis of other species with redundant probes for better performance and reliability. The CustomArray 90K array is also provided in a 2x40k array format, which enables two separate experiments to analyze up to 40,000 genes. These arrays are also designed to be re-usable if treated with our proprietary stripping reagents, thus enabling an even lower cost per sample for researchers.

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

  ElectraSense® Reader-Electrochemical Scanning Instrument

        The ElectraSense® Reader is a compact scanner for CombiMatrix arrays. The ElectraSense Reader was developed to provide the market with a compact, inexpensive and easy to use scanner for performing array experiments. Current arrays, including those manufactured by us, are designed to be analyzed using optical scanning instruments. While these scanners are quite functional, they are also relatively expensive, bulky and can be difficult to use. Due to the electrochemical nature of our arrays, it is possible to scan them using an electrochemical scanner as well as an optical scanner. The advantages of the electrochemical scanner arise out of the fact that the ElectraSense Reader does not have any optical components (such as lasers, lenses and optical detectors). By eliminating these components, we believe that the ElectraSense Reader is more compact, cost efficient and easier to use than most optical scanners. The ElectraSense Reader is designed to read only CombiMatrix arrays. Our most advanced version of the scanner is about the size of a television remote control. It is the most compact scanner for arrays that is commercially available.

  Comparative Genomic Hybridization Arrays

        Our CGH arrays are fabricated using a traditional spotting instrument and are prepared on glass substrates. These arrays are used for research applications as well as molecular diagnostic applications.

  Molecular Diagnostics Applications

        Our wholly owned subsidiary, CMDX, utilizes our DNA array technologies to develop molecular diagnostic services and products. The primary focus of CMDX's efforts is the ongoing development of diagnostic services for the diagnosis of diseases and the management of patients. CMDX is a fully functional molecular diagnostics laboratory and has received federal certification by the Clinical Laboratory Improvement Amendments ("CLIA"), as well as by other state and local regulatory agencies that are required for analysis of patient samples. As such, CMDX is currently operating as a service organization, providing testing services for patients. Although many of CMDX's initial services are designed to avoid pre-market approval by the FDA, many of the services CMDX will provide may require different levels of regulatory approval from the FDA. CMDX utilizes our proprietary technologies, as well as technologies and products purchased from outside vendors.

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

        In the third quarter of 2006, we introduced our first constitutional genetic array test (the CA 650), which can identify over 50 different genetic disorders in one multiplexed analysis. In October of 2006, the FDA indicated that this test does not require approval under its guidance (IVDMIA-In Vitro Diagnostics Multivariate Index Analysis). Therefore, this test was launched under CLIA guidelines and became available for patients and physicians. In 2007 and 2008, we launched several upgrades of this test (the CA-850, CA-1000, CA-2500 and BAC HD SCAN™). The latest version of the BAC HD SCAN is capable of identifying up to 290 different genetic disorders, including Downs Syndrome (Trisomy 21), Trisomy 18, and Trisomy 13. This test is used for post-natal analysis, pre-natal analysis and the analysis of the products of conception (e.g., pregnancies that terminated spontaneously) to determine if the cause was a recognized genetic abnormality. In 2008, we launched a companion product to the BAC HD SCAN, called the Zoom-in™ array test, which enables a more detailed sequence analysis of a specific genetic aberration. While we have launched several upgraded version of CA arrays, we continue to make incremental improvements as new genetic information becomes available.

  ATScan® for the Diagnosis of Autism Spectrum Disorder

        ATScan® array is designed to detect known genomic copy-number variations ("CNVs") associated with Autism Spectrum Disorder ("ASD"). While there is considerable debate as to all of the possible causes of ASD, numerous studies have reported that structural changes, in particular, CNVs of specific chromosomal regions, can be involved as predisposition factors. ATScan array, like many of our other diagnostic products, has been updated several times and incorporates the latest genomic information linked to pre-disposition to ASD.

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

        We have launched a family of diagnostic services known as HemeScan®. Our HemeScan suite of tests are designed to address several of the common hematological malignancies including Chronic Lymphocytic Leukemia ("CLL"), Acute Lymphoblastic Leukemia, and Myelodysplastic Syndrome. For each of these services, our array-based test is designed to evaluate the underlying genetic aberrations extant in these disorders in order to enable prognosis of the clinical course of the disease. Such information can be then utilized by physicians, in concert with other tests, to make better patient management decisions and recommendations. It is estimated that the combined diagnoses of CLL, ALL, and MDS annually in the US is roughly 60,000 patients.

        In 2008 and 2009, we published a number of papers, and made presentations at a number of conferences, that discussed studies comparing data from HemeScan array services with other techniques to evaluate CLL patients. These studies were conducted with collaborators including major cancer centers, such as the MD Anderson Cancer Center in Texas. These studies demonstrated the superiority of HemeScan array services over conventional diagnostic techniques in evaluating patients with CLL.

  HerScan™

        Breast cancer is the most common malignancy in women in the United States. The American Cancer Society estimates that there were approximately 192,000 new cases of breast cancer in 2008 and about 40,000 women will die from this disease annually. Recent studies have shown that approximately 21 percent of newly diagnosed breast cancer cases have extra copies of the HER2 gene on chromosome 17 (called HER2-positive), and thus, these patients have a concomitant poor prognosis due to the aggressive disease characteristics conferred by the extra dosage of the HER2 gene product. HER2-positive tumors are likely to respond to the Herceptin drug because it is designed to target the product of the HER2 oncogene. Conversely, it is important to accurately identify patients with normal copy number or loss of the HER2 gene (HER2-negative) because, for these patients, the risks of side effects, including cardiotoxicity, are greater than any potential benefit of the drug.

        In 2008 and 2009, we launched two array services to address women with breast cancer. These were the first BAC CGH array based tests for breast cancer patients. The Her17Scan test is designed to detect amplification of the HER2 gene in breast cancer while simultaneously enumerating clinically relevant genomic changes across chromosome 17. In so doing, the Her17Scan test gives pathologists and oncologists an objective measure of the HER2 gene copy number and resolves cases that are equivocal by FISH and immuno-histochemistry ("IHC"), such as, polysomy of chromosome 17, as well as, non-concordance between FISH and IHC (estimated to account for as many as 30% of Her2-positive tumors). As a function of the enumeration of the HER2 gene through the Her17Scan test, patients are objectively assigned to one of four categories of HER2 gene status: amplification, gain, normal, or loss while simultaneously determining polysomy 17 status.

        The HerScan test provides the diagnostic insight of the Her17Scan while additionally analyzing the entire tumor genome. As part of the validation of the Her17Scan and HerScan tests, testing was completed on over 100 cases of invasive ductal and invasive lobular carcinomas. The Her17Scan test accurately and reproducibly determined HER2 status, and in addition, the HerScan test clearly revealed the genomic subtypes previously reported in the publication Cancer Research 64: 8541-8549; 2004. These subtypes include tumors showing gain of chromosome 1q; loss of chromosome 16q; amplification of the c-MYC oncogene on chromosome 8; and loss of the tumor suppressor gene P53 on chromosome 17. These additional markers, which are not simultaneously available by the conventional diagnostic techniques of IHC or FISH, provide additional relevant information, enabling the clinician to make better patient management decisions and recommendations.

  Prostate Cancer Test

        In the United States, prostate cancer is currently the second leading cause of death in men and is the most frequently diagnosed cancer in men. The American Cancer Society estimates that there were approximately 192,000 new cases of prostate cancer in 2009 and about 27,000 men will die, annually, from this disease. There are estimated to be approximately two million survivors alive today.

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

  Comprehensive Cancer Array

        Our Comprehensive Cancer Array test, or "CCA", is a product under development that is being designed to provide an early indication of cancerous growths through the analysis of a blood sample. By not requiring an invasive procedure, we feel that this test could be utilized as a screening product with broad appeal and use. This test is an array-based approach to identify specific nucleic acids that are circulating in the blood and are linked to specific tissues that may have become cancerous.

        Unlike our other oncology diagnostic products, which focus on situations where a cancer has been diagnosed, the CCA could be a screening test utilized at the time of each annual physical exam or even more frequently. The goal for this test is to identify a specific abnormal growth and possibly the organ location of the growth, so that further testing can confirm the cancer. The goal of the product is to enable the identification and diagnosis of many cancers, which would ordinarily go undetected until they had advanced to a mature stage, often making them difficult to treat. CCA is currently under development. While we hope to launch a version of the CCA in 2010, subject to acceptable clinical performance, we intend to continue to upgrade and update this test as well as perform additional clinical validations.

        We have presented preliminary data regarding the development of the CCA at a number of scientific conferences that suggests this test would be able to distinguish individuals that had cancer from those who are cancer-free. This preliminary data focused on prostate, colon, ovarian, breast, and lung cancers. We believe that the data also suggests that a methodology to identify the specific organ system where the tumor might reside might be possible upon additional development with larger patient numbers. The timely launch of this test will be dependant on a number of factors, such as partnerships, development and/or relationships with organizations with existing sales forces. An additional requirement for timely launch may be a positive regulatory opinion from the FDA.

  Homeland Security and Defense Applications

        Through U.S. government funding, our array technology is being developed to simultaneously detect toxins, viruses, and bacteria using either genomic analysis or antigen-antibody experiments, or assays. The ability to conduct over 12,000 individual assays simultaneously means that our arrays can be configured to detect many biothreat agents of interest to the U.S. Department of Defense and Department of Homeland Security within hours and with a high degree of certainty that we feel surpasses current technologies. Our goal is that these systems will eventually be portable and ultimately be completely automated.

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

        This program is enabled by the electrical characteristics of our array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and our other products utilize these methods as well as electrochemical means, we feel that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components and their corresponding mechanical requirements, as well as their power requirements, we believe that our ElectraSense® Reader detection system is less expensive, smaller, lighter and more portable than optical detection systems. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

        Though the focus of our government-funded development programs are products for military and homeland security markets, we believe that the core technology being developed by us will be applicable to products in the life sciences, molecular diagnostics, and other human healthcare markets as well. An example of a test that has been developed substantially with government funding is our Influenza A array. This array is designed to identify, specifically and objectively, which strain of Influenza A has infected an individual. This test can be used on animal samples as well as human samples. The array has been validated in collaboration with a World Health Organization laboratory and has been used in collaboration with the

U.S. government in monitoring birds that may be infected by Influenza A, including the H5N1 strain that is known commonly as Eurasian Bird Flu.

Our Strategy

        Our strategic focus is to address the growing molecular diagnostics market as well as other life science markets.

  Partnering to Expand Marketing and Sales Efforts

        We have established and will continue to pursue multiple relationships to facilitate the expansion of our array services. We hope to enter into relationships and collaborations to gain access to sales marketing and distribution channels. These relationships could include alliances with other laboratory service providers as well as larger corporations.

  Expanding Our Offerings

        We also continue to utilize the flexibility of our array technologies to develop multiple diagnostic services. In addition to providing new sources of revenue, we believe these product lines will further our goal of establishing our company as a leader in the molecular diagnostic market.

  Strengthening Technological Leadership

        We plan to continue advancing our proprietary technologies through our internal research efforts, collaborations with industry leaders and strategic licensing. We may also pursue acquisitions of complementary technologies and leverage our technologies into other value-added businesses.

  Protecting and Strengthening Intellectual Property

        Currently, we have nine patents issued in the United States, 30 patents issued internationally, 21 patent applications pending in the United States and 54 patent applications pending internationally. Our patent portfolio, together with our trade secrets, is intended to protect our proprietary technologies in those markets where we operate and where a market for our products and services exists. We plan to build our intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing, and possible acquisitions of complementary technologies. We also plan to pursue patent protection for downstream products created using our proprietary products.

Customer Billing

        Our CustomArray products and services are typically billed directly to our customers or distributors at prices that have been agreed to up-front between the customer and us.

        Customers of our diagnostics services typically fall into two broad payor categories: direct-bill and third-party payors. Direct-bill payors include healthcare institutions such as hospitals and clinics, physicians and individual patients. For the direct-bill category, our diagnostic services are billed at established contractual rates once the test results have been delivered to the referring physician. Third-party payors include organizations such as commercial insurance companies as well as government payors including Medicare and Medicaid. For the third-party payor category, our diagnostic services are billed at our list prices for the tests performed but are recognized for accounting and financial reporting purposes as service revenues based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected is recorded as a contractual allowance. For governmental payors, we bill our tests based upon published fee schedules established by the Centers for Medicare and Medicaid Services ("CMS") using individual billing codes known as Common Procedural Terminology (or "CPT") codes established for array-based laboratory diagnostic tests. The relevant CPT billing codes distinguish between TC services (i.e., the performance of a diagnostic test), PC services (i.e., the professional interpretation of a diagnostic test, typically performed by a licensed physician), and Global test services (i.e., the combination of Technical and Professional services). Medicare CPT codes and general billing and business factors allow us to provide either the Technical or Global services to our customers.

Regulatory Matters

        Our business is subject to extensive laws and regulations as described below.

  Clinical Laboratory Improvement Amendments of 1988

        As a clinical reference laboratory, CMDX is required to hold certain federal, state and local licenses, certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. We have a certificate of accreditation under CLIA to perform testing and are accredited by the College of American Pathologists ("CAP"). To renew our CLIA certificate, we are subject to periodic inspection and standards applicable to the testing that we perform. Should regulatory compliance requirements become substantially more complex, operational costs at our lab might increase in the future. If our laboratory is out of compliance with CLIA requirements, we may be subject to certain sanctions. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed.

  Health Insurance Portability and Accountability Act

        Under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information used or disclosed by health care providers. HIPAA also regulates standardization of data content, codes and formats used in health care transactions and standardization of identifiers for health plans and providers. Penalties for violations of HIPAA regulations include civil and criminal penalties. Consequently, our policies and procedures are designed to comply with such regulations. The requirements under these regulations may change periodically and we will continue to monitor such changes. There are also a number of state laws governing confidentiality of health information that are applicable to our operations, and new laws governing privacy may be adopted in the future. While we feel that we comply with regulations currently, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements as they develop.

  Federal and State Insurance Regulations, Self-referral Prohibitions and Anti-kickback Laws

        Existing federal and state laws governing Medicare and Medicaid impose a variety of restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law. Numerous civil and criminal penalties exist for many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements. These statutes and regulations are vague and have not yet been interpreted by the courts. There also exist federal and state self-referral prohibitions, which prohibit us from accepting referrals from physicians with whom we have a compensation relationship, and violations of such could result in civil and criminal penalties. There are also other rules addressing certain aspects of our business including billing and relationships with customer to which we are subject. These rules may evolve and change in the future.

  State Laboratory Licensing

        In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our clinical reference laboratory under California law. If our clinical reference laboratory is out of compliance with California standards, our license may be suspended or revoked by the California Department of Health Services ("DHS") and may subject us to fines and penalties. However, we currently maintain a license in good standing with DHS.

        We must also satisfy various application and provisional requirements for other states in which we desire to do business, including New York, Florida, Maryland, Pennsylvania and Rhode Island. We are currently not licensed by the New York State Department of Health but are seeking such a license and have obtained licenses from the other noted states. We may become aware from time to time of additional states that require out-of-state laboratories to obtain licensure in order to accept patient specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other states advising us of such requirements, we intend to strictly adhere to the instructions and guidelines from the state regulators as to how we should comply with such requirements.

  FDA

        Regulations in the U.S. covering genetic testing are in a state of change and may dramatically affect the molecular diagnostics industry in the near future. Specific guidelines and regulations are being considered by the FDA. While we believe that all of our products meet with current regulatory guidelines, future regulations may affect our existing products and services as well as products that are in development. We also believe that several companies providing products and services to the diagnostics marketplace are not complying with appropriate regulations and perhaps are incurring liabilities as a result. Our philosophy is to meet with the FDA to gain a better understanding and appropriate interpretation of the regulatory framework as well to comply with such regulations. We have met and had discussions with the FDA on several occasions and will continue to do so as our products and the industry develop.

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

Subsidiaries

        During the second quarter of 2005, we formed a wholly owned subsidiary, CMDX, in order to exploit our array technologies in the field of molecular diagnostics. As of December 31, 2009, CMDX had 34 employees located in Irvine, California.

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

        Our diagnostic services are being run by CMDX at our CLIA laboratory in Irvine, California. We market these services through web-based initiatives, trade-shows, direct sales and marketing. We also market our services through partnerships with other laboratories that enable us to leverage the commercial infrastructure of those companies. We hope to continue to expand the customer reach of our service offerings through new partnerships.

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

Patents and Licenses

        We continue to build our intellectual property portfolio to protect our products in those markets where we operate and where a market for our products and services exists. In the United States, we have been issued nine United States patents. Three of these patents (U.S. Patent No. 6,093,302, 6,280,595 and 6,444,111 all of which expire on January 5, 2018) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. These three patents have undergone ex parte reexamination in the United States Patent and Trademark Office, and all claims remain essentially the same as before the reexamination. The fourth United States Patent (U.S. Patent No. 6,456,942) describes and claims a network infrastructure for array synthesis and analysis. Ex parte reexamination of this patent is in progress. The fifth United States Patent (U.S. Patent No. 7,075,187) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. This patent has undergone ex parte reexamination in the United States Patent and Trademark Office, and all claims remain the same as before the reexamination. The sixth United States Patent (U.S. Patent No. 7,323,320) is licensed to Codon Devices. The seventh United States Patent (U.S. Patent No. 7,563,600) is also licensed to Codon Devices and is in the same family of applications as the sixth patent. The eighth United States Patent (U.S. Patent No. 7,507,837) describes and claims a process for performing an isolated palladium (II)-mediated oxidation reaction on our electrode for building libraries of organic compounds electrochemically and in parallel. The ninth United States Patent (U.S. Patent No. 7,541,314) describes and claims a microarray with a linker that is cleaved by a base for use in selective removal of oligonucleotides from the microarray. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in Europe (entire EU), Australia, and Taiwan and are pending in the remaining major industrialized markets. We have filed patent applications relating to new methods of, and materials for, electrochemical synthesis and for electrochemical detection, which eliminates the need for optical readers. In total, we have 75 patent applications pending in the United States, Europe, and elsewhere, and 21 of those applications are pending in the United States.

        We seek to protect our corporate identity, products, and services with trademarks and service marks. In addition, our trademark strategy includes protecting the identity and goodwill associated with our products and services. Currently, we have 11 registered trademarks (CUSTOMARRAY®, DESIGN-ON-DEMAND®, ELECTRASENSE®, HYB AND SEQ®, QUADROCAS®, COMBIMATRIX®, CMDX®, ATSCAN®, HEMESCAN®, UROSCAN®, and HERSCAN®) in the United States and 19 trademarks registered in numerous foreign jurisdictions. We also have seven pending trademarks in the United States and one pending trademark internationally.

        We try to obtain licenses to the patent rights of others when required to meet our business objective. For example, we purchase chemical reagents from suppliers who are licensed under appropriate patent rights. Further, our policy is to obtain licenses from patent holders for our products and services whenever such licenses are required. We evaluate if and when a license is needed and obtain opinions from outside counsel where required.

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

        We are aware of other companies or companies with divisions that have, or are developing, technologies for the molecular diagnostic markets. We believe that our primary competitors will be Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Baylor College of Medicine, Becton, Dickinson and Company, Genomic Health, Inc., Illumina, Inc., Johnson & Johnson, Roche Diagnostics GmbH, Sequenom, Inc. and Signature Genomics. However, our market is rapidly changing, and we expect to face additional competition from new market entrants, new product developments and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. At times some of these competitors may be potential partners.

Research, Development and Engineering

        Our research and development expenses were $5.2 million and $4.9 million for the years ended December 31, 2009 and 2008, respectively. Of these amounts, research and development related non-cash stock compensation charges were $621,000 and $413,000 for the years ended December 31, 2009 and 2008, respectively. We intend to invest in our proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of our products. We also plan to continue to invest in improving the cost-effectiveness of our products through further automation and improved information technologies. Our future research and development efforts may involve research conducted by us, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

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

        The following is a summary of our most recent contract awards from the U.S. federal government in connection with our biological and chemical array processor technology:

  •
  In September 2009, we executed a fifteen-month, $1.5 million contract with the U.S. Air Force Research Laboratory for the development of automated instrumentation that uses our semiconductor microarray technologies for detecting chemical, biological and environmental hazards that can impact the health of deployed military personnel. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $1.5 million. This contract is currently ongoing.

  •
  In March 2009, we executed a four-year, $858,000 contract with the NASA Ames Research Center for further development of our microarray technologies. The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space. Under the terms of this contract, we will perform research and development activities during the first year ("Phase I") for a fixed fee of $214,000. If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to exceed a maximum fee of $858,000 for the entire contract period. This contract is currently ongoing.

  •
  In July 2008, we executed a six-month, $250,000 contract with the U.S. Department of Defense ("DoD") for the development of label-free detection techniques using our microarray technology. These detection techniques involve the synthesis of molecules known as "aptamers," which are molecules with unique biological properties. This contract was substantially completed during the first quarter of 2009.

  •
  Also in July 2008, we executed a fifteen-month, $923,000 contract with the DoD to further develop our microarray technologies for a multipathogen detection system. The primary objectives of the contract are to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time. This contract was substantially completed during the second quarter of 2009.

  •
  In July 2007, we executed a one-year, $2.2 million contract with the DoD to further develop our microarray technologies. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $2.2 million. The primary objective of this contract is to continue development of a multipathogen and chemical detection system based on our microarray technologies. This contract was substantially completed during the third quarter of 2008.

  •
  In March 2007, we executed a one-year, $869,000 contract with the DoD to advance our Influenza Genotyping System. Under the terms of the contract, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $869,000. The field-deployable system is based on our CustomArray® microarray platform and ElectraSense® detection technologies. This contract was substantially completed during the second quarter of 2008.

  •
  In August 2006, we executed a two-year, $1.9 million contract with the DoD, focusing on the integration of our electrochemical detection technology currently under development with our microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications. Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee, of up to $1.9 million. This contract was substantially completed during the fourth quarter of 2008.

        We intend to continue to pursue grants and contracts that complement our research and development efforts.

Employees

        As of December 31, 2009, we had 69 full-time employees, 13 of whom hold a Ph.D. or an M.D. degree and 22 of whom are engaged in either full-time production or research and development activities. We believe that we maintain good relationships with our employees.

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

Risks Related To Our Business

We may not be able to meet our cash requirements beyond June 2011 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

        As of December 31, 2009, we had $5.4 million in cash and cash equivalents which, along with litigation settlement proceeds received in February 2010, we anticipate will meet our cash requirements through approximately June 2011. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. If external financing sources are not available or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our CustomArray products and diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations in order to eventually achieve profitability.

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

        To date, we have relied primarily upon selling equity and convertible securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified above that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot be sure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may suffer.

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

        The market value of our company has been volatile and at times has approached our book value. Should our market value decline below our book value, our goodwill in the amount of $16.9 million as of December 31, 2009 could be impaired.

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

The genetic diagnostic laboratory market is characterized by rapid technological change, frequent new product introductions, and evolving industry standards, and we may encounter difficulties keeping pace with changes in this market.

        The introduction of diagnostic tests embodying new technologies and the emergence of new industry standards can render existing tests obsolete and unmarketable in short periods of time. We expect our competitors to introduce new products and services and enhancements to their existing products and services. Our future success will depend upon our ability to enhance our current tests, and to develop new tests, in a manner that keeps pace with emerging industry standards and achieves market acceptance. Our inability to accomplish any of these endeavors will likely have a material adverse effect on our business, operating results, cash flows, and financial condition.

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

        We expect to compete with companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using established sequential and parallel testing technologies. We are also aware of other biotechnology companies that have or are developing testing technologies for the SNP genotyping, gene expression profiling, CGH and proteomic markets. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and our competitors improve their current products or introduce new ones.

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

A significant component of our revenue is dependent on successful insurance claims. Our revenue will be diminished if payors do not adequately cover or reimburse us for our services.

        Physicians and patients may decide not to order our high-complexity genomic microarray tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor's determination that tests using our technologies are:

  •
  not experimental or investigational;

  •
  medically necessary;

  •
  appropriate for the specific patient;

  •
  cost-effective;

  •
  supported by peer-reviewed publications; and

  •
  included in clinical practice guidelines.

        A substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payors. However, there is uncertainty concerning third-party payor reimbursement of any test, including our high-complexity genome microarray tests. Several entities conduct technology assessments of medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. Although our tests have been determined to be a standard of care by several of the physician colleges and organizations in our arena, and we have received appropriate reimbursements from a number of insurers it is possible that federal, state and third party insurers may limit their coverage of our tests in the future.

        Increasing emphasis on managed care in the United States is likely to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications or services. Governmental payors and private payors are scrutinizing new medical products and services. Such third-parties may not cover, or may limit coverage and resulting reimbursement for our services. Additionally, third-party insurance coverage may not be available to patients for any of our existing assays or assays we may discover and develop in the future. Any pricing pressure exerted by these third-party payors on our customers may, in turn, be exerted by our customers on us. If governmental payors, including their contracted administrators, and other third-party payors do not provide adequate coverage and/or timely reimbursement for our services, our operating results, cash flows, or financial condition may decline.

Our cash flows and financial condition may decline if payors do not reimburse us for our services in a timely manner.

        We depend on our payors to reimburse us for our services in timely manner. If our payors, particularly Medicare or Medicare's designated administrator, does not reimburse us in a timely manner, our cash flows and financial condition may decline.

Third party billing is extremely complicated and could result in us incurring significant additional costs.

        Billing for esoteric laboratory services is extremely complicated. The customer is the party that refers the tests and the payor is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and/or applicable law, we need to bill various payors, such as patients, health insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Health insurance companies and governmental payors also generally require complete and correct billing information within certain filing deadlines. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Health insurance companies also impose routine external audits to evaluate payments made. Additional factors complicating billing are:

  •
  pricing differences between our fee schedules and the reimbursement rates of the payors;

  •
  disputes with payors as to which party is responsible for payment; and

  •
  disparity in coverage and information requirements among various carriers.

        We incur significant additional costs as a result of our participation in the Medicare and Medicaid programs, as billing and reimbursement for laboratory testing are subject to considerable and complex federal and state regulations. The additional costs we expect to incur as a result of our participation in the Medicare and Medicaid programs include costs related to, among other factors: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) implementing compliance procedures and oversight; (4) collections and legal costs; (5) challenging coverage and payment denials; and (6) providing patients with information regarding claims processing and services, such as advanced beneficiary notices.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, failure of which could result in significant penalties and our suspension of one or more licenses.

        The clinical laboratory testing industry is highly regulated. We are subject to CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory.

        We are also required to maintain a license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future.

Loss of or adverse changes to our accreditations or licenses could materially and adversely affect our business, prospects and results of operations.

        We may be subject to regulation in foreign jurisdictions as we seek to expand international distribution of our test. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

  •
  Federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

  •
  Federal and state laboratory anti-mark-up laws;

  •
  Federal and state anti-kickback laws;

  •
  Federal and state false claims laws;

  •
  Federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

  •
  Coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

  •
  Restrictions on reimbursements for our services;

  •
  Federal and state laws governing laboratory testing, including CLIA;

  •
  Federal and state laws governing the development, use and distribution of diagnostic medical tests known as "home brews";

  •
  HIPAA;

  •
  Federal and state regulation of privacy, security and electronic transactions;

  •
  State laws regarding prohibitions on the corporate practice of medicine;

  •
  State laws regarding prohibitions on fee-splitting;

  •
  Federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

  •
  Occupational Safety and Health Administration ("OSHA") rules and regulations.

        The above noted laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of such laws and regulations. While we believe that we are currently in material compliance with applicable laws and regulations, a determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, would adversely affect our business, prospects, results of operations and financial condition. In addition, a significant change in any of these laws may require us to change our business model in order to maintain compliance with these laws, which could reduce our revenue or increase our costs and adversely affect our business, prospects, results of operations, and financial condition.

We are subject to significant environmental, health and safety regulation.

        We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. In addition, the OSHA has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the federally-enacted Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. If we are found in violation of any of these regulations, we could be subject substantial penalties or discipline and our business, prospects and results of operations could be materially and adversely affected.

We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare & Medicaid laws, and our failure to comply with these laws could result in significant penalties and other adverse consequences.

        As our business grows, particularly in the cancer arena, we anticipate that a significant component of our revenue will be dependent on reimbursement from Medicare and state Medicaid programs. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning of funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory.

Our business is subject to stringent laws and regulations governing the privacy, security and transmission of medical information, and our failure to comply could subject us to criminal penalties and civil sanctions.

        Governmental laws and regulations affect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

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

        Our success depends on our ability to protect and exploit our intellectual property. Currently, we have nine patents issued in the United States, 30 patents issued internationally, 21 patent applications pending in the United States and 54 patent applications pending internationally. The patents covering our core technology begin to expire January 5, 2018.

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

        As of December 31, 2009, there were outstanding warrants to purchase approximately 3.9 million shares of our common stock. We may find it more difficult to raise additional equity capital while some or all of these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may not be able to obtain financing on favorable terms, or at all. If we are unable to obtain financing, our business, results of operations, or financial condition could be materially and adversely affected, and we could be forced to curtail or cease operations.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and laboratory space of approximately 31,000 square feet in Mukilteo, Washington, under a lease agreement that expires in October 2010. We also lease approximately 12,300 square feet in Irvine, California under a lease agreement that expires in January 2013. Management is currently reviewing a number of leasing options for its Mukilteo facilities.

Item 3.    LEGAL PROCEEDINGS

        In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA ("National Union") (collectively, the "Parties"), seeking reimbursement of litigation and settlement costs for a prior lawsuit, pursuant to our directors and officers insurance policy with National Union. A trial was held and concluded during the fourth quarter of 2007. In March 2008, the U.S. District Court for the Central District of California (the "District Court") issued its judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union (the "Judgment"). In accordance with the distribution agreement entered into between Acacia and us prior to the Split-Off, all proceeds from the lawsuit were to be paid to us. In May 2008, the District Court awarded us an additional $3.6 million in attorneys' fees and litigation costs, thereby increasing the overall award to $35.7 million. This award was entered as a final Judgment in May 2008 and would continue to earn interest until paid. National Union appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed. On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25.0 million to us in order to settle the dispute. These proceeds were paid on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.

Item 4.    RESERVED

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

        Our common stock is traded on the NASDAQ Global Market under the symbol of "CBMX." The following table sets forth, for the periods indicated, the high and low quarterly sales prices of our common stock as quoted on the NASDAQ stock market.

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$6.70	$7.33	$8.49	$10.05	$14.88	$16.38	$11.27	$11.60
Low	$5.50	$5.41	$6.30	$6.55	$4.73	$9.50	$9.02	$7.03

        As of March 15, 2010, there were 45 holders of record of our common stock, one of which is Cede & Co., a nominee for the Depository Trust Company ("DTC"). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one shareholder.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	2,036,663	$7.47	6,178,319
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	2,036,663	$7.47	6,178,319

(1)
Our 2006 CombiMatrix Stock Incentive Plan as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of

  December in the prior calendar year; in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed thirty million shares. Please refer to Note 15 to our consolidated financial statements for additional information.

Recent Sales of Unregistered Securities

        For the three months ended December 31, 2009, we issued 32,573 shares of our common stock to YA Global Investments, L.P. ("YA"), in consideration of quarterly interest charges accrued during the third quarter of 2009 under the terms of a secured convertible debenture that we issued to YA in July 2008. The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

        Combimatrix Molecular Diagnostics, Inc. ("CMDX"), our wholly owned subsidiary located in Irvine, California, operates as a diagnostics reference laboratory that provides genetic diagnostics services to physicians, hospitals and clinics. CMDX provides its services through the use of arrays that utilize bacterial artificial chromosomes ("BACs") that enable genetic analysis. This type of technology is generally known as aCGH (or, array-Comparative Genomic Hybridization), and enables the analysis of gross genetic anomalies. CMDX also sells BAC array slides to labs outside the U.S. CMDX also utilizes other non-proprietary technologies and products to augment its laboratory services in aCGH as well as ancillary services.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases. Leuchemix's first compound has entered initial clinical trials in the United Kingdom.

Prior Relationship With Acacia Research Corporation

        We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1933 as part of a plan to split-off from Acacia (the "Split-Off"). On August 15, 2007 (the "Split-Off Date"), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: CBMX). As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Liquidity

        At December 31, 2009, we had cash and cash equivalents of $5.4 million and in February 2010, we received $19.4 million in proceeds from our settlement with National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), net of attorneys' fees and costs. As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet our cash requirements through approximately June 2011. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of capital will be available at times and at terms acceptable to us. The issuance of additional equity securities may also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, of which reduction could jeopardize the future strategic initiatives and business plans of our company. See the Liquidity and Capital Resources section below as well as Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview Of Recent Business Activities

        During 2009, our business activities were driven by activities in several strategic areas. First, we executed two new development contracts with the DoD and with NASA totaling $1.7 million to be recognized through 2010. Additional program funding of up to $644,000 is possible through 2013 should NASA choose to continue development. Late in 2009, we launched our next-generation ElectraSense® microarray reader that electrochemically measures up to 12,000 probes on an array in less than 25 seconds. Our diagnostics subsidiary, CMDX, launched new updates and improvements to several of its existing tests including its HemeScan™, ATScan™ and BAC HD Scan™ tests. During 2009, we continued the development of our cancer screen diagnostic test, which we expect to launch as a commercial test in late 2010 subject to U.S. FDA regulatory analysis. We strengthened our executive leadership team by adding Dr. Scott Gottlieb, the former Deputy Commissioner of the U.S. FDA, to our board of directors. In May 2009, we closed a registered direct offering of our common stock and warrants for net proceeds of $7.6 million. Finally, in September 2009, we hired Robert W. Baird & Co. to serve as a financial and strategic advisor to aid CombiMatrix in developing and reviewing certain strategies aimed at unlocking shareholder value and creating synergistic relationships for our company, and in early 2010, we added Inverness Advisors, LLC to augment the efforts of Robert W. Baird & Co. Historically, we have relied primarily upon investing and financing activities to fund operating activities. Our net proceeds from investing and financing activities in 2009 were consistent with prior years and at December 31, 2009, our cash and cash equivalent balances, including anticipated cash flows from future operations, proceeds from our settlement with National Union and other existing sources of credit are expected to be sufficient to meet our operating capital requirements through approximately June 2011. We may be required to seek additional sources of capital including the issuance of debt and/or equity securities.

        During 2008, our business activities were also driven by activities in several strategic areas. First, we executed two new development contracts with the DoD totaling $1.2 million to be recognized through 2009. Additional appropriations for CombiMatrix of up to $2.0 million were included in the 2009 U.S. Defense Appropriations Bill for the U.S. military, and contracts related to these appropriations are expected to be executed during 2009. Our diagnostics subsidiary, CMDX, launched several new diagnostic services using its Constitutional Genetic Array Test, or CGAT, during the year, including the HerScan™

and ProScan™ tests for assessment of newly diagnosed breast cancer and prostate cancer, respectively, as well as launching updates and improvements to several of its existing tests including its HemeScan™, ATScan™ and BAC HD Scan™ tests. In October 2008, we announced the development of our cancer screen diagnostic test, which we expect to develop over the next eighteen to twenty-four months. In March 2008, the United States District Court for the Central District of California (the "District Court") issued a judgment in favor of CombiMatrix in the amount of $32.1 million (the "Judgment") to be paid by National Union, and later increased the award to $39.2 million for attorneys' fees, litigation costs and accrued interest. The Judgment was related to a lawsuit that we brought against National Union, our directors' and officers' insurance carrier, for failing to cover CombiMatrix for litigation and settlement costs incurred by us in defending a prior lawsuit that was settled in 2002. National Union appealed the Judgment, and we vigorously opposed its appeal until final settlement was reached in January 2010 (discussed above). Finally, in July 2008, we received $10 million in gross proceeds from selling a secured convertible debenture and warrants to a single institutional investor.

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

        In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

        Revenue from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when delivery has occurred. We sell our products directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end-users. Our standard agreements do not provide for credits, returns or exchanges with our customers or distributors. Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, individuals and government payors including Medicare and Medicaid. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. Because a substantial portion of our revenues is from non-contracted third party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. For all periods presented, such adjustments have not been significant.

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

        Revenues from multiple-element arrangements involving license fees, up-front payments, milestone payments, products and/or services, which are received and/or are billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

        Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

  Accounting for Stock-Based Compensation

        Compensation expense for all stock-based awards is measured at the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award), which is generally three years for awards to our employees. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized. We considered several factors in connection with our estimates of pre-vesting forfeitures including types of awards, employee class and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeiture are periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.

  Fair Value Measurements

        We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

• Level 1:	Observable market inputs such as quoted prices in active markets;
• Level 2:	Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
• Level 3:	Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions

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

  Accounting for Income Taxes

        We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however.

  Valuation of Long-Lived and Intangible Assets and Goodwill

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

        Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. We only have one reporting unit. The fair value of the CombiMatrix Corporation reporting unit for 2009 and 2008 was determined using quoted market prices for CombiMatrix Corporation common stock. There can be no assurance that future goodwill impairment tests will not result in impaired charges.

Results of Operations

  Revenues and Cost of Revenues (In thousands)

	For the Years Ended December 31,		Change
	2009	2008	$	%
Government contracts	$1,218	$2,718	$(1,500)	(55%	)
Cost of government contracts	(1,114)	(2,625)	1,511	58%
Products	1,036	1,603	(567)	(35%	)
Cost of products	(649)	(750)	101	13%
Services	2,390	1,694	696	41%
Cost of services	(1,354)	(985)	(369)	(37%	)
Collaboration agreements	250	248	2	1%

        Government Contracts and Cost of Government Contracts.    Under the terms of our contracts with the DoD, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee. Under the terms of our contract with NASA, we are reimbursed on a periodic basis, based on scheduled, contractual fixed amounts. Revenues are recognized using the partial performance method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period. Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD and NASA. Changes in the number of contracts underway coupled with changes in the underlying contract activity contributes to the overall increase or decrease in government contracts revenue from year to year. The changes in contract activity also contribute to the change in government contract costs for the years presented. See Note 12 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the years presented. As existing contracts near completion, future contract revenues could be volatile in the short-term and decrease in the longer term if new government contracts are not awarded or executed.

        Products and Cost of Products.    Product revenues and costs of products relate to domestic and international sales of our array products, which include DNA synthesizer instruments, CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware, as well as the sale of CGH arrays sold by our wholly owned subsidiary, CMDX. Product revenues decreased for the year ended December 31, 2009 compared to 2008 due primarily to lower DNA synthesizer instrument and microarray reader sales. As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets. Also, declining global economic conditions have negatively impacted the sales of our instruments. As a result, CustomArray product revenues will likely be volatile and could decrease in future periods, depending largely on the sales efforts of our distributors. Product sales from CMDX were $238,000 and $127,000 for the years ended December 31, 2009 and 2008, respectively. Cost of products includes materials, labor and allocations for manufacturing overhead, as well as non-cash stock compensation expense charges, which were $18,000 and $11,000 for the years ended December 31, 2009 and 2008, respectively. The overall decrease in product cost of sales was commensurate with the decrease in overall product revenues.

        Services and Cost of Services.    Services revenues are comprised primarily of diagnostic lab services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers. Diagnostic services revenues from CMDX were $2.3 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively. These revenues have increased due to an increased number of diagnostic test offerings as well as increased customer demand for our suite of diagnostic services provided by CMDX, which is due primarily to increased sales and marketing efforts at CMDX during 2009 and 2008. Cost of services includes materials, labor and allocations for manufacturing overhead, as well as non-cash stock compensation expense charges, which were $59,000 and $24,000 for the years ended December 31, 2009 and 2008, respectively. The increase in cost of services was commensurate with the increase in overall services revenues.

  Operating Expenses (In thousands)

	For the Years Ended December 31,		Change
	2009	2008	$	%
Research and development expenses	$5,165	$4,913	$252	5%
Marketing, general and administrative expenses	10,038	9,220	818	9%
Patent amortization and royalties	1,339	1,410	(71)	(5%	)
Equity in loss of investee	618	1,029	(411)	(40%	)

        Research and Development Expenses.    The increase in internal research and development expenses was due primarily to the ongoing development efforts underway relating to our comprehensive cancer array test. In addition, research and development expenses include $621,000 and $413,000 for the years ended December 31, 2009 and 2008, respectively, of non-cash stock compensation expense.

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

        Marketing, General and Administrative Expenses.    The increase in marketing, general and administrative expenses was due primarily to increases in sales and marketing expenses at CMDX, as well as increased investor and public relations expenses. In addition, marketing, general and administrative expenses include non-cash stock compensation charges, which were $2.6 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. These increases were due primarily to increases in the overall number of stock option awards granted to our employees during the past twelve months.

        Equity in Loss of Investee.    For all periods presented, this expense represents our recognition under the equity method of accounting of our minority interests in the operations of Leuchemix, in which we own a one-third minority interest. During 2009, our equity investment in Leuchemix reached $0 and as a result, we ceased recognizing additional expense from their underlying operations. This has caused a decrease in this expense for the year ended December 31, 2009 versus 2008.

  Other Non-Operating Items (in thousands)

	For the Years Ended December 31,		Change
	2009	2008	$	%
Interest income	$19	$225	$(206)	(92%	)
Interest expense	(2,110)	(862)	(1,248)	(145%	)
Derivatives (charges) gains	(163)	301	(464)	(154%	)

        Interest Income.    Interest income decreased due to lower average cash and investment balances coupled with lower market interest rates during 2009 compared to 2008.

        Interest Expense.    Since July 2008, interest expense is recognized from the issuance of a secured convertible debenture (the "Debenture"), which accrues interest at an annual rate of 10% of the outstanding principal amount of the Debenture. Interest expense also includes amortization of the original $2.9 million of debt discount recognized from issuance of the Debenture and warrants in July 2008 using the effective interest method. Interest expense increased during 2009 compared to 2008 due to a full year's worth of interest and amortization charges incurred during 2009 versus only a partial year in 2008.

        Derivative (Charges) Gains.    These amounts represent the net charges or gains recognized during the periods presented from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding as of December 31, 2009 and 2008. The conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represent embedded derivatives of the Debenture that are recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of mark-to-model valuation adjustments. The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

Inflation

        Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

        At December 31, 2009, cash and cash equivalents totaled $5.4 million, compared to $9.1 million at December 31, 2008. Working capital was $(3.0 million) at December 31, 2009, compared to $7.6 million at December 31, 2008. Working capital decreased as of December 31, 2009 primarily due to the classification of the remaining $8.4 million Debenture due July 10, 2010 as a short-term liability as well as the overall decreases in cash, cash equivalents and available-for-sale investment balances compared to December 31, 2008. Cash balances decreased during 2009 due primarily to the operating and financing transactions discussed below that were executed in 2009 versus 2008.

        The change in cash and cash equivalents for the years ended December 31, 2009 and 2008 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2009	2008	Change
Net cash provided by (used in):
Operating activities	$(10,566)	$(10,393)	$(173)
Investing activities	1,422	4,318	(2,896)
Financing activities	7,008	11,340	(4,332)

(Decrease) increase in cash and cash equivalents	$(2,136)	$5,265	$(7,401)

        Operating Activities.    The overall decrease in net cash used in operations was due primarily to a decrease in cash receipts from customers, which totaled $4.7 million in 2009 compared to $5.6 million in 2008. The primary reason for the decrease in cash receipts from customers was due to decreased cash receipts from fewer active DoD contracts in 2009 compared to 2008. This decrease was partially offset by a decrease in cash outflows to vendors, which was $15.5 million in 2009 compared to $16.1 million in 2008. This decrease was caused primarily by lower litigation costs in 2009 compared to 2008 as well as timing of vendor payments.

        Investing Activities.    The decrease in net cash flows from investing activities was due primarily to our ongoing short-term cash management activities and changes in short-term investments in connection with certain financing activities discussed below. Fixed asset purchases were $104,000 and $62,000 in 2009 and 2008, respectively.

        Financing Activities.    The decrease in cash flows from financing activities was driven by certain financing transactions that were executed during the years ended December 31, 2009 and 2008 as follows:

  •
  During 2009, our financing activities were driven primarily by the completion of a registered direct offering (the "Offering") of our common stock and warrants for gross proceeds of $8.25 million, which we closed on May 1, 2009. Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors. Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share. The warrants were not exercisable until six months after the Offering and have a term of five years. Net proceeds from the Offering, less placement agent fees and expenses, were approximately $7.6 million. Also impacting our net cash flows from financing activities was the repayment of credit line borrowings during the first quarter of 2009 totaling $820,000. Finally, proceeds from the exercise of common stock options were $224,000 during 2009.

  •
  During 2008, our financing activities were driven primarily by the issuance to YA Global Investments, L.P. ("YA") of: (i) the Debenture with an aggregate principal amount of $10 million, which was originally convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and subsequently adjusted to $7.50 per share due to execution of the Offering in 2009); and (ii) warrants to purchase up to 336,984 shares of our common stock. The Debenture was due on the earlier of July 10, 2010 or within four months after receipt of payment of the settlement proceeds from National Union in accordance with the Judgment. The Debenture bore interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock. We repaid the Debenture in full in 2010. Also impacting our net cash flows from financing activities was a draw on our credit line totaling $808,000 during the second quarter of 2008. Finally, proceeds from the exercise of common stock options were $808,000 during 2008.

        Future Liquidity.    We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. We believe that our cash and cash equivalent balances, proceeds from our settlement with National Union (received February 2010), anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements through approximately June 2011.

        In order for us to continue as a going concern beyond June 2011, we may be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us. The issuance of equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray™ products and services. Also, reduction in operating costs at CMDX, should they occur, could jeopardize its ability to launch, market and sell additional diagnostics products and services necessary to grow and sustain its operations to eventually achieve profitability.

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

Off-Balance Sheet Arrangements

        We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises. We have no significant commitments for capital expenditures in 2010 or beyond. We have executed three capital leases totaling $244,000 for certain laboratory equipment. The following table lists our material known future cash commitments as of December 31, 2009:

	Payments Due by Period (in thousands)
	2010	2011	2012	2013	2014 and Thereafter
Operating leases	$531	$189	$196	$16	$—
Capital leases	68	68	68	55	—
Minimum royalty payments	100	100	100	100	475
Secured convertible debenture(1)	8,400	—	—	—	—

Total contractual obligations	$9,099	$357	$364	$171	$475

(1)
The principal amount of the Debenture due to YA as of December 31, 2009 was $8.4 million and is due the earlier of July 10, 2010 or four months after receiving the settlement payment from National Union. On February 3, 2010, we repaid $6.0 million of the Debenture from settlement proceeds received from National Union, pursuant to a settlement agreement executed between us, Acacia and National Union on January 27, 2010. On March 2, 2010, the remaining $2.6 million of principal, plus accrued interest, was repaid to YA.

Recent Accounting Pronouncements

        Refer to Note 2 to the consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of our investments are in short-term debt securities issued by the U.S. Treasury. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our portfolio of cash, cash equivalents and available-for-sale investments in a variety of investment-grade securities and with a variety of issuers, including government securities and money market funds.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not required for smaller reporting companies.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A(T).    CONTROLS AND PROCEDURES

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

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2009.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

        There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        On March 16, 2010, the Board of Directors approved and adopted a Second Amended and Restated Bylaws, which, among other things, amended Sections 2.5(b) and 3.1 of the Company's bylaws. The text of the relevant provisions now read in their entirety as follows:

        Section 2.5(b):    Assuming that a quorum has been established, and unless otherwise provided by law or the Certificate of Incorporation: (1) action on a matter other than the election of directors will be approved if the number of votes cast in favor of the matter exceeds the number of votes cast against the matter; and (2) in connection with the election of directors, directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Where a separate vote by a class or series or classes or series is required, a majority of the outstanding shares of such class or series or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter and, in all matters other than the election of directors, the affirmative vote of the majority of shares of such class or series or classes or series present in person or represented by proxy at the meeting shall be the act of such class or series or classes or series.

        Section 3.1:    The number of directors of the corporation shall not be less than five (5) nor more than nine (9) until changed by amendment of the Certificate of Incorporation or by a Bylaw amending this Section 3.1 duly adopted in accordance with ARTICLE 11 hereof. The exact number of directors shall be fixed from time to time, within the limits specified in the Certificate of Incorporation or in this Section 3.1, by the Board of Directors or by a bylaw or amendment thereof duly adopted in accordance with ARTICLE 11 hereof. Subject to the foregoing provisions for changing the number of directors, the number of directors of the corporation has been fixed at seven (7).

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Board of Directors," "Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2009.

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

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2009.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information under the caption entitled "Principal Accountants" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2009.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements—See "Index to Consolidated Financial Statements" appearing on page F-1.

(2)
Financial Statement Schedules

    Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

  (3)
  Exhibits—Refer to Item 15(b) below.

(b)
Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.2	Second Amended and Restated Bylaws
10.1	Form of Indemnification Agreement(1)
10.2	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended(3)
10.3	Form of Stock Incentive Plan Agreement(1)
10.4	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.5	Securities Purchase Agreement(4)
10.6	Secured Convertible Debenture(4)
10.7	Warrant (exercise price of $11.87 per share)(4)
10.8	Warrant (exercise price of $13.65 per share)(4)
10.9	Registration Rights Agreement(4)
10.10	Security Agreement(4)
10.11	Intellectual Property Security Agreement(4)
10.12	Form of Irrevocable Voting Agreement and Proxy(4)
10.13	Contract titled "Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents"(5)
10.14	Research and Development Contract with U.S. Air Force Research Laboratory for the Development and Use of a Semiconductor Microarray For Detecting Exposure to Environmental Hazards(6)
10.15	Supply Agreement with Illumina, Inc.CTR(7)
10.16	Executive Change in Control Severance Plan(7)
10.17	Amendment No. 3 to Lease Agreement, dated January 13, 2010, with Goddard Investment, LLC(8)
21.1	Subsidiaries of the Registrant

Exhibit Number	Description
23.1	Consent of Peterson Sullivan LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to CombiMatrix Corporation's Annual Report on Form 10-K filed March 27, 2009.

(4)
Incorporated by reference to Current Report on Form 8-K, filed July 11, 2008.

(5)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008.

(6)
Incorporated by reference to Exhibit 10.1 to CombiMatrix Corporation's Current Report on Form 8-K filed September 14, 2009.

(7)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed November 13, 2009.

(8)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 15, 2010.

CTR    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2010	COMBIMATRIX CORPORATION
/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D. President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D.	President and Chief Executive Officer, Director (Principal Executive Officer)	March 18, 2010
/s/ SCOTT R. BURELL Scott R. Burell	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 18, 2010
/s/ BROOKE P. ANDERSON, PH.D. Brooke P. Anderson, Ph.D.	Chief Operating Officer, Director	March 18, 2010
/s/ THOMAS B. AKIN Thomas B. Akin	Chairman of the Board, Director	March 18, 2010
/s/ JOHN H. ABELES, M.D. John H. Abeles, M.D.	Director	March 18, 2010
/s/ F. RIGDON CURRIE F. Rigdon Currie	Director	March 18, 2010
/s/ SCOTT GOTTLIEB, M.D. Scott Gottlieb, M.D.	Director	March 18, 2010
/s/ MARK MCGOWAN Mark McGowan	Director	March 18, 2010

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CombiMatrix Corporation
Mukilteo, Washington

        We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation and subsidiaries ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ PETERSON SULLIVAN LLP
Seattle, Washington March 18, 2010

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(In thousands, except share and per share information)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$5,443	$7,579
Available-for-sale investments	—	1,526
Accounts receivable, net of allowance for doubtful accounts of $190 and $378	1,045	916
Inventory	669	725
Prepaid expenses and other assets	236	219

Total current assets	7,393	10,965
Property and equipment, net	653	743
Investments in unconsolidated subsidiaries	296	938
Patents and licenses, net	3,840	4,970
Goodwill	16,918	16,918

Total assets	$29,100	$34,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,943	$2,130
Credit line borrowings	—	820
Current portion of deferred revenues	255	418
Secured convertible debenture	7,608	—
Other liabilities	605	—

Total current liabilities	10,411	3,368
Deferred revenues, net of current portion	—	125
Capital lease obligations, net of current portion	170	43
Secured convertible debenture	—	6,483
Other liabilities	—	469

Total liabilities	10,581	10,488

Commitments and contingencies
Shareholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized 7,571,886 and 6,288,033 shares issued and outstanding	8	6
Additional paid-in capital	55,758	43,650
Accumulated net losses	(37,247)	(19,610)

Total shareholders' equity	18,519	24,046

Total liabilities and shareholders' equity	$29,100	$34,534

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2009	2008
Revenues:
Government contracts	$1,218	$2,718
Products	1,036	1,603
Services	2,390	1,694
Collaboration agreements	250	248

Total revenues	4,894	6,263

Operating expenses:
Cost of government contracts	1,114	2,625
Cost of products	649	750
Cost of services	1,354	985
Research and development expenses	5,165	4,913
Marketing, general and administrative expenses	10,038	9,220
Patent amortization and royalties	1,339	1,410
Equity in loss of investee	618	1,029

Total operating expenses	20,277	20,932

Operating loss	(15,383)	(14,669)

Other income (expenses):
Interest income	19	225
Interest expense	(2,110)	(862)
Derivatives (charges) gains	(163)	301

Total other expenses	(2,254)	(336)

Net loss	$(17,637)	$(15,005)

Basic and diluted net loss per share	$(2.47)	$(2.46)

Basic and diluted weighted average common shares outstanding	7,131,371	6,101,451

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2009 and 2008

(In thousands, except share information)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Accumulated Net Losses	Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2007	5,990,915	$6	$37,223	$18	$(4,605)	$32,642
Stock option and warrant exercises	156,345	—	808	—	—	808
Issuance of common stock warrants, net of issuance costs	—	—	1,736	—	—	1,736
Conversion of secured convertible debenture to common stock	126,368	—	1,500	—	—	1,500
Adjustments to debt discount from conversions	—	—	(251)	—	—	(251)
Non-cash stock compensation	—	—	2,452	—	—	2,452
Common stock issued to service interest payments	14,405	—	182	—	—	182
Unrealized loss on short-term investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(15,005)	(15,005)

Other comprehensive loss						(15,023)

Balances, December 31, 2008	6,288,033	6	43,650	—	(19,610)	24,046
Stock option and warrant exercises	48,673	—	224	—	—	224
Issuance of common stock and warrants, net of issuance costs	1,100,000	2	7,415	—	—	7,417
Conversion of secured convertible debenture to common stock	13,333	—	109	—	—	109
Issuance of common stock warrants issued to consultants	—	—	168	—	—	168
Non-cash stock compensation	—	—	3,320	—	—	3,320
Common stock issued to service interest payments	121,847	—	872	—	—	872
Net loss	—	—	—	—	(17,637)	(17,637)

Other comprehensive loss						(17,637)

Balances, December 31, 2009	7,571,886	$8	$55,758	$—	$(37,247)	$18,519

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

(In thousands)

	For the Years Ended December 31,
	2009	2008
Operating activities:
Net loss	$(17,637)	$(15,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,707
Non-cash stock compensation	3,320	2,452
Derivative charges (gains)	163	(301)
Equity in loss of investee	618	1,029
Allowance for bad debt	(135)	345
Warrants issued to consultants	168	—
Amortization of debt discount and issuance costs	1,234	443
Other	—	17
Changes in assets and liabilities:
Accounts receivable	6	(569)
Inventory, prepaid expenses and other assets	36	(183)
Accounts payable, accrued expenses and other	446	(195)
Deferred revenues	(288)	(133)

Net cash used in operating activities	(10,566)	(10,393)

Investing activities:
Purchase of property and equipment	(104)	(62)
Sale of available-for-sale investments	1,526	4,380

Net cash provided by investing activities	1,422	4,318

Financing activities:
Proceeds from issuance of secured convertible debenture	—	10,000
(Payments on) proceeds from credit line borrowings	(820)	808
Payment of debt issuance costs	—	(248)
Net proceeds from issuance of common stock	7,846	808
Repayment of capital lease obligations	(18)	(28)

Net cash provided by financing activities	7,008	11,340

Increase (decrease) in cash and cash equivalents	(2,136)	5,265
Cash and cash equivalents, beginning	7,579	2,314

Cash and cash equivalents, ending	$5,443	$7,579

Non-cash investing and financing activities:
Issuance of common stock warrants, net of issuance costs	$—	$1,736

Conversion of secured convertible debenture to common stock	$100	$1,500

Property and equipment purchased on capital leases	$179	$65

Accrued interest paid in common stock	$845	$213

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

        CombiMatrix Corporation (the "Company" "we" "us" and "our") was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"). In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") in order to register our common stock under the Securities Act of 1933 as part of a plan to split-off from Acacia (the "Split-Off"). On August 15, 2007 (the "Split-Off Date"), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: "CBMX"). As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

        Combimatrix Molecular Diagnostics, Inc. ("CMDX"), our wholly owned subsidiary located in Irvine, California, operates as a diagnostics reference laboratory that provides genetic diagnostics services to physicians, hospitals and clinics. CMDX provides its services through the use of arrays that utilize bacterial artificial chromosomes ("BACs") that enable genetic analysis. This type of technology is generally known as aCGH (or, array-Comparative Genomic Hybridization), and enables the analysis of gross genetic anomalies. CMDX also sells BAC array slides to labs outside the U.S. CMDX also utilizes other non-proprietary technologies and products to augment its laboratory services in aCGH as well as ancillary services.

        Leuchemix Inc. ("Leuchemix"), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases. Leuchemix's first compound has entered initial clinical trials in the United Kingdom.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new and unproven technologies and continue to develop commercial products. We have several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete.

        At December 31, 2009, we had cash and cash equivalents of $5.4 million and in February 2010, we received $19.4 million in proceeds from our settlement with National Union Fire Ins. Co. of Pittsburgh, PA ("National Union"), net of attorneys' costs. As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet our cash requirements through approximately June 2011 (see Notes 12 and 17). In order for us to continue as a going concern beyond this point we may be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        References to Authoritative Accounting Literature.    In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC. While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

        Accounting Principles and Fiscal Year End.    The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. GAAP. We have a December 31 year-end.

        Use of Estimates.    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

        Basis of Presentation and Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and our wholly owned and majority-owned subsidiaries. Investments for which we possess the power to direct or cause the direction of the management and

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee. In addition, U.S. GAAP generally stipulates that an entity is a variable interest entity, or VIE, if it does not have sufficient equity investment at risk, or if the holders of the entity's equity instruments lack the essential characteristics of a controlling financial interest. Further, these standards require that the holder subject to a majority of the risk of loss from a VIE's activities must consolidate the VIE. However, if no holder has a majority of the risk of loss, then a holder entitled to receive a majority of the entity's residual returns would consolidate the entity.

        Revenue Recognition.    We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

        Revenue from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when delivery has occurred. We sell our products directly to customers and also through distributors, and our right to collection is not dependent upon installation or a subsequent sale of our products to end-users. Our standard agreements do not provide for credits, returns or exchanges with our customers or distributors. Our distribution agreements include fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, individuals and government payors including Medicare and Medicaid. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. Because a substantial portion of our revenues is from non-contracted third party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. For all periods presented, such adjustments have not been significant.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Revenues from multiple-element arrangements involving license fees, up-front payments, milestone payments, products and/or services, which are received and/or are billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

        Concentration of Credit Risks.    Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and available-for-sale investments. We position our cash

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equivalents and available-for-sale investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. As of December 31, 2008, available-for-sale investments include certain auction rate securities ("ARS"), the market for which became illiquid in mid-February of 2008 but were subsequently redeemed at par value. See Note 3 below for further disclosures regarding our investments in ARS.

        Government contract revenues recognized by us relate to our ongoing contracts with the DoD regarding our electrochemical and microfluidics technologies. At December 31, 2009 and 2008, accounts receivable due from the DoD were $128,000 and $199,000, respectively. Other than amounts due from the DoD, one and one customers represented approximately 18% and 22% of our accounts receivable at December 31, 2009 and 2008, respectively.

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

        Accounts Receivable and Allowances for Doubtful Accounts.    Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services and amounts due from contracts with the DoD. For billings to customers of our products, we provide an allowance for doubtful accounts based on an evaluation of specific customer account balances past due approximately 30 days from the date of invoicing. In determining whether to record an allowance for a specific customer, we consider a number of factors, including prior payment history and financial information for the customer.

        For billings to customers of our diagnostic services, an allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals. The process for estimating the allowance for doubtful accounts associated with our diagnostic services involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts. We also review the age of receivables by payor class to assess our allowance at each period end. The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of marketing, general and administrative expenses in the consolidated statements of operations. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor. Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

        Inventory.    Inventory, which consists primarily of raw materials to be used in the production of our array products, is stated at the lower of cost or market using the first-in, first-out method.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Property and Equipment.    Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the consolidated statement of operations in the period of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

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

        Patents.    Patents, once issued or purchased, are amortized on the straight-line method over their economic remaining useful lives, ranging from seven to twenty years.

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

        Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. We only have one reporting unit. The fair value of the CombiMatrix Corporation reporting unit for 2009 and 2008 was determined using quoted market prices for CombiMatrix Corporation common stock. There can be no assurance that future goodwill impairment tests will not result in impairment.

        Derivatives Embedded in Certain Debt Securities.    We evaluate financial instruments for freestanding or embedded derivatives. Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

        Stock-Based Compensation.    Compensation expense for all stock-based awards is measured at the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award), which is generally three years for awards to our employees. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forfeitures in compensation expense recognized. We considered several factors in connection with our estimates of pre-vesting forfeitures including types of awards, employee class and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeiture are periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.

        The assumptions used to estimate the fair value of awards granted for the periods presented are noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of our common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2009	2008
Risk free interest rate	3.1%	3.0%
Volatility	70%	71%
Expected term	5.8 years	5.8 years
Expected dividends	0%	0%

        Stock-based compensation expense for 2009 and 2008 attributable to our functional expense categories were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008
Cost of products	$18	$11
Cost of services	59	24
Research and development	621	413
Marketing, general and administrative	2,622	2,004

Total non-cash stock compensation	$3,320	$2,452

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

        Advertising.    Costs associated with marketing and advertising of our products and services are expensed as incurred. For the years ended December 31, 2009 and 2008, we incurred marketing and advertising expenses of $357,000 and $199,000, respectively.

        Income Taxes.    We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however.

        Comprehensive Loss.    We display comprehensive loss and its components as a part of the statement of shareholders' equity. Components of comprehensive loss consist entirely of unrealized gains and losses on available-for-sale investments.

        Segments.    We have determined that we operate in one segment for financial reporting purposes.

        Loss Per Share.    Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding. Options and warrants to purchase CombiMatrix common stock as well as securities convertible into common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share for 2009 and 2008. The following table presents a reconciliation of basic and diluted loss per share for 2009 and 2008 (in thousands, except share and per-share data):

	For the Years Ended December 31,
	2009	2008
Numerator:
Loss applicable to common shareholders	$(17,637)	$(15,005)

Denominator:
Weighted-average common shares outstanding	7,131,371	6,101,451

Basic and diluted loss per share	$(2.47)	$(2.46)

Common stock options	2,036,663	1,601,775
Common stock warrants	3,943,646	2,583,958
Convertible debenture	1,120,000	716,091

Excluded dilutive securities	7,100,309	4,901,824

        Reclassifications.    Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

        Recent and Adopted Accounting Pronouncements.    In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity. This guidance begins phasing in during the first fiscal period after December 15, 2009. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In October 2009, the FASB issued new authoritative guidance to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. The new guidance is effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating both the timing and the impact of the pending adoption of the guidance on our consolidated financial statements.

        In June 2009, the FASB issued new authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the guidance in 2009 without material impact on our consolidated financial statements.

        In May 2009, the FASB issued new authoritative guidance for the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009. This guidance applies to both interim financial statements and annual financial statements. In February 2010, the FASB issued additional guidance that clarifies certain existing evaluation and disclosure requirements related to subsequent events. We adopted the initial and revised guidance without material impact on our consolidated financial statements.

        In April 2009, the FASB issued additional authoritative guidance on the fair value of financial instruments, which provides: (i) further provisions on estimating fair value when the markets become inactive and quoted prices reflect distressed transactions; (ii) extended disclosure requirements for interim financial statements regarding the fair value of financial instruments; and (iii) new criteria for recording impairment charges on investments in debt instruments. We adopted the guidance on a prospective basis in 2009 without material impact to our consolidated financial statements.

        In June 2008, the FASB issued new authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity's own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. We chose to early-adopt this guidance in 2008. See Note 11 below for further discussion of the impact of this guidance to our consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     FAIR VALUE MEASUREMENTS

        The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2009 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements at
	December 31, 2009
		Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,769	$4,769	$—	$—

Liabilities:
Embedded derivatives(1)	$(605)	$—	$—	$(605)

(1)
Classified as "other liabilities" in the accompanying December 31, 2009 consolidated balance sheet. See Note 11 below for discussion of fair value measurements relating to embedded derivatives.

        The following table is a reconciliation of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

	Available- For-Sale Investments	Embedded Derivatives
Balances, December 31, 2008	$1,526	$(469)
Redemption of ARS	(1,526)	—
Conversions to common stock	—	27
Derivatives charges	—	(163)

Balances, December 31, 2009	$—	$(605)

        At December 31, 2008, our available-for-sale investments included $1.5 million of ARS at par value. Historically, the carrying value of our ARS approximated fair value due to active, liquid markets for these securities as well as the frequent resetting of the interest rates at auction, which typically occurred every 7 to 30 days. However, in mid-February 2008, the market for ARS collapsed and as a result, our ARS experienced multiple failed auctions during 2008. During the fourth quarter of 2008, one of the issuers of our holdings in ARS redeemed $350,000 at par value, bringing the total amount of ARS held by us as of December 31, 2008 to $1.5 million. On January 2, 2009, all of our remaining ARS were liquidated at par value.

        During 2008, the fair values of our holdings in ARS were estimated using discounted cash flow models. These models considered, among other things, the timing of expected future successful auctions, estimated future cash flows, collateralization and credit worthiness of underlying security investments and discount rates applied to the estimated future cash flows. Since these inputs were not observable, they were classified as Level 3 inputs. As a result of the lack of liquidity in the ARS market and not as a result of the quality of the underlying collateral, we recorded unrealized losses on our ARS of $166,000 through the period ended September 30, 2008. However, due to liquidations of our ARS at par value prior to and subsequent to December 31, 2008, we reversed our previously recognized unrealized losses of $166,000

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

during the fourth quarter of 2008 and classified our ARS as current assets at par value in our December 31, 2008 consolidated balance sheet.

4.     AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale investments consist solely of ARS with a fair value of $1.5 million as of December 31, 2008. Gross unrealized gains and losses related to these securities were not material for 2008. At December 31, 2008, none of our securities had contractual maturities of greater than one year, other than our ARS.

5.     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Laboratory equipment	$3,669	$3,431
Furniture and fixtures	165	148
Computer hardware and software	710	687
Leasehold improvements	1,060	1,057

	5,604	5,323
Less—accumulated depreciation and amortization	(4,951)	(4,580)

	$653	$743

        Depreciation and amortization expense was $373,000 and $549,000 for the years ended December 31, 2009 and 2008, respectfully. Fully depreciated assets of $1.0 million that were no longer in use were written off during 2008.

6.     BALANCE SHEET COMPONENTS

        Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$783	$792
Payroll and other employee benefits	389	271
Accrued vacation	431	417
Accrued interest	212	215
Deferred rent	57	126
Accrued consulting and other professional fees	—	150
Other accrued expenses	71	159

	$1,943	$2,130

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred revenues consist of the following (in thousands):

	December 31,
	2009	2008
Milestone and up-front payments	$255	$543
Less: current portion	(255)	(418)

	$—	$125

7.     INVESTMENTS

        In October 2004 (the "Investment Date"), we entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, we purchased 3.1 million shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4.0 million. The ownership interest was acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the fourth quarter of 2006. Our CEO is also a director of Leuchemix. As of December 31, 2006, we had invested a combined $4.0 million, representing a 33%, voting interest in the total outstanding equity securities of Leuchemix. This investment is being accounted for under the equity method.

        Our interest in the equity in loss of Leuchemix, including our share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $618,000 and $1.0 million for the years ended December 31, 2009 and 2008, respectively. Summary financial information for Leuchemix was not significant as of December 31, 2009 or 2008.

8.     PATENTS AND LICENSES

        Our identifiable long-lived intangible assets are patents and prepaid licenses, which are being amortized over an economic useful life of ranging from 7 to 20 years. The gross carrying amounts and accumulated amortization related to these intangible assets consist of the following (in thousands):

	December 31,
	2009	2008
Gross carrying amount—patents and licenses	$12,595	$12,595
Accumulated amortization	(8,755)	(7,625)

Patents and licenses, net	$3,840	$4,970

        Aggregate patent and license amortization expense was $1.1 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2013 is estimated to be $407,000 per year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     INCOME TAXES

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Depreciation and amortization	$392	$366
Deferred revenues	79	187
Stock compensation	1,084	561
Accrued liabilities and other	683	811
Net operating loss carryforwards and credits	57,600	52,732

Total deferred tax assets	59,838	54,657
Less: valuation allowance	(58,570)	(53,062)

Deferred tax assets, net of valuation allowance	1,268	1,595
Deferred tax liabilities:
Intangibles	(1,268)	(1,595)

Net deferred tax liability	$—	$—

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2009	2008
Statutory federal tax rate	(34%)	(34%)
Research and development tax credits	(1%)	(2%)
Valuation allowance	31%	36%
Non deductible permanent items and other	4%	0%

	0%	0%

        At December 31, 2009 and 2008, we had deferred tax assets totaling approximately $59.8 million and $54.7 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2009, we had federal net operating loss carryforwards of approximately $153.7 million, which will begin to expire in 2010 through 2029. In addition, we have tax credit carryforwards of approximately $4.8 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Based on a tax allocation agreement executed between us and Acacia, it is expected that all tax benefits, carryforwards and balances attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with the Company subsequent to the Split-Off Date.

        Prior to the Split-Off Date, our annual income tax returns were included with Acacia's consolidated tax return filings. Had we filed separate tax returns, the benefit for income taxes recognized by us would not have differed significantly from the amounts reported in our consolidated statements of operations for all years presented. Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   CREDIT LINE BORROWINGS

        In May 2008 and pursuant to a Loan Management Account agreement (the "LMA") with a financial institution (the "Lender"), we borrowed $808,000 from the Lender, secured by investments held in an investment account with the Lender. The LMA is similar to a revolving line of credit borrowing facility. The LMA provided that we accrue monthly interest charges at an annual, variable rate of 1% plus the 30-day LIBOR rate. The total amount available under the LMA ranged from 50% to 92% of investments pledged as collateral, based upon the amount and security type in our investment portfolio, up to a maximum amount of $2.8 million. The LMA had no stated maturity for the principal and interest amounts borrowed by us. However, because the Lender had the ability under the terms of the LMA to call in the principal amount of the borrowings at any time, we classified the liability as a component of current liabilities in the accompanying December 31, 2008 consolidated balance sheet. The LMA balance of $820,000 as of December 31, 2008 was repaid by us during the first quarter of 2009, however the LMA remains available for future borrowings at similar terms if so chosen by management.

11.   SECURED CONVERTIBLE DEBENTURE

Description

        On July 10, 2008 (the "Closing Date"), we issued to YA Global Investments, L.P. ("YA"): (i) a secured convertible debenture (the "Debenture") with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was reduced during 2009 to $7.50 per share—see Note 14); and (ii) warrants (the "YA Warrants") to purchase up to 336,984 shares of our common stock. The Debenture is due on the earlier of July 10, 2010 (the "Term") or within four months after receipt of payment of judgment or settlement proceeds from National Union in accordance with the $35.7 million judgment (the "Judgment") issued by the U.S. District Court for the Central District of California (the "District Court"). See Notes 12 and 17 below regarding receipt of Judgment proceeds from National Union pursuant to a recent settlement agreement between us and National Union.

        The Debenture bears interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock, beginning October 2008. We have the right to force conversion of the Debenture into our common stock if the volume-weighted average price ("VWAP") of our stock exceeds between 125% and 135% of the fixed conversion price for a period of thirty consecutive trading days, among other conditions and restrictions. We also have a cash redemption option whereby we have the right to pre-pay the Debenture during the Term, but only if our common stock is trading below the fixed conversion price, among other conditions. Prepayment penalties range between 5% and 10% during the first fifteen months of the Term and are 0% thereafter until maturity. The number of shares issuable to YA upon conversion of the Debenture may increase due to certain anti-dilution adjustments, including if we issue common stock at a price lower than the $7.50 fixed conversion price while the outstanding principal amount of the Debenture is at least $5 million. As a result of our registered direct offering that closed on May 1, 2009, the fixed conversion price of the Debenture was reduced from $11.87 per share to $7.50 per share pursuant to an anti-dilution adjustment (see Note 14). The Debenture is secured by the Judgment as well as our intellectual property. The YA Warrants have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65. We have the right to call the YA Warrants, but only if the VWAP of our common stock is at or greater than 130% of the YA Warrants' exercise price for at least twenty consecutive trading days, among other conditions. We have registered shares of our common stock that are issuable to YA upon conversion of the Debenture and exercise of the YA Warrants on Form S-3, which was declared effective by the SEC during the third quarter of 2008.

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

        In accordance with existing accounting guidance regarding derivative financial instruments as well as recently issued accounting guidance regarding financial instruments with embedded features indexed to an entity's own stock, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture upon payment of the Judgment proceeds and potential adjustments to the fixed conversion price all represent embedded derivatives that, as of the Closing Date, were valued in aggregate at $927,000 and recorded separately from the Debenture as other liabilities, with a corresponding amount reflected as an additional contra-liability to the Debenture. The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.

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

Recognition Subsequent to the Closing Date

        Since the Closing Date through December 31, 2009, YA had converted $1.6 million of the Debenture into common stock, $1.5 million of which was converted in 2008 and $100,000 of which was converted during the second quarter of 2009. As of December 31, 2009 and 2008, the remaining amount of the Debenture, net of the aggregate contra-liability, was $7.6 million and $6.5 million, respectively. The embedded derivative liabilities were marked to fair value of $605,000 and $469,000 as of December 31, 2009 and 2008, respectively, resulting in net non-operating derivative (charges) gains of $(163,000) and $301,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the remaining principal amount of the Debenture was $8.4 million, with an estimated fair value of $8.2 million (excluding the embedded derivative features). The remaining principal and related derivative liabilities have been classified as current liabilities in the accompanying December 31, 2009 consolidated balance sheet as the obligation to repay the Debenture occurs in 2010.

        For the years ended December 31, 2009 and 2008, accrued interest to YA in the amount of $845,000 and $213,000 was paid by issuing 121,847 and 14,405 shares of our common stock, respectively. Subsequent to December 31, 2009 but prior to the issuance of this report, accrued interest to YA as of December 31, 2009 in the amount of $213,000 was paid by issuing 33,822 shares of our common stock.

12.   COMMITMENTS AND CONTINGENCIES

Leases

        We have entered into a non-cancelable operating lease for approximately 31,000 square feet of office and laboratory facilities in Mukilteo, Washington, which expires in October 2010. The lease includes a security deposit in the form of a letter of credit in the amount of $300,000 issued to the landlord. We have also executed a non-cancelable operating lease agreement for approximately 7,000 square feet of office and laboratory facilities in Irvine, California, and in January 2010, executed amendments that add an

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional 5,300 square feet of office and laboratory space and extends the lease term through January 2013.

        At December 31, 2009, CMDX had three capital leases for laboratory equipment with original purchase amounts totaling $244,000 and with a useful lives of five years. As of December 31, 2009, the remaining lease obligations (including interest charges) were $259,000 with minimum future lease payments shown below. Interest rates on the capital lease obligations ranged from 7.6% to 8.4%. The fair value of the capital lease obligations was not significantly different from their carrying amounts as of December 31, 2009.

        Future minimum lease payments for all of our facilities and leased capital equipment are as follows (in thousands):

	Operating Leases	Capital Leases	Total
Years ending December 31:
2010	$531	$68	$599
2011	189	68	257
2012	196	68	264
2013 and thereafter	16	55	71

Total minimum lease payments	$932	259	$1,191

Less—imputed interest at 8%		(37)

Present value of capital lease obligations		222
Less—current portion		(52)

Capital lease obligations, net of current portion		$170

        Rent expense for the years ended December 31, 2009 and 2008 was $570,000 and $556,000, respectively.

Collaborative and Research Agreements

        On September 11, 2009, we executed a fifteen-month, $1.5 million contract with the U.S. Air Force Research Laboratory for the development of automated instrumentation that uses our semiconductor microarray technologies for detecting chemical, biological and environmental hazards that can impact the health of deployed military personnel. Under the terms of this contract, we will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $1.5 million. As of December 31, 2009, we had incurred $200,000 in actual costs under this contract, which was approximately 19% complete.

        On March 10, 2009, we executed a four-year, $858,000 contract with the NASA Ames Research Center ("NASA") for further development of our microarray technologies. The primary objective of the contract is to design and test a microfluidics system that incorporates our semiconductor-based microarray platform as part of an integrated genetic analysis system that can be deployed in space. Under the terms of this contract, we will perform research and development activities during the first year ("Phase I") for a fixed fee of $214,000. If NASA chooses to continue development for each of the subsequent years two through four of the contract, we will continue development at similar funding levels to the first year, not to

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exceed a maximum fee of $858,000 for the entire contract period. As of December 31, 2009, we had incurred $116,000 in actual costs for Phase I of this contract, which was approximately 74% complete.

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

        On July 11, 2008, we executed a fifteen-month, $923,000 contract with the DoD to further development of our microarray technologies for a multipathogen detection system. The primary objectives of the contract were to continue development of an automated biothreat agent detection system based upon our complementary metal oxide semiconductor microarray and electrochemical detection techniques, to continue the integration of serological and genomic assays for orthogonal testing and to explore new methods of detection that expand target identification, reduce reagent burden, and improve assay time. Under the terms of this contract, we performed research and development activities, as described under the contract, and were reimbursed on a periodic basis for actual costs incurred to perform these obligations, plus a fixed fee, of up to $923,000. We substantially completed this contract during the second quarter of 2009 and do not expect to incur additional costs or revenues from this contract beyond 2009.

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

Human Resources

        We provide certain severance benefits such that if an executive of CombiMatrix who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary plus medical and dental benefits. Also, if our chief executive officer is

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terminated for other than cause, or for death or disability, he will receive payments equal to one year's base salary plus medical and dental benefits.

        In addition, our Board of Directors recently approved an Executive Change of Control Severance Plan (the "Severance Plan") that affects certain of our senior management-level employees. Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for "good reason" (as defined in the Severance Plan) during the two-year period following a "change of control" (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer; or one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time. Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code. The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors. In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $100,000 and $155,000 for the years ended December 31, 2009 and 2008, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

        In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union (collectively, the "Parties"), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union. A trial was held and concluded during the fourth quarter of 2007. In March 2008, the District Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union. In accordance with the distribution agreement entered into between Acacia and us prior to the Split-Off, all proceeds from the lawsuit were to be paid to us. In May 2008, the District Court awarded us an additional $3.6 million in attorneys' fees and litigation costs, thereby increasing the overall award to $35.7 million. This award was entered as a final Judgment in May, 2008, and would continue to earn interest until paid. National Union appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed. On January 27, 2010, the Parties entered into a settlement agreement (the "Settlement Agreement") whereby National Union agreed to pay $25.0 million to us in order to settle the dispute. These proceeds were paid on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.

        We are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Date. As of the date of this report and prior, we are not aware of the existence of any such claims or legal actions, however.

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

Equity Financings

        On May 1, 2009, we closed a registered direct offering (the "Offering") of our common stock and warrants for gross proceeds of $8.25 million. Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors. Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share. The warrants may not be exercised until six months after the Offering and have a term of five years. The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period. Subsequent to the date of the Offering, we listed the warrants on the Nasdaq Global Market under the symbol "CBMXW". Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million. As a result of executing the Offering, the fixed conversion price of the Debenture was reduced to $7.50 per share, effective May 1, 2009.

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
Date of Issue	2009	2008		Expiration
October 2009	130,000	—	$7.78	April 2010 - October 2014
May 2009	129,688	—	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	—	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010

Total	3,943,646	2,583,958

        On May 19, 2009, we issued three warrants (the "May Consultant Warrants") to a consultant to purchase a total of 125,000 shares of our common stock with an exercise price of $9.00 per share and a term of five years. The first warrant is for 25,000 shares and becomes fully vested six months after May 19, 2009. The second and third warrants (the "May Contingent Warrants") are for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of twenty-four months from May 19, 2009. If these terms are not achieved during this twenty-four month period, the May Contingent Warrants will expire on May 19, 2011. Otherwise, if the vesting conditions are achieved within twenty-four months from May 19, 2009, the May Contingent Warrants will become fully exercisable for the remainder of the five-year term.

        On October 2, 2009, we issued three warrants (the "October Consultant Warrants") to a consultant to purchase a total of 130,000 shares of our common stock with an exercise price of $7.78 per share. The first warrant is for 30,000 shares and becomes fully vested six months after October 2, 2009, with a term of five years. The second and third warrants (the "October Contingent Warrants") are for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of six months from October 2, 2009. Whether or not this contingency is achieved, the October Contingent Warrants will expire on April 2, 2010.

        Based on the criteria set forth by U.S. GAAP for distinguishing liabilities from equity, issuing derivative contracts in an entity's own equity and related guidance, the warrants listed above have been classified as a component of additional paid-in capital for all periods presented. Given the variable vesting terms of the May and October Consultant Warrants, mark-to-model adjustments were recognized in order to reflect changes in fair value, with said adjustments reflected as a component of marketing, general and administrative expenses in our consolidated statements of operations. We recognized mark-to-model charges of $148,000 for the year ended December 31, 2009, using the Black-Scholes model, assuming a remaining terms of approximately 4.7 years, volatilities of 60%, no dividends, and risk-free interest rates of approximately 2.7%. In addition, the fair value of the May and October Contingent Warrants was determined using a Monte Carlo binomial stock simulation model to determine the probability that the

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vesting conditions will be achieved. We will continue to recognize mark-to-model adjustments to the Consultant Warrants during their respective vesting periods.

        During 2008, proceeds of $442,000 were received from the issuance of 78,325 shares of common stock related to the exercise of certain common stock warrants. There were no warrant exercises during 2009.

15.   STOCK OPTIONS

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

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, our compensation committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in the employ of the Company (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three-year vesting term following the date of grant and expire ten years after the grant date. The authorized number of shares of common stock subject to the CombiMatrix Plan was originally 8.1 million shares, and increases by 3% of the total number of CombiMatrix stock outstanding at the end of each calendar year beginning in 2007. At December 31, 2009, there were approximately 8.2 million authorized but unissued shares available under the CombiMatrix Plan, with approximately 6.2 million shares available for grant.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of the stock option activities under the CombiMatrix Plan for 2009 and 2008:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2007	976,420	$4.63	9.7 years	$2,882
Granted	817,538	$10.48
Exercised	(78,020)	$4.70
Forfeited	(109,456)	$7.71
Cancelled	(4,707)	$8.90

Balance at December 31, 2008	1,601,775	$7.41	9.1 years	$2,014
Granted	557,362	$7.43
Exercised	(48,673)	$4.61
Forfeited	(53,788)	$7.92
Cancelled	(20,013)	$8.07

Balance at December 31, 2009	2,036,663	$7.47	8.4 years	$1,362

Exercisable at December 31, 2008	465,508	$6.28	8.9 years	$801

Exercisable at December 31, 2009	1,036,995	$6.96	8.2 years	$995

        Information related to options granted under the CombiMatrix Plan for 2009 and 2008 is as follows:

	December 31,
	2009	2008
Weighted average fair values of options granted	$4.73	$6.69
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	557,362	817,538
Less than market price on the grant date	—	—

        The aggregate intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was $125,000 and $583,000, respectively. Our policy is to issue new shares to fulfill the requirements for options that are exercised. The aggregate fair value of options vested during the years ended December 31, 2009 and 2008 was $3.1 million and $2.0 million, respectively. As of December 31, 2009, the total unrecognized compensation expense related to nonvested stock option awards was $4.4 million, which is expected to be recognized over a weighted average term of approximately one year.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4.0 million shares. At December 31, 2009, there were 4.0 million authorized but unissued shares available under the CMDX Plan, with approximately 2.9 million shares available for grant.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of stock option activities for the CMDX Plan for 2009 and 2008:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2007	1,209,499	$0.41	8.2 years	$124
Granted	—	$—
Exercised	—	$—
Cancelled	(10,499)	$0.10

Balance at December 31, 2008	1,199,000	$0.41	7.2 years	$119

Granted	—	$—
Exercised	—	$—
Cancelled	(108,000)	$0.10

Balance at December 31, 2009	1,091,000	$0.44	6.3 years	$75

Exercisable at December 31, 2008	922,093	$0.40	7.1 years	$100

Exercisable at December 31, 2009	1,008,682	$0.44	6.3 years	$74

        There were no option grants during 2009 or 2008 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2009 and 2008 was $46,000 and $66,000, respectively. As of December 31, 2009, the total unrecognized compensation expense related to nonvested stock option awards was not significant.

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to the our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-Based Compensation." For the years ended December 31, 2009 and 2008, non-cash charges recognized from stock option awards granted to non-employees was $43,000 and $100,000, respectively.

16.   QUARTERLY FINANCIAL DATA (unaudited)

        The following tables set forth unaudited summary consolidated statement of operations data for the eight quarters in the years ended December 31, 2009 and 2008. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
	(In thousands, except per share data)
Revenues	$1,540	$1,236	$970	$1,148
Operating expenses	5,648	5,500	4,719	4,410

Operating loss	(4,108)	(4,264)	(3,749)	(3,262)
Other income (expenses)	(2,024)	(367)	448	(311)

Net loss	$(6,132)	$(4,631)	$(3,301)	$(3,573)

Basic and diluted loss per share	$(0.97)	$(0.65)	$(0.44)	$(0.47)

2008 SUMMARY QUARTERLY FINANCIAL DATA (unaudited):

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
	(In thousands, except per share data)
Revenues	$1,989	$2,067	$1,011	$1,196
Operating expenses	5,457	5,351	4,931	5,193

Operating loss	(3,468)	(3,284)	(3,920)	(3,997)
Other income (expenses)	99	21	(329)	(127)

Net loss	$(3,369)	$(3,263)	$(4,249)	$(4,124)

Basic and diluted loss per share	$(0.56)	$(0.54)	$(0.70)	$(0.66)

17.   SUBSEQUENT EVENTS

        On January 21, 2010, our Board of Directors (the "Board") appointed Mark McGowan to serve on the Board. Mr. McGowan is the founder and managing partner of SAF Capital Management LLC, a value-oriented investment firm based in Chicago, Illinois.

        On January 27, 2010, we entered into a Settlement Agreement whereby National Union agreed to pay $25.0 million to us in order to settle the dispute. These proceeds were paid on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010. Of the $25.0 million received, $5.6 million was paid to our attorney who prosecuted the lawsuit against National Union. In addition, $6.0 million was paid to YA to reduce the amount of the Debenture, and $2.6 million (remaining principal plus accrued interest) was placed into an escrow account which, under the terms of the Debenture, YA can withdraw at any time. On March 2, 2010, the remaining principal plus accrued interest was repaid to YA, thereby retiring the Debenture in full.

        On March 4, 2010 we executed a sixteen-month, $656,000 contract with Sandia National Laboratories (a division of the U.S. Department of Energy) to modify our semiconductor technology for their application. These efforts are complementary to company-supported development and production of new microarray formats. Under the terms of this contract, we will perform research and development activities during the sixteen-month term, for a fixed fee of $656,000.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On March 8, 2010, we executed a contract modification to our existing NASA contract to proceed with the second year ("Phase II") of the development agreement that was originally executed in March 2009. Under the terms of this modification, we will continue to perform research and development activities during Phase II of the agreement, for a fixed fee of $214,000.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.1a	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.2	Second Amended and Restated Bylaws
10.1	Form of Indemnification Agreement(1)
10.2	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended(3)
10.3	Form of Stock Incentive Plan Agreement(1)
10.4	Third Amendment to Lease Agreement, dated February 1, 2007, with Wiredzone Property, L.P., a Delaware limited partnership(1)
10.5	Securities Purchase Agreement(4)
10.6	Secured Convertible Debenture(4)
10.7	Warrant (exercise price of $11.87 per share)(4)
10.8	Warrant (exercise price of $13.65 per share)(4)
10.9	Registration Rights Agreement(4)
10.10	Security Agreement(4)
10.11	Intellectual Property Security Agreement(4)
10.12	Form of Irrevocable Voting Agreement and Proxy(4)
10.13	Contract titled "Reagentless Detection on a Semiconductor Microarray for the Immunochemical and Genomic Identification of Biothreat Agents"(5)
10.14	Research and Development Contract with U.S. Air Force Research Laboratory for the Development and Use of a Semiconductor Microarray For Detecting Exposure to Environmental Hazards(6)
10.15	Supply Agreement with Illumina, Inc.CTR(7)
10.16	Executive Change in Control Severance Plan(7)
10.17	Amendment No. 3 to Lease Agreement, dated January 13, 2010, with Goddard Investment, LLC(8)
21.1	Subsidiaries of the Registrant
23.1	Consent of Peterson Sullivan LLP
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to CombiMatrix Corporation's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(2)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to CombiMatrix Corporation's Annual Report on Form 10-K filed March 27, 2009.

(4)
Incorporated by reference to Current Report on Form 8-K, filed July 11, 2008.

(5)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed July 14, 2008.

(6)
Incorporated by reference to Exhibit 10.1 to CombiMatrix Corporation's Current Report on Form 8-K filed September 14, 2009.

(7)
Incorporated by reference to CombiMatrix Corporation's Quarterly Report on Form 10-Q filed November 13, 2009.

(8)
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed January 15, 2010.

CTR    Portions of this exhibit have been omitted pursuant to a request for confidential treatment.