Form 10-Q
period 2010-03-31
CombiMatrix Corp
filed 2010-05-17
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

As of May 10, 2010, 7,605,708 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$13,486	$5,443
Accounts receivable, net of allowance for doubtful accounts of $190 and $190	1,159	1,045
Inventory	676	669
Prepaid expenses and other assets	246	236
Total current assets	15,567	7,393

Property and equipment, net	811	653
Investments in unconsolidated subsidiaries	309	296
Patents and licenses, net	3,738	3,840
Goodwill	16,918	16,918
Total assets	$37,343	$29,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,994	$1,891
Current portion, capital lease obligations	66	52
Deferred revenues	192	255
Secured convertible debenture	—	7,608
Other liabilities	—	605
Total current liabilities	2,252	10,411

Capital lease obligations, net of current portion	192	170
Total liabilities	2,444	10,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized 7,605,708 and 7,571,886 shares issued and outstanding	8	8
Additional paid-in capital	56,802	55,758
Accumulated net losses	(21,911)	(37,247)
Total shareholders’ equity	34,899	18,519
Total liabilities and shareholders’ equity	$37,343	$29,100

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Government contracts	$200	$525
Products	204	257
Services	788	696
Collaboration agreements	63	62
Total revenues	1,255	1,540

Operating expenses:
Cost of government contract revenues	183	495
Cost of products and services	428	657
Research and development expenses	1,548	1,131
Marketing, general and administrative expenses	2,685	2,769
Patent amortization and royalties	147	346
Equity in loss of investee	—	250
Total operating expenses	4,991	5,648
Operating loss	(3,736)	(4,108)

Other income (expense):
Litigation settlement gain	19,385	—
Loss from early extinguishment of debt	(572)	—
Interest income	2	10
Interest expense	(348)	(513)
Derivatives gains (charges)	605	(1,521)
Total other income (expense)	19,072	(2,024)

Net income (loss)	$15,336	$(6,132)

Basic net income (loss) per share	$2.02	$(0.97)
Diluted net income (loss) per share	$1.96	$(0.97)

Basic weighted average common shares outstanding	7,603,453	6,320,644
Diluted weighted average common shares outstanding	7,826,201	6,320,644

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net income (loss)	$15,336	$(6,132)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	197	386
Non-cash stock compensation	843	816
Derivatives (gains) charges	(605)	1,521
Loss from early extinguishment of debt	572	—
Equity in loss of investee	—	250
Warrants issued to consultants	—	61
Allowance for bad debt	—	110
Amortization of debt discount and issuance costs	221	275
Changes in assets and liabilities:
Accounts receivable	(114)	(402)
Inventory, prepaid expenses and other assets	(45)	107
Accounts payable, accrued expenses and other	168	656
Deferred revenues	(63)	(45)
Net cash flows from operating activities	16,510	(2,397)
Investing activities:
Purchase of property and equipment	(54)	(13)
Sale of available-for-sale investments	—	1,526
Net cash flows from investing activities	(54)	1,513
Financing activities:
Repayment of secured convertible debenture	(8,400)	—
Net proceeds from issuance of common stock	—	81
Repayment of line of credit	—	(820)
Repayment of capital lease obligations	(13)	(8)
Net cash flows from financing activities	(8,413)	(747)

Increase (decrease) in cash and cash equivalents	8,043	(1,631)
Cash and cash equivalents, beginning	5,443	7,579
Cash and cash equivalents, ending	$13,486	$5,948

Non-cash financing activities:
Accrued interest paid in common stock	$215	$240

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company” “we” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock as part of a plan to split-off from Acacia (the “Split-Off”).  On August 15, 2007 (the “Split-Off Date”), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: “CBMX”).  As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

We are a diversified biotechnology business that primarily operates in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”). CMDX operates as a diagnostics reference laboratory that provides genetic and other diagnostics services to physicians, hospitals and clinics.

Leuchemix Inc. (“Leuchemix”), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.  Leuchemix’s first compound has entered initial clinical trials in the United Kingdom.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we are in the process of closing down our Mukilteo, Washington facility, which has been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies.  We will also be relocating our corporate headquarters from Mukilteo to CMDX’s Irvine, California location.  After the restructuring, CombiMatrix will be focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this plan, we have initiated a search for a new President and Chief Executive Officer, which we anticipate will be completed by the end of the second quarter of 2010, at which time our current President and CEO, Dr. Kumar, will step down.  The Restructuring Plan is expected to yield annualized cost savings of approximately $4.0 million to $5.0 million per year after its completion (see Note 7).

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as reported by us in our Annual Report on Form 10-K filed on March 18, 2010.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2010, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial tests and products.

At March 31, 2010, we had cash and cash equivalents of $13.5 million, which included the receipt of $19.4 million in proceeds from our settlement with National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), net of attorneys’ fees and costs, in February 2010.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, operating cash savings from our Restructuring Plan and other sources of funding from the capital markets will be sufficient to meet our cash requirements beyond the next twelve months.  In order for us to continue as a going concern beyond this point, we may be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.

Our business operations are also subject to certain risks and uncertainties, including:

•     market acceptance of products and services;

•     technological advances that may make our products and services obsolete or less competitive;

•     increases in operating costs, including costs for supplies, personnel and equipment;

•     the availability and cost of capital; and

•     government regulation that may restrict our business.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to Authoritative Accounting Literature.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and our wholly owned and majority-owned subsidiaries.  Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method.  Material intercompany transactions and balances have been

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

eliminated in consolidation.  Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method.  The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.  In addition, U.S. GAAP generally stipulates that an entity is a variable interest entity, or VIE, if it does not have sufficient equity investment at risk, or if the holders of the entity’s equity instruments lack the essential characteristics of a controlling financial interest.  Further, these standards require that the holder subject to a majority of the risk of loss from a VIE’s activities must consolidate the VIE.  However, if no holder has a majority of the risk of loss, then a holder entitled to receive a majority of the entity’s residual returns would consolidate the entity.

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

Revenues from government contracts have been recognized using the partial performance method of accounting, whereby performance to date was established based on costs incurred to the total amount of estimated costs at each reporting period.  Under the partial performance method of accounting, contract revenues and costs were recognized in the period that work was performed based on the percentage of actual incurred costs to total contract costs.  The partial performance method was used to recognize revenue because management considered actual costs incurred to be the best available measure of progress towards the completion of government contracts, the total profit was reasonably computed, and collection was reasonably assured.  Actual contract costs included direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges.  Historically, contract revenue recognized approximated the amounts invoiced.  We do not anticipate continuing performance under our government contracts following completion of the Restructuring Plan.

Revenues from the sale of products, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, have been recognized when delivery occurred.  Historically, we have sold our products directly to customers and also through distributors, and our right to collection has not been dependent upon installation or a subsequent sale of our products to end-users.  Our standard agreements have not provided for credits, returns or exchanges with our customers or distributors.  Our distribution agreements included fixed pricing arrangements for our products and after customer acceptance, there is no written or implied right to return or exchange the products.  We do not anticipate to continue manufacturing, marketing or selling our microarray-based products following completion of the Restructuring Plan.

Revenues from multiple element arrangements are based on the relative selling price method, whereby we allocate consideration received to all deliverables of an arrangement at the inception of the arrangement based on the relative selling prices of each element.  In order to determine the selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.  Several factors are considered when determining the estimated selling price of a deliverable, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, our ongoing pricing strategy and policies and the value-added components of differentiated deliverables, if determinable.  In order for a

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

deliverable to be accounted for as a separate unit of accounting, both of the following criteria must be met: 1) the delivered item or items have value to the customer on a standalone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control.  Our revenue arrangements do not have a general right of return.  When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group that deliverable with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined.

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

Accounts Receivable and Allowances for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services as well as amounts due from government contracts.  For billings to customers of our products, we provide an allowance for doubtful accounts based on an evaluation of specific customer account balances past due approximately 30 days from the date of invoicing.  In determining whether to record an allowance for a specific customer, we consider a number of factors, including prior payment history and financial information for the customer.

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

Derivatives Embedded in Certain Debt Securities.  We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other non-operating income (expense) in the consolidated statements of operations in the period of change.

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

	Three Months Ended
	March 31,
	2010	2009

Cost of products and services	$17	$25
Research and development	166	137
Marketing, general and administrative	660	654
Total non-cash stock compensation	$843	$816

Income (Loss) Per Share.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period.  Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method.  Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price of the Company’s common stock and warrants with exercise prices that are less than the average market price of the Company’s common stock.  Under the treasury stock method, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares of common stock.  In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents a reconciliation of basic and diluted net income (loss) per share as well as excluded potential common securities for all periods presented (in thousands, except share and per-share data; unaudited):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Income (loss) applicable to common shareholders	$15,336	$(6,132)
Denominator:
Basic weighted-average common shares outstanding	7,603,453	6,320,644
Plus: effect of dilutive common stock option awards	119,956	—
Plus: effect of dilutive common stock warrants	102,792	—
Diluted weighted-average common shares outstanding	7,826,201	6,320,644

Basic income (loss) per share	$2.02	$(0.97)
Diluted income (loss) per share	$1.96	$(0.97)

Common stock options	2,012,582	1,664,067
Common stock warrants	3,840,854	2,583,958
Convertible debenture	—	716,091
Excluded potentially dilutive securities	5,853,436	4,964,116

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recent and Adopted Accounting Pronouncements.  In March 2010, The FASB issued new authoritative guidance regarding revenue recognition to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements.  Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance begins phasing in during the third quarter of 2010.  We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

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

In October 2009, the FASB issued new authoritative guidance to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available.  The new guidance is effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010, with earlier application permitted.  We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2010 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	March 31,	Fair Value Measurements at
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,832	$12,832	$—	$—

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 (in thousands; unaudited):

Embedded
Derivatives (1)

Balance, December 31, 2009	$(605)
Realized gains	605
Balance, March 31, 2010	$—

(1)   Included in “other liabilities” in the accompanying December 31, 2009 consolidated balance sheet.

4.     SECURED CONVERTIBLE DEBENTURE

Description

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was reduced during 2009 to $7.50 per share); and (ii) warrants (the “YA Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture was originally due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Insurance Company of Pittsburg, PA

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

(“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “District Court”).  As discussed more fully in Note 6 below, we received $25 million in settlement proceeds from National Union in February 2010, $8.6 million of which were used to fully retire the remaining principal balance of the Debenture, plus accrued interest, on March 2, 2010 (the “Retirement Date”).

The Debenture bore interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock.  As a result of a registered direct offering of our common stock that occurred in May 2009, the fixed conversion price of the Debenture was reduced from $11.87 per share to $7.50 per share pursuant to anti-dilution provisions of the Debenture.  The YA Warrants, which remain outstanding, and have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  As a result of separating the YA Warrants and embedded derivative features of the Debenture, an aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture as a debt discount, which was being accreted to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.  For the three months ended March 31, 2010 and 2009, interest and amortization charges were $348,000 and $513,000, respectively.  As of the Retirement Date, the remaining unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the March 31, 2010 consolidated statement of operations.

Since the Closing Date, YA had converted $1.6 million of the Debenture into common stock, leaving an outstanding principal balance plus accrued interest due of $8.6 million prior to being retired as of the Retirement Date.  The embedded derivative liabilities were marked to fair value of zero as of the Retirement Date and $2.0 million as of March 31, 2009, resulting in net non-operating derivative gains (charges) of $605,000 and $(1.5 million) for the three months ended March 31, 2010 and 2009, respectively.

During the periods ended March 31, 2010 and 2009, accrued interest at December 31, 2009 and 2008 to YA in the amount of $213,000 and $215,000 was paid by issuing 33,822 and 31,053 shares of our common stock, respectively.

5.     SHAREHOLDERS’ EQUITY

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	March 31,	December 31,	Exercise
Date of Issue	2010	2009	Price	Expiration

October 2009	130,000	130,000	$7.78	April 2010 - October 2014
May 2009	129,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
Total	3,943,646	3,943,646

On May 19, 2009, we issued three warrants (the “May Consultant Warrants”) to a consultant to purchase a total of 125,000 shares of our common stock with an exercise price of $9.00 per share and a term of five years.  The first warrant was for 25,000 shares, which became fully vested on November 19, 2009.  The second and third warrants (the “May Contingent Warrants”) were for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of twenty-four months from May 19, 2009.  If these terms are not achieved during this twenty-four month period, the May Contingent Warrants will expire on May 19, 2011.  Otherwise, if the vesting conditions are achieved within twenty-four months from May 19, 2009, the May Contingent Warrants will become fully exercisable for the remainder of the five-year term.

On October 2, 2009, we issued three warrants (the “October Consultant Warrants”) to a consultant to purchase a total of 130,000 shares of our common stock with an exercise price of $7.78 per share.  The first warrant was for 30,000 shares, which became fully vested on April 2, 2010, with a term of five years.  The second and third warrants (the “October Contingent Warrants”) were for 50,000 shares each of common stock, and become fully vested only if our underlying stock price achieves or exceeds $12.00 and $14.00 per share, respectively, for five consecutive trading days as quoted on Nasdaq, over a period of six months from October 2, 2009.  These contingencies were not achieved and as a result, the October Contingent Warrants expired on April 2, 2010.

Based on the criteria set forth by U.S. GAAP for distinguishing liabilities from equity, issuing derivative contracts in an entity’s own equity and related guidance, the warrants listed above have been classified as a component of additional paid-in capital for all periods presented.  Given the variable vesting terms of the May and October Consultant Warrants, mark-to-model adjustments were recognized in order to reflect changes in fair value, with said adjustments reflected as a component of marketing, general and administrative expenses in our consolidated statements of operations.  We recognized mark-to-model credits of $13,000 for the three months ended March 31, 2010, using the Black-Scholes model, assuming a remaining terms of approximately 4.4 years, volatilities of 65%, no dividends, and risk-free interest rates of approximately 2.6%.  We will continue to recognize mark-to-model adjustments to the Consultant Warrants during their respective vesting periods.

6.    COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On March 8, 2010, we executed a contract modification to our existing NASA contract to proceed with the second year (“Phase II”) of the development agreement that was originally executed in March 2009.  Under the terms of this modification, we were to continue performing research and development activities during Phase II of

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

the agreement, for a fixed price of $214,000.  As a result of the Restructuring Plan, efforts on this contract were halted in April 2010, and we do not expect to incur additional revenues or costs associated with this contract in the future.

On September 11, 2009, we executed a fifteen-month, $1.5 million contract with the U.S. Air Force Research Laboratory for the development of automated instrumentation that uses our semiconductor microarray technologies for detecting chemical, biological and environmental hazards, each of which can impact the health of deployed military personnel.  As a result of the Restructuring Plan, efforts on this contract were halted in April 2010, and we do not expect to incur additional revenues or costs associated with this contract in the future.

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

In addition, we have implemented an Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer; or one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $25,000 for the three months ended

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

March 31, 2010 and 2009, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union (collectively, the “Parties”), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the District Court issued its Judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  National Union appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed.  On January 27, 2010, the Parties entered into a settlement agreement (the “Settlement Agreement”) whereby National Union agreed to pay $25 million to us in order to settle the dispute.  These proceeds, net of attorneys’ fees and costs of $5.6 million, were paid to us on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.

We are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims, legal actions, etc. attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.  As of the date of this report and prior to such date, we are not aware of the existence of any such claims or legal actions.

7.     SUBSEQUENT EVENT

On April 19, 2010, we announced a Restructuring Plan that will focus our Company on our diagnostic services business and to transition senior management.  Based on the analysis done to date, we expect to incur cash outlays, excluding executive severance costs, of approximately $1.1 million in connection with this action, of which approximately $650,000 are expected to result from non-executive employee benefit and severance arrangements and approximately $430,000 in remaining lease payments, plant closure and facilities clean-up and relocation expenses.  In addition, we expect to incur approximately $460,000 in non-cash write-downs of inventory, property and equipment and related assets. On May 12, 2010, our Board of Directors finalized the terminations of certain of our executives as a result of the Restructuring Plan, and reaffirmed the termination benefits they will receive in accordance with our existing executive severance benefits described above in Note 6.  The executive severance cash benefits totaling $565,000 will be paid out by June 30, 2010.

We are performing an impairment assessment on goodwill and other long-lived assets impacted by the Restructuring Plan, in addition to inventory, property and equipment assets described above.  At this time, we are unable to make a determination of the estimated range related to the impairment charges.  The impairment charges ultimately recorded are not expected to result in future cash expenditures.

We anticipate that the majority of these costs will be recorded in our operating results for the fiscal quarter ending June 30, 2010.  We do not expect that the charges will result in significant cash expenditures after completion of the Restructuring Plan.  Once completed, the Restructuring Plan is expected to yield annualized cost savings of approximately $4.0 million to $5.0 million per year.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K, filed on March 18, 2010.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the “Risk Factors” described in our Annual Report on Form 10-K filed on March 18, 2010.

General

We are a diversified biotechnology business that primarily operates in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”). CMDX operates as a diagnostics reference laboratory that provides genetic and other diagnostics services to physicians, hospitals and clinics.

Leuchemix Inc. (“Leuchemix”), a minority owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.  Leuchemix’s first compound has entered initial clinical trials in the United Kingdom.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we are in the process of closing down our Mukilteo, Washington facility, which has been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies.  We will also be relocating our corporate headquarters to CMDX’s Irvine, California location.  After the restructuring, CombiMatrix will be focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this plan, we have initiated a search for a new President and Chief Executive Officer, which we anticipate to be completed by the end of the second quarter of 2010, at which time our current President and CEO, Dr. Kumar, will step down.  The Restructuring Plan is expected to yield annualized cost savings of approximately $4.0 million to $5.0 million per year after its completion.  See Notes 1 and 7 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Prior Relationship with Acacia Research Corporation

We were originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock under the Securities Act of 1933 as part of a plan to split-off from Acacia (the “Split-Off”).  On August 15, 2007 (the “Split-Off Date”), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: CBMX).  As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Liquidity

At March 31, 2010, we had cash and cash equivalents of $13.5 million, which included the receipt of $19.4 million in proceeds from our settlement with National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”), net of attorneys’ fees and costs, in February 2010.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, operating cash savings from our Restructuring Plan and other sources of funding from the capital markets will be sufficient to meet our cash requirements beyond the next twelve months.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of capital will be available at times and at terms acceptable to us.  The issuance of additional equity securities may also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, of which reduction could jeopardize the future strategic initiatives and business plans of our company.  See the Liquidity and Capital Resources section below as well as Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our Form 10-K for our fiscal year ended December 31, 2009.

Overview of Recent Business Activities

For the three months ended March 31, 2010, our operating activities included the recognition of $1.3 million in revenues, including $200,000 in government contract revenues, $235,000 in CustomArray product and service revenues and $820,000 in diagnostic lab revenues.  Research and development expenses, excluding government contract costs and non-cash stock based compensation, increased in the first quarter of 2010 due primarily to the reduced utilization of our R&D resources from lower DoD contract activity as well as ongoing costs from our comprehensive cancer array test development.  Marketing, general and administrative expenses were relatively unchanged, as increased sales and marketing efforts and G&A costs at CMDX were largely offset by reductions in legal and investor relations costs.

Significant business developments that occurred during and subsequent to the first quarter ended March 31, 2010 were:

•                  On January 27, 2010, we reached a settlement in our ongoing litigation with National Union and received settlement proceeds, net of attorneys’ costs and fees, of $19.4 million on February 3, 2010.   On March 2, 2010, we retired the Debenture, which had a remaining principal balance of $8.4 million as of that date.  As a result of retiring the Debenture, the potentially dilutive reserve of approximately 1.1 million shares of common stock that could have been issued from conversion of the Debenture was also retired.

•                  In January 2010, we announced that Mark McGowan had joined the Board of Directors of CombiMatrix.  Mr. McGowan is the managing member of SAF Capital Management LLC, a value-oriented investment firm which he founded in November, 2006.  Prior to forming SAF Capital Management LLC, Mr. McGowan was Co-founder and Managing Partner of MPG Capital Management LLC, an equity market research firm which derived and licensed statistically validated algorithmic trading models and investment strategies for wealthy individuals and institutional investors.  Mr. McGowan previously worked within the Consumer and Market

Knowledge function of Procter & Gamble, where he was instrumental in shaping marketing strategies for multiple brands, as well as leading Market Mix Modeling and the development of macroeconomic forecasting capabilities within Procter & Gamble’s Homecare division. Mr. McGowan performed two cooperative assignments with Johnson & Johnson; working within global operations for Johnson & Johnson subsidiary Ethicon Endo Surgery and in domestic operations for Johnson & Johnson’s Consumer Products headquarters. Mr. McGowan received his Bachelor of Science in Microbiology, with a focus in Genomics and Molecular Genetics, from Michigan State University.

•               On April 19, 2010, we announced the Restructuring Plan described above. Also, see Note 7 to the consolidated financial statements included elsewhere in this report for additional discussion of this matter.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K, filed on March 18, 2010, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues and Cost of Revenues:

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(dollars in thousands)

Government contracts	$200	$525	$(325)	(62)%
Cost of government contracts	(183)	(495)	312	63%
Products	204	257	(53)	(21)%
Services	788	696	92	13%
Cost of products and services	(428)	(657)	229	35%
Collaboration agreements	63	62	1	—

Government Contracts and Cost of Government Contracts.  Under the terms of our contracts with the DoD, we are reimbursed on a periodic basis for actual costs incurred to perform our obligations, plus a fixed fee.  Under the terms of our contract with NASA, we are reimbursed on a periodic basis based on scheduled, contractual fixed amounts.  Revenues are recognized under the partial performance method of accounting, using the cost-to-cost approach to measure completeness at the end of the each reporting period.  Cost of government contracts reflect research and development expenses incurred in connection with our commitments under our current contracts with the DoD and NASA.

The decrease in government contract revenues for the three months ended March 31, 2010 versus the comparable period in 2009 was due primarily to fewer active contracts during 2010 versus 2009.  See Note 6 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts, completion rates and estimated costs to complete of our government contracts that are ongoing as well as prior contracts that were completed during the periods presented.  As a result of our Restructuring Plan announced in April 2010, we expect our contract activities to be phased out during the second quarter of 2010.

Products and Cost of Products.  Product revenues and costs of products relate to domestic and international sales of our array products, which include CustomArray 12K, 4X2K, 2X40K and 90K DNA expression arrays, ElectraSense® microarray readers and related hardware.  Product revenues decreased in the three months ended March 31, 2010 versus the comparable period in 2009 due primarily to lower CustomArray sales.  As we expand our business focus from exclusively selling array-based research and development products to providing array-based diagnostic services, we have reduced internal sales staff, marketing and production efforts regarding sales of

CustomArray products and instead have executed product distribution and manufacturing agreements with various third-party distributors for the sales of our suite of CustomArray products into the research and development markets.  As a result of our Restructuring Plan announced in April 2010, we expect our CustomArray products sales to be phased out during the second quarter of 2010.

Services.  Services revenues are comprised primarily of diagnostic services provided by CMDX as well as the amortization of one-year equipment maintenance and service contracts executed with certain customers of our DNA synthesizers.  Diagnostic services revenue from CMDX was $772,000 for the three months ended March 31, 2010, versus $688,000 in the comparable period in 2009.  These revenues have increased due to increased sales and marketing efforts as well as improved third-party reimbursement for our tests.  Including BAC array product sales, total diagnostic lab revenues at CMDX were $820,000 for the three months ended March 31, 2010 versus $727,000 in the comparable period in 2009.

Operating Expenses:

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(dollars in thousands)

Research and development expenses	$1,548	$1,131	$417	37%
Marketing, general and administrative expenses	2,685	2,769	(84)	(3)%
Patent amortization and royalties	147	346	(199)	(58)%
Equity in loss of investee	—	250	(250)	(100)%

Research and Development Expenses.  The increase in internal research and development expenses for the periods presented was due primarily to lower utilization of our R&D resources from lower DoD contract activity as well as ongoing development of our comprehensive cancer array.  In addition, for the three months ended March 31, 2010 and 2009, research and development expenses included $166,000 and $137,000, respectively, of non-cash stock compensation expense.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

As a result of the Restructuring Plan announced in April 2010, future research and development expenses will decrease in the short-term as a result of shutting down our research facilities in Mukilteo, Washington.  Research and development surrounding our diagnostic laboratory tests will continue and could increase as additional internal research and development agreements are undertaken and/or as new research and development collaborations are executed with strategic partners for the development of new diagnostic tests.

Marketing, General and Administrative Expenses.  The decrease in marketing, general and administrative expenses for the three months ended March 31, 2010 versus the comparable period in 2009 was due primarily to lower legal and investor relations expenses, partially offset by increases in sales and marketing expenses at CMDX.  In addition, for the three months ended March 31, 2010 and 2009, marketing, general and administrative expenses included $660,000 and $654,000, respectively, of non-cash stock compensation expense.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Patent Amortization and Royalties.  During 2009, one of our two long-lived patent assets became fully amortized, resulting in a decrease in patent amortization for the three months ended March 31, 2010 versus the comparable period in 2009.

Equity in Loss of Investee.  For the periods presented, this expense represents our recognition under the equity method of accounting of our minority interests in the operations of Leuchemix, in which we own a one-third minority interest.  During 2009, our equity investment in Leuchemix reached $0 and as a result, we ceased recognizing additional expense from their underlying operations.  This has caused a decrease in this expense for the three months ended March 31, 2010 versus the comparable period in 2009.

Other Non-Operating Items:

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
	(dollars in thousands)

Litigation settlement gain	$19,385	$—	$19,385	—
Loss from early extinguishment of debt	(572)	—	(572)	—
Interest income	2	10	(8)	(80)%
Interest expense	(348)	(513)	165	32%
Derivatives gains (charges)	605	(1,521)	2,126	140%

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”).  As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in our March 31, 2010 consolidated statement of operations.

Interest Expense.  Since July 2008, interest expense was recognized from the issuance of the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance.  Interest expense also included amortization of the $2.9 million of debt discount originally recognized from issuance of the Debenture and warrants using the effective interest method.  Interest expense decreased as a result of retiring the Debenture in March 2010.

Derivative Gains (Charges). These gains (charges) represent the net gain or expense recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding during the periods presented.  In accordance U.S. GAAP, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represented embedded derivatives of the Debenture that were recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result the remaining derivatives liability of $605,000 was written off as a non-operating gain in our March 31, 2010 consolidated statement of operations.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At March 31, 2010, cash and cash equivalents totaled $13.5 million, versus $5.4 million at December 31, 2009.  Working capital at March 31, 2010 was $13.3 million, compared to a working capital deficit of $(3.0 million) at December 31, 2009.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2010	2009	Change
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,510	$(2,397)	$18,907
Investing activities	(54)	1,513	(1,567)
Financing activities	(8,413)	(747)	(7,666)
Increase (decrease) in cash and cash equivalents	$8,043	$(1,631)	$9,674

Operating Activities.  The overall net increase in cash provided by operating activities for the three months ended March 31, 2010 versus the cash used in operating activities in the comparable 2009 period was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the three months ended March 31, 2010 and 2009, we incurred $54,000 and $13,000, respectively, of capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the repayment of the Debenture totaling $8.4 million during the period ended March 31, 2010 versus repayment of a line of credit totaling $820,000 in the comparable period in 2009.  Also, proceeds from the exercise of common stock options and warrants were zero during the period ended March 31, 2010 versus $81,000 in the comparable period in 2009.

Restructuring Plan.  On April 19, 2010, we announced a Restructuring Plan that will focus our Company on our diagnostic services business and to transition senior management.  Based on the analysis done to date, we expect to incur cash outlays, excluding executive severance costs, of approximately $1.1 million in connection with this action, of which approximately $650,000 are expected to result from non-executive employee benefit and severance arrangements and approximately $430,000 in remaining lease payments, plant closure and facilities clean-up and relocation expenses.  In addition, we expect to incur approximately $460,000 in non-cash write-downs of inventory, property and equipment and related assets. On May 12, 2010, our Board of Directors finalized the terminations of certain of our executives as a result of the Restructuring Plan, and reaffirmed the termination benefits they will receive in accordance with our existing executive severance benefits described in Note 6 to the consolidated financial statements included elsewhere in this report.  The executive severance cash benefits totaling $565,000 will be paid out by June 30, 2010.

We are performing an impairment assessment on goodwill and other long-lived assets impacted by the Restructuring Plan, in addition to inventory and property and equipment assets described above.  At this time, we are unable to make a determination of the estimated range related to the impairment charges.  The impairment charges ultimately recorded are not expected to result in future cash expenditures.

We anticipate that the majority of these costs will be recorded in our operating results for the fiscal quarter ending June 30, 2010.  We do not expect that the charges will result in significant cash expenditures after completion of the Restructuring Plan.  Once completed, the Restructuring Plan is expected to yield annualized cost savings of approximately $4.0 million to $5.0 million per year.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial products.  We believe that our cash and cash equivalent balances, proceeds from our settlement with National Union, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements beyond the next twelve months, as the Restructuring Plan will significantly reduce our operating cash burn.

In order for us to continue as a going concern and to eventually reach profitability, we may be required to obtain capital from external sources.  However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to us.  The issuance of equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  Any efforts to seek additional funding could be made through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, if at all.  Our long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

•                  the costs of commercialization activities, including sales and marketing costs and capital equipment;

•                  the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;

•                  our ability to license technology, if necessary;

•                  competing technological developments;

•                  the creation and formation of strategic partnerships;

•                  the costs associated with leasing and improving our Irvine, California facility; and

•                  other factors that may not be within our control.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises.  We have no significant commitments for capital expenditures in 2010 or beyond.  We have executed three capital leases totaling $293,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of March 31, 2010:

	Payments Due by Period (in thousands)
					2014 and
	2010	2011	2012	2013	Thereafter

Operating leases	$398	$189	$196	$16	$—
Capital leases	63	85	85	57	—
Minimum royalty payments	75	100	100	100	475
Total contractual obligations	$536	$374	$381	$173	$475

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Ins. Co. of Pittsburgh, PA (“National Union”) (collectively, the “Parties”), seeking reimbursement of litigation and settlement costs for a prior lawsuit, pursuant to our directors and officers insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the U.S. District Court for the Central District of California (the “District Court”) issued its judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union (the “Judgment”).  In accordance with the distribution agreement entered into between Acacia and us prior to the Split-Off, all proceeds from the lawsuit were to be paid to us.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  National Union appealed the Judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed.  On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25 million to us in order to settle the dispute.  These proceeds were paid on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.

Item 1A.  RISK FACTORS

The following risk factors should be read in conjunction with the risk factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 18, 2010.

We may not realize the expected benefits of our initiatives to control costs.

On April 19, 2010, we announced a strategic and operation restructuring plan to significantly reduce operating costs, increase the focus on the Company’s diagnostics services business and transition senior management.  We anticipate that the Restructuring Plan will result in a reduction of our workforce by approximately 50% as a result of closing our Mukilteo, Washington facilities and relocating our corporate headquarters to our subsidiary’s facilities in Irvine, California.

At present, we expect that the Restructuring Plan will yield annualized cost savings of approximately $4.0 million to $5.0 million upon completion.  However, if we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount or relocating operations, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate.  Further, in connection with the Restructuring Plan, we may incur payments to third parties for fees, claims or penalties associated with termination or default under existing agreements with those parties. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

An inability to timely identify and retain a qualified President and Chief Executive Officer could be disruptive to and harm our business.

As a component of our Restructuring Plan, we have initiated a search for a new President and Chief Executive Officer, which we anticipate will be completed by the end of the second quarter of 2010, at which time our current President and Chief Executive Officer, Dr. Amit Kumar, is expected to step down.  If we fail to identify, hire and retain a qualified person to fill that position within that time frame, we may not be able to satisfactorily manage our business or address the complexities of being a public company.  Although we plan to interview candidates for the President and Chief Executive Officer position, we cannot assure you that we will find someone suitable to fill this position.  There also are no assurances that our President and Chief Executive Officer, once retained, will work well with our current or future management team or that his or her transition into the role will be efficient.  Our inability to find and employ a qualified President and Chief Executive Officer or to facilitate his or her smooth transition into the role could have a material adverse effect on our business, results of operations and financial condition.

Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop with our collaborators.

We are currently collaborating with our partners to develop diagnostic products.  The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations.  In the United States, third-party payer price resistance, the trend towards managed health care and the implementation of the Patient Protection and Affordable Care Act of 2010 could reduce prices for health care products and services, adversely affecting the profits of our customers and collaborative partners and reduce our future royalties.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three months ended March 31, 2010, we issued 33,822 shares of our common stock to YA Global Investments, L.P. (“YA”), in consideration of quarterly interest charges accrued during the fourth quarter of 2009 under the terms of a secured convertible debenture that we issued to YA in July 2008.  The issuance of common stock to YA was made pursuant to an exemption under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Item 5.  OTHER INFORMATION

In connection with our Restructuring Plan, our Board of Directors, on March 12, 2010, terminated the employment of Amit Kumar, Ph.D. (our President and Chief Executive Officer), Brooke Anderson, Ph.D. (our Chief Operating Officer), and H. Sho Fuji (our Vice President of Engineering and Production), each to be effective June 30, 2010.  On or before that time, Dr. Anderson will also resign from our Board of Directors.  In connection with each termination, the Board affirmed the executive severance plans already in place that are described elsewhere in this Quarterly Report, except that in addition to the standard severance benefits described, Dr. Anderson will receive the equivalent of three months of salary in the form of the Company’s common stock.

Item 6.  EXHIBITS

An index of exhibits is found on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

	By:	/s/ AMIT KUMAR, PH.D.
Amit Kumar, Ph.D.
Chief Executive Officer
(Authorized Signatory)

	By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 17, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.2	Second Amended and Restated Bylaws (1)
10.1	Amendment No. 3 to Lease dated as of January 11, 2010 (2)
10.2	Settlement Agreement with National Union Fire Insurance Co. of Pittsburgh, PA, dated as of January 27, 2010
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.2 to CombiMatrix Corporation’s Annual Report on Form 10-K, filed March 18, 2010.
(2)	Incorporated by reference to Exhibit 10.1 to CombiMatrix Corporation’s Current Report on Form 8-K, filed January 15, 2010.