Form 10-Q
period 2010-06-30
CombiMatrix Corp
filed 2010-08-16
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 001-33523

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

310 Goddard, Suite 150,
Irvine, CA	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 753-0624

6500 Harbour Heights Parkway, Suite 303

Mukilteo, WA 98275

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

As of August 10, 2010, 7,620,398 shares of CombiMatrix Corporation common stock were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,215	$5,443
Accounts receivable, net of allowance for doubtful accounts of $73 and $190	1,316	1,045
Inventory	292	669
Prepaid expenses and other assets	145	236
Total current assets	11,968	7,393

Property and equipment, net	656	653
Investments in unconsolidated subsidiaries	127	296
Patents and licenses, net	231	3,840
Goodwill	—	16,918
Total assets	$12,982	$29,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,886	$1,891
Current portion, capital lease obligations	66	52
Deferred revenues	—	255
Secured convertible debenture	—	7,608
Other liabilities	—	605
Total current liabilities	1,952	10,411

Capital lease obligations, net of current portion	169	170
Total liabilities	2,121	10,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized 7,605,708 and 7,571,886 shares issued and outstanding	8	8
Additional paid-in capital	57,564	55,758
Accumulated net losses	(46,711)	(37,247)
Total shareholders’ equity	10,861	18,519
Total liabilities and shareholders’ equity	$12,982	$29,100

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Services	$796	$565	$1,568	$1,253
Products	120	41	168	80
Total revenues	916	606	1,736	1,333
Operating expenses:
Cost of products and services	393	376	715	869
Research and development expenses	725	699	1,498	1,362
Marketing, general and administrative expenses	2,156	1,658	4,141	3,517
Patent amortization and royalties	79	59	141	131
Equity in loss of investee	—	261	—	511
Goodwill impairment	16,918	—	16,918	—
Total operating expenses	20,271	3,053	23,413	6,390
Operating loss	(19,355)	(2,447)	(21,677)	(5,057)
Other income (expense):
Litigation settlement gain	—	—	19,385	—
Loss from early extinguishment of debt	—	—	(572)	—
Interest income	2	5	4	15
Interest expense	(5)	(509)	(353)	(1,022)
Derivatives gains (charges)	—	137	605	(1,384)
Total other income (expense)	(3)	(367)	19,069	(2,391)
Net loss from continuing operations	(19,358)	(2,814)	(2,608)	(7,448)
Loss from discontinued operations	(5,442)	(1,817)	(6,856)	(3,315)
Net loss	$(24,800)	$(4,631)	$(9,464)	$(10,763)

Basic and diluted net loss per share from continuing operations	$(2.55)	$(0.40)	$(0.34)	$(1.11)
Basic and diluted net loss per share from discontinued operations	(0.72)	(0.26)	(0.90)	(0.49)

Basic and diluted net loss per share	$(3.27)	$(0.66)	$(1.24)	$(1.60)

Basic and diluted weighted average common shares outstanding	7,605,708	7,103,330	7,604,587	6,714,149

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net loss	$(9,464)	$(10,763)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	395	775
Non-cash stock compensation	1,615	1,646
Derivatives (gains) charges	(605)	1,384
Loss on early extinguishment of debt	572	—
Equity in loss of investee	—	511
Warrants issued to consultants	—	190
Allowance for bad debt	74	287
Amortization of debt discount and issuance costs	211	571
Goodwill impairment	16,918	—
Patent and other asset write-downs	3,664	—
Changes in assets and liabilities:
Accounts receivable	(345)	(206)
Inventory, prepaid expenses and other assets	441	(131)
Accounts payable, accrued expenses and other	60	839
Deferred revenues	(255)	(137)
Net cash flows from operating activities	13,281	(5,034)
Investing activities:
Purchase of property and equipment	(73)	(15)
Sale of available-for-sale investments	—	1,526
Net cash flows from investing activities	(73)	1,511
Financing activities:
Repayment of secured convertible debenture	(8,400)	—
Net proceeds from issuance of common stock, net	—	7,761
Repayment of line of credit	—	(820)
Repayment of capital lease obligations	(36)	(12)
Net cash flows from financing activities	(8,436)	6,929

Increase in cash and cash equivalents	4,772	3,406
Cash and cash equivalents, beginning	5,443	7,579
Cash and cash equivalents, ending	$10,215	$10,985

Non-cash financing activities:
Accrued interest paid in common stock	$215	$451

Conversion of secured convertible debenture to common stock	$—	$100

Accrued financing costs	$—	$205

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company,” “we,” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”).  In December 2006, we filed a registration statement with the U.S. Securities and Exchange Commission (“SEC”) in order to register our common stock as part of a plan to split-off from Acacia (the “Split-Off”).  On August 15, 2007 (the “Split-Off Date”), the Split-Off was effected and our common stock became publicly traded on the Nasdaq Global Market (symbol: “CBMX”).  As of the Split-Off Date, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

We are a diversified biotechnology business that primarily operates in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”). CMDX operates as a diagnostics reference laboratory that provides genetic and other diagnostics services to physicians, hospitals and clinics.

Leuchemix Inc. (“Leuchemix”), a minority-owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.  Leuchemix’s first compound has entered initial clinical trials in the United Kingdom.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we have closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, also known as our “CustomArray” business.  We have also relocated our corporate headquarters from Mukilteo to CMDX’s Irvine, California location.  After the restructuring, we will be focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 (see Note 9).  On June 30, 2010, Dr. Amit Kumar stepped down from his role as President and Chief Executive Officer and Mr. Mark McGowan, our Chairman of our Board of Directors, assumed this role on an interim basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as reported by us in our Annual Report on Form 10-K filed on March 18, 2010.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2010, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

As a result of executing the Restructuring Plan, the financial results of our CustomArray business have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  See Note 3 for additional information regarding discontinued operations.  Unless otherwise noted, amounts and disclosures throughout the notes to our consolidated financial statements relate to our continuing operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new and unproven technologies and continue to develop commercial tests and products.

At June 30, 2010, we had cash and cash equivalents of $10.2 million.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, operating cash savings from our Restructuring Plan and other sources of funding from the capital markets will be sufficient to meet our cash requirements beyond the next twelve months.  In order for us to continue as a going concern beyond this point, we may be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us.

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

Discontinued Operations.  We reclassify, from continuing operations to discontinued operations, for all periods presented, the results of operations for any component either held for sale or disposed of.  We define a component as being distinguishable from the rest of our Company because it has its own operations and cash flows.  A component may be a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group.  Such reclassifications had no effect on our net loss or shareholders’ equity.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, have been recognized when delivery occurred.  There is no written or implied right to return or exchange the products.

Revenues from multiple element arrangements are based on the relative selling price method, whereby we allocate consideration received to all deliverables of an arrangement at the inception of the arrangement based on the relative selling prices of each element. In order to determine the selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence (“VSOE”); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available.  Several factors are considered when determining the estimated selling price of a deliverable, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, our ongoing pricing strategy and policies and the value-added components of differentiated deliverables, if determinable.  In order for a deliverable to be accounted for as a separate unit of accounting, both of the following criteria must be met: 1) the delivered item or items have value to the customer on a standalone basis; and 2) when a general right of return exists, the delivery or performance of an undelivered item is considered probable and under our control.  Our revenue arrangements do not have a general right of return.  When a deliverable does not meet the criteria to be considered a separate unit of accounting, we group that deliverable with other deliverables that, when combined, meet the criteria, and the appropriate allocation of arrangement consideration and revenue recognition is determined.

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

Accounts Receivable and Allowances for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of marketing, general and administrative expenses in the consolidated statements of operations.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

Impairment of Long-Lived Assets and Goodwill.  Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.  Due to the Restructuring Plan, management determined that our patent intangible assets were impaired — see Note 3 below.

Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not indicate that the fair value of a reporting unit is below its carrying amount.  A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management.  Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill.  We performed our annual impairment test during the fourth quarter of 2009 and determined that goodwill was not impaired.  During the second quarter of 2010, the Company’s fair value (as determined by the trading of our common stock on Nasdaq) fell below our carrying value, triggering an impairment analysis — see Note 5 below.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of products and services	$14	$16	$27	$37
Research and development	46	46	94	82
Marketing, general and administrative	522	502	1,031	974
Discontinued operations	190	266	463	553
Total non-cash stock compensation	$772	$830	$1,615	$1,646

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share from continuing operations for all periods presented (in thousands, except share and per-share data; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations applicable to common shareholders	$(19,358)	$(2,814)	$(2,608)	$(7,448)
Denominator:
Weighted-average common shares outstanding	7,605,708	7,103,330	7,604,587	6,714,149
Basic and diluted loss per share from continuing operations	$(2.55)	$(0.40)	$(0.34)	$(1.11)

Common stock options	2,009,102	2,059,502	2,009,102	2,059,502
Common stock warrants	3,843,646	3,813,646	3,843,646	3,813,646
Convertible debenture	—	1,120,000	—	1,120,000
Excluded potentially dilutive securities	5,852,748	6,993,148	5,852,748	6,993,148

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.     RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan that will focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related charges incurred as of June 30, 2010 are as follows (in thousands):

Restructuring
Charges

Severance payments and benefits	$1,069
Inventory write-downs	386
Accrued lease costs	81
Property, plant and equipment write-downs	79
Facilities clean-up and relocation	38
Subtotal	1,653
Sale of surplus property and equipment	(401)
$1,252

Of the $1.7 million in restructuring charges listed above, $465,000 were non-cash write-downs, $826,000 were paid out in cash as of June 30, 2010, and $362,000 were accrued as short-term payables and are expected to be paid out during the third quarter of 2010. Remaining costs that are primarily associated with facilities clean-up and relocation are not expected to be significant.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring of $1.4 million, which is included as a component of loss from discontinued operations in the three and six months ended June 30, 2010 statements of operations.

As a result of the Restructuring Plan, management performed an impairment analysis of its intangible patent assets and determined that these assets were fully impaired.  As a result, these assets were written down by $3.4 million during the second quarter of 2010.  The write-down is included as a component of loss from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.

The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$320	$630	$754	$1,444
Operating expenses	1,076	2,447	2,924	4,759
Impairment of patents	3,434	—	3,434	—
Restructuring and other charges, net of surplus	1,252	—	1,252	—
Loss from discontinued operations	$(5,442)	$(1,817)	$(6,856)	$(3,315)

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2010 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	June 30,	Fair Value Measurements at
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9,755	$9,755	$—	$—

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010 (in thousands; unaudited):

Embedded
Derivatives(1)

Balance, December 31, 2009	$(605)
Realized gains	605
Balance, June 30, 2010	$—

(1)          Included in “other liabilities” in the accompanying December 31, 2009 consolidated balance sheet.

5.     GOODWILL IMPAIRMENT

The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading of our common stock on Nasdaq) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market based approach and determined that all of our $16.9 million in goodwill was impaired.  The related charge was recognized as “goodwill impairment” in our 2010 consolidated statements of operations.  The change in the carrying amount of goodwill and impairment losses for the period ended June 30, 2010 is as follows (in thousands):

		Impairment
	Goodwill	Losses	Net

Balance, December 31, 2009	$16,918	$—	$16,918
Impairment loss	—	(16,918)	(16,918)
Balance, June 30, 2010	$16,918	$(16,918)	$—

6.     SECURED CONVERTIBLE DEBENTURE

Description

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was reduced during 2009 to $7.50 per share); and (ii) warrants (the “YA Warrants”) to purchase up to 336,984 shares of our common stock.  The Debenture was originally due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Insurance Company of Pittsburg, PA (“National Union”) in accordance with the $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “District Court”).  In February 2010, we received $25 million in settlement proceeds from National Union, $8.6 million of which was used to fully retire the remaining principal balance of the Debenture, plus accrued interest, on March 2, 2010 (the “Retirement Date”).

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

As a result of separating the YA Warrants and embedded derivative features of the Debenture, an aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture as a debt discount, which was being accreted to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.  For the three and six months ended June 30, 2010 and 2009, interest and amortization charges were $0, $348,000, $506,000 and $1.0 million, respectively.  As of the Retirement Date, the remaining unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the six-month ended June 30, 2010 consolidated statement of operations.

Since the Closing Date, YA had converted $1.6 million of the Debenture into common stock, leaving an outstanding principal balance plus accrued interest due of $8.6 million prior to being retired as of the Retirement Date.  The embedded derivative liabilities were marked to fair value of zero as of the Retirement Date and $1.8 million as of June 30, 2009, resulting in net non-operating derivative gains (charges) of $0, $605,000, $137,000 and $(1.4 million) for the three and six months ended June 30, 2010 and 2009, respectively.

7.     SHAREHOLDERS’ EQUITY

Equity Financings

On May 1, 2009, we closed a registered direct offering (the “Offering”) of our common stock and warrants for gross proceeds of $8.25 million.  Under the terms of the Offering, we sold 1.1 million units for $7.50 per unit to certain investors.  Each unit consisted of one share of our common stock and one warrant, each warrant to purchase one share of our common stock at an exercise price of $9.00 per share.  The warrants were not exercisable until six months after the Offering and have a term of five years.  The warrants are also callable if our common stock trades at or above $22.50 per share during any 20 trading days during a period of 30 consecutive trading days, with a minimum daily trading volume of 50,000 shares each day during that 30 trading day period.  Subsequent to the date of the Offering, we listed the warrants on the Nasdaq Global Market under the symbol “CBMXW”.  Net proceeds from the Offering, net of placement agent fees and expenses, were approximately $7.6 million.  As a result of the Offering, the fixed conversion price of the Debenture was reduced to $7.50 per share, effective May 1, 2009.

Warrants

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
Date of Issue	2010	2009	Price	Expiration

October 2009	30,000	130,000	$7.78	April 2010 - October 2014
May 2009	129,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	159,648	159,648	$24.00	September 2010
Total	3,843,646	3,943,646

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

In addition, we have implemented an Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees of CombiMatrix Corporation.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer; or one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements. The Severance Plan was modified on August 10, 2010 (see Note 9 below).

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $50,000, $25,000, and $50,000, for the three and six months ended June 30, 2010 and 2009, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

9.     SUBSEQUENT EVENTS

On August 10, 2010, our Board of Directors approved a restatement of the Severance Plan, that affects certain of our senior management-level employees of CombiMatrix Corporation.  As restated, any cash severance payment payable under the Severance Plan will be equal to one-half times annual base salary for all senior management-level employees of the Company, including our Chief Executive Officer.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On August 11, 2010, R. Judd Jessup accepted our offer to become the Company’s new President and Chief Executive Officer, and his employment with us will commence on August 23, 2010.  Mr. Jessup was also elected to serve as a member of our Board of Directors, effective August 23, 2010.  Mr. Jessup replaces Mark McGowan who had served as our interim President and Chief Executive Officer.  Mr. McGowan will continue to serve as Chairman of the Board.  Mr. Jessup will be paid a base salary of $420,000 per year and, subject to Board approval, an annual performance bonus.  We also granted Mr. Jessup a stock option to purchase 400,000 shares of our common stock at an exercise price of $2.74 per share.  The stock option vests over four years.  Mr. Jessup is entitled to standard company benefits and may be entitled to certain severance benefits under the Company’s Severance Plan. Pursuant to the Severance Plan, if Mr. Jessup is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the Mr. Jessup will be entitled to receive: (i) a cash severance payment equal to one-half times his annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for Mr. Jessup and eligible dependants for a pre-determined period of time.

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

Leuchemix Inc. (“Leuchemix”), a minority-owned subsidiary, is developing a series of compounds to address a number of oncology-related diseases.  Leuchemix’s first compound has entered initial clinical trials in the United Kingdom.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, previously referred to as our “CustomArray” business. We also relocated our corporate headquarters to CMDX’s Irvine, California location.  After the restructuring, CombiMatrix will be focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup as our permanent President and CEO.  On June 30, 2010, Dr. Amit Kumar stepped down from his role as President and Chief Executive Officer and Mr. Mark McGowan, our Chairman of our Board of Directors, assumed this role on an interim basis.  See Notes 1, 3 and 9 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Liquidity

At June 30, 2010, we had cash and cash equivalents of $10.2 million.  As a result, we anticipate that our cash and cash equivalent balances, cash flows from operations, operating cash savings from our Restructuring Plan and other sources of funding from the capital markets will be sufficient to meet our cash requirements beyond the next twelve months.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of capital will be available at times and at terms acceptable to us.  The issuance of additional equity securities may also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, of which reduction could jeopardize the future strategic initiatives and business plans of our company.  See the Liquidity and Capital Resources section below as well as Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Basis Of Presentation Of Financial Statements

The consolidated financial statements included in this Form 10-Q are consistent with our historical financial statements included in our Form 10-K for our fiscal year ended December 31, 2009.

As a result of executing the Restructuring Plan, the financial results of our CustomArray business have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  See Note 3 to the consolidated financial statements for additional information regarding discontinued operations.  Unless otherwise noted, amounts and disclosures throughout the notes to our consolidated financial statements relate to our continuing operations.

Overview of Recent Business Activities

For the three months ended June 30, 2010, our operating activities included the recognition of $916,000 in revenues, including $796,000 in diagnostic lab revenues and $120,000 from the sale of CGH arrays to foreign distributors.  Marketing, general and administrative expenses increased due to increased sales and marketing activities and increased headcount in general and administrative departments.  Due primarily to a decline in our market capitalization during the second quarter, an impairment analysis of our goodwill resulted in an impairment charge of $16.9 million.

Significant business developments that occurred during the second quarter ended June 30, 2010 were:

•                  In April 2010, we announced the Restructuring Plan described above.  Also, see Notes 1 and 3 to the consolidated financial statements included elsewhere in this report for additional discussion of this matter.

•                  In June 2010, we announced that we ceased our M&A activities to focus primarily on the Restructuring Plan, growing our diagnostics business and recruitment of a new President and Chief Executive Officer.  Later in June, we announced that Mr. Tom Akin and Dr. Brooke Anderson would be stepping down from our Board of Directors, and that Mr. Mark McGowan was named Chairman of the Board.  Mr. Rigdon Currie was named Chairman of the Audit Committee.  Finally, on June 30, 2010, Dr. Amit Kumar stepped down as President and CEO of the Company and Mr. Mark McGowan assumed these roles on an interim basis effective July 1, 2010.

•                  On June 15, 2010, we announced that CMDX had received final licensure documentation and approvals in order to begin billing for its suite of array-based diagnostic tests to Medicare.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues and Cost of Revenues:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%

Services	$796	$565	$231	41%	$1,568	$1,253	$315	25%
Products	120	41	79	193%	168	80	88	110%
Cost of products and services	(393)	(376)	(17)	(5)%	(715)	(869)	154	18%

Services.  Revenues increased primarily due to test volume increases as well as increases in average revenue recognized per test. Billable test volumes were 773 and 1,400 for the three and six months ended June 30, 2010, respectively, compared to 637 and 1,560 for the comparable periods in 2009.  The decrease in volumes for the six month periods presented was due to the loss of test samples from the State of New York (which we are in the process of applying for licensing in that state).  Moreover, the period ending in June 30, 2009 contained certain one-time clinical trial services that were performed for the University of Texas, Health Science Center at San Antonio.  Average revenue per test was approximately $1,120 in 2010 versus $803 in 2009.  This increase is due primarily to improved reimbursement from non-contracted third-party payors, resulting in higher average recognized revenues per test during 2010 compared with 2009.

Products.  Product revenues from selling bacterial artificial chromosome, or “BAC,” comparative genomic hybridization, or “CGH,” arrays to a customer in Taiwan increased due to higher volumes, which were 660 and 900 arrays sold for the three and six months ended June 30, 2010, versus 120 and 220 in the comparable 2009 periods.  Increased volumes were due mainly to increased demand for array CGH services in Asia from our Taiwanese customer.

Cost of Products and Services.  Cost of services for our diagnostic tests include direct materials and direct laboratory labor costs (wages and benefits).   Costs for the three and six month periods ending June 30, 2009 represent higher material costs per unit that have been reduced in 2010 due to better pricing from our suppliers, based on our increased test volume.

Operating Expenses:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%

Research and development expenses	$725	$699	$26	4%	$1,498	$1,362	$136	10%
Marketing, general and admin. expenses	2,156	1,658	498	30%	4,141	3,517	624	18%
Patent amortization and royalties	79	59	20	34%	141	131	10	8%
Equity in loss of investee	—	261	(261)	(100)%	—	511	(511)	(100)%
Goodwill impairment	16,918	—	16,918	—	16,918	—	16,918	—

Research and Development Expenses.  These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulatory bodies that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The increase for the six months ended June 30, 2010 was due primarily to additional labor and supply costs incurred from maintaining and improving our diagnostic test suite as compared to the prior period.  In addition, for the three and six months ended June 30, 2010 and 2009, research and development expenses included $46,000, $94,000, $46,000 and $82,000, respectively, of non-cash stock compensation expense.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Marketing, General and Administrative Expenses.  The increase in marketing, general and administrative expenses for the three and six months ended June 30, 2010 versus the comparable period in 2009 was due primarily to increased sales and marketing activities as well as higher headcount compared to the prior periods.  In addition, the three and six months ended June 30, 2010 general and administrative expenses includes a one time, $180,000 write-down of a cost-basis investment that in management’s view had incurred an other-than-temporary decline in the underlying market value of the investment.  In addition, for the three and six months ended June 30, 2010 and 2009, research and development expenses included $522,000, $1.0 million, $502,000 and $974,000, respectively, of non-cash stock compensation expense.  This increase was due primarily to increases in the number of stock option awards granted to our employees during the past twelve months.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts recognized for the periods presented.

Goodwill Impairment.  The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading of our common stock on Nasdaq) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired.

Equity in Loss of Investee.  For the periods presented in 2009, this expense represents our recognition under the equity method of accounting of our minority interests in the operations of Leuchemix, in which we own a one-third minority interest.  During the third quarter of 2009, our equity investment in Leuchemix reached $0 and as a result, we have not been recognizing any additional expense from their underlying operations.

Other Non-Operating Items:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2010	2009	$	%	2010	2009	$	%

Litigation settlement gain	$—	$—	$—	—	$19,385	$—	$19,385	—
Loss from early extinguishment of debt	—	—	—	—	(572)	—	(572)	—
Interest income	2	5	(3)	(60)%	4	15	(11)	(73)%
Interest expense	(5)	(509)	504	99%	(353)	(1,022)	669	65%
Derivatives gains (charges)	—	137	(137)	—	605	(1,384)	1,989	144%

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million during the six months ended June 30, 2010.  There were no such events in 2009.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”). As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in our six months ended June 30, 2010 consolidated statement of operations.  There were no such events in 2009.

Interest Expense.  Since July 2008, interest expense was primarily comprised of interest charges associated with the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance.  Interest expense also included amortization of the $2.9 million of debt discount originally recognized from issuance of the Debenture and warrants using the effective interest method.

Interest expense decreased as a result of retiring the Debenture in March 2010.  Remaining interest charges are from certain capital leases for laboratory equipment.

Derivative Gains (Charges). These gains (charges) represent the net gain or expense recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding during the periods presented.  In accordance with U.S. GAAP, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the fixed conversion price all represented embedded derivatives of the Debenture that were recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain in our six months ended June 30, 2010 consolidated statement of operations.

Inflation

Inflation has not had a significant impact on our Company.

Liquidity and Capital Resources

At June 30, 2010, cash and cash equivalents totaled $10.2 million, versus $5.4 million at December 31, 2009.  Working capital at June 30, 2010 was $10.0 million, compared to a working capital deficit of $(3.0 million) at December 31, 2009.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2010	2009	Change
Net cash provided by (used in) operations:
Operating activities	$13,281	$(5,034)	$18,315
Investing activities	(73)	1,511	(1,584)
Financing activities	(8,436)	6,929	(15,365)
Increase (decrease) in cash and cash equivalents	$4,772	$3,406	$1,366

Operating Activities.  The overall net increase in cash provided by operating activities for the six months ended June 30, 2010 versus the cash used in operating activities in the comparable 2009 periods was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010.

Investing Activities.  The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the periods presented.  Also, for the six months ended June 30, 2010 and 2009, we incurred $73,000 and $15,000, respectively, of capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the repayment of the Debenture totaling $8.4 million during the period ended June 30, 2010 versus repayment of a line of credit totaling $820,000 in the comparable period in 2009.  Also, net proceeds from the sale of common stock and warrants as well as the exercise of common stock options were zero during the period ended June 30, 2010 versus $7.7 million in the comparable period in 2009.

Restructuring Plan.  On April 19, 2010, we announced a Restructuring Plan that will focus our Company on our diagnostic services business while shutting down our CustomArray business.  Total restructuring charges incurred through June 30, 2010 were $1.7 million, of which $465,000 were non-cash write-downs, $826,000 were paid out in cash as of June 30, 2010 and $362,000 were accrued as short-term payables and are expected to be paid out during the third quarter of 2010.  Remaining costs associated with facilities clean-up, relocation and other restructuring costs are not expected to be significant.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring of $1.4 million, which is included as a component of loss from discontinued operations in our 2010 statements of operations.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial products and services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet our cash requirements beyond the next twelve months, as the Restructuring Plan will significantly reduce our operating cash burn.  In order for us to continue as a going concern and to eventually reach profitability, we may be required to obtain capital from external sources.  However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us.  The issuance of equity securities will also cause dilution to our shareholders.  If external financing sources of financing are not available or are inadequate to fund our operations, we will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the Company.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases for our premises.  We have no significant commitments for capital expenditures in 2010 or beyond.  We have executed three capital leases totaling $293,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of June 30, 2010:

	Payments Due by Period (in thousands)
					2014 and
	2010	2011	2012	2013	Thereafter

Operating leases	$266	$189	$196	$16	$—
Capital leases	42	85	85	58	—
Minimum royalty payments	50	100	100	100	475
Total contractual obligations	$358	$374	$381	$174	$475

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15 under the Exchange Act as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At present, we expect that the Restructuring Plan will yield significant cost savings. However, if we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount or relocating operations, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate.  Further, in connection with the Restructuring Plan, we may incur payments to third parties for fees, claims or penalties associated with termination or default under existing agreements with those parties. Any of these outcomes could prevent us from meeting our strategic objectives and could adversely impact our results of operations and financial condition.

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

Item 5.  OTHER INFORMATION

Severance Arrangements

In connection with our Restructuring Plan, our Board of Directors, on March 12, 2010, terminated the employment of Amit Kumar, Ph.D. (our President and Chief Executive Officer), Brooke Anderson, Ph.D. (our Chief Operating Officer), and H. Sho Fuji (our Vice President of Engineering and Production), each to be effective June 30, 2010.  Dr. Anderson has also resigned from our Board of Directors.  In connection with each termination, the Board affirmed the executive severance plans already in place that are described elsewhere in this Quarterly Report, except that in addition to the standard severance benefits described, Dr. Anderson received the equivalent of three months of salary in the form of the Company’s common stock, on July 1, 2010.

On August 8, 2010, Dr. Kumar and the Company entered into a separation agreement and release of claims (the “Separation Agreement”).  The Separation Agreement is effective June 30, 2010 and provides Dr. Kumar separation benefits in connection with his termination of employment with the Company in exchange for Dr. Kumar’s agreement to waive and release any and all claims that he has against the Company or its affiliates.  Under the Separation Agreement, Dr. Kumar is entitled to the following severance benefits: (i) one year of regular base salary, less $80,000, (ii) continued enrollment in the Company’s group medical, dental, and life insurance plans through June 30, 2011, and (iii) after Company-paid coverage ends, continued group health plan coverage at Dr. Kumar’s election and expense and pursuant to the terms and conditions specified in the Consolidated Omnibus Budget Reconciliation Act (COBRA).  Dr. Kumar has no claims or disagreements with the Company.  Also, Dr. Kumar has agreed to remain on the Board of Directors of CombiMatrix.

On August 10, 2010, our Board of Directors approved a restatement of the Executive Change of Control Severance Plan, originally effective as of November 10, 2009 (the “Severance Plan”), that affects certain of our senior management-level employees.  Prior to the restatement, in addition to other benefits the Severance Plan provided for a cash severance payment equal to one times annual base salary, in the case of our Chief Executive Officer, and one-half times annual base salary, in the case of our other senior management-level employees upon the employee’s involuntary termination or resignation for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company.  As restated, the Severance Plan provides that any cash severance payment payable under the Severance Plan will be equal to one-half times annual base salary for all senior management-level employees, including our Chief Executive Officer.

New President and Chief Executive Officer

On August 11, 2010, R. Judd Jessup accepted our offer to become the Company’s new President and Chief Executive Officer, and his employment with us will commence on August 23, 2010.  Mr. Jessup was also elected to serve as a member of our Board of Directors, effective August 23, 2010.  Mr. Jessup replaces Mark McGowan who had served as our interim President and Chief Executive Officer.  Mr. McGowan will continue to serve as Chairman of the Board.

Mr. Jessup will be paid a base salary of $420,000 per year and, subject to Board approval, an annual performance bonus.  We also granted Mr. Jessup a stock option to purchase 400,000 shares of our common stock at an exercise price of $2.74 per share.  The stock option vests over four years.  Mr. Jessup is entitled to standard company benefits and may be entitled to certain severance benefits under the Company’s Severance Plan.  Pursuant to the Severance Plan, if Mr. Jessup is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the Mr. Jessup will be entitled to receive: (i) a cash severance payment equal to one-half times his annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for Mr. Jessup and eligible dependants for a pre-determined period of time.

Mr. Jessup has over 35 years of experience in the healthcare and managed care industries.  Most recently, he served as Chief Executive Officer of US LABS, a national laboratory which provides cancer diagnostic and genetic testing services, from 2002 to 2005.  He served as President of the Health Plans Division of FHP International Corporation, a diversified health care services company (“FHP”), from 1994 to 1996.  From 1987 to 1994, Mr. Jessup was President of TakeCare, Inc., a publicly held HMO operating in California, Colorado, Illinois and Ohio, until it was acquired by FHP.  Mr. Jessup currently serves on the Board of Directors of two public companies: NovaMed, Inc. since November 1998, and Corvel Corporation since August 1997.

Item 6.  EXHIBITS

An index of exhibits is found on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ MARK MCGOWAN
Mark McGowan
Chief Executive Officer
(Authorized Signatory)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   August 16, 2010

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010
10.2	Restated Executive Change in Control Severance Plan
10.3	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002