Form 10-Q
period 2010-09-30
CombiMatrix Corp
filed 2010-11-15
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

N/A

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

As of November 10, 2010, 7,620,398 shares of CombiMatrix Corporation common stock, $0.001 par value, were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,885	$5,443
Accounts receivable, net of allowance for doubtful accounts of $90 and $190	1,474	1,045
Inventory	535	669
Prepaid expenses and other assets	304	236
Total current assets	10,198	7,393

Property and equipment, net	603	653
Investments in unconsolidated subsidiaries	127	296
Patents and licenses, net	214	3,840
Goodwill	—	16,918
Total assets	$11,142	$29,100

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,609	$1,891
Current portion, capital lease obligations	70	52
Deferred revenues	—	255
Secured convertible debenture	—	7,608
Other liabilities	—	605
Total current liabilities	1,679	10,411

Capital lease obligations, net of current portion	150	170
Total liabilities	1,829	10,581

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized 7,620,398 and 7,571,886 shares issued and outstanding, respectively	8	8
Additional paid-in capital	58,174	55,758
Accumulated net losses	(48,869)	(37,247)
Total shareholders’ equity	9,313	18,519
Total liabilities and shareholders’ equity	$11,142	$29,100

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Services	$924	$507	$2,492	$1,760
Products	90	96	258	176
Total revenues	1,014	603	2,750	1,936
Operating expenses:
Cost of products and services	579	329	1,557	1,198
Research and development expenses	575	684	1,810	2,046
Marketing, general and administrative expenses	1,736	1,643	5,877	5,160
Patent amortization and royalties	16	63	157	194
Equity in loss of investee	—	107	—	618
Goodwill impairment	—	—	16,918	—
Total operating expenses	2,906	2,826	26,319	9,216
Operating loss	(1,892)	(2,223)	(23,569)	(7,280)
Other income (expense):
Litigation settlement gain	—	—	19,385	—
Loss from early extinguishment of debt	—	—	(572)	—
Interest income	2	2	6	17
Interest expense	(3)	(531)	(356)	(1,553)
Derivatives gains (charges)	—	977	605	(407)
Total other income (expense)	(1)	448	19,068	(1,943)
Net loss from continuing operations	(1,893)	(1,775)	(4,501)	(9,223)
Loss from discontinued operations	(265)	(1,526)	(7,121)	(4,841)
Net loss	$(2,158)	$(3,301)	$(11,622)	$(14,064)

Basic and diluted net loss per share from continuing operations	$(0.25)	$(0.24)	$(0.59)	$(1.32)
Basic and diluted net loss per share from discontinued operations	(0.03)	(0.20)	(0.94)	(0.69)

Basic and diluted net loss per share	$(0.28)	$(0.44)	$(1.53)	$(2.01)

Basic and diluted weighted average common shares outstanding	7,620,079	7,512,401	7,609,808	6,983,157

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net loss	$(11,622)	$(14,064)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	491	1,157
Non-cash stock compensation	2,187	2,535
Derivatives (gains) charges	(605)	407
Loss on early extinguishment of debt	572	—
Equity in loss of investee	—	618
Equity issued to consultants	—	135
Allowance for bad debt	91	278
Amortization of debt discount and issuance costs	211	890
Goodwill impairment	16,918	—
Patent and other asset write-downs	3,664	—
Changes in assets and liabilities:
Accounts receivable	(520)	(43)
Inventory, prepaid expenses and other assets	66	(175)
Accounts payable, accrued expenses and other	(206)	322
Deferred revenues	(255)	(212)
Net cash flows from operating activities	10,992	(8,152)
Investing activities:
Purchase of property and equipment	(99)	(59)
Sale of available-for-sale investments	—	1,526
Net cash flows from investing activities	(99)	1,467
Financing activities:
Repayment of secured convertible debenture	(8,400)	—
Net proceeds from issuance of common stock, net	—	7,846
Repayment of line of credit	—	(820)
Repayment of capital lease obligations	(51)	(15)
Net cash flows from financing activities	(8,451)	7,011

Increase in cash and cash equivalents	2,442	326
Cash and cash equivalents, beginning	5,443	7,579
Cash and cash equivalents, ending	$7,885	$7,905

Non-cash financing activities:
Accrued interest paid in common stock	$215	$634

Conversion of secured convertible debenture to common stock	$—	$100

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

Description of the Company

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory that provides DNA-based clinical diagnostic testing services to physicians, hospitals and clinics for pre-and postnatal development disorders and oncology.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative DNA-based clinical services.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) intended to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we have closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, also known as our “CustomArray” business.  We have also relocated our corporate headquarters from Mukilteo to our Irvine, California location.  Since the restructuring, we are now focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this Restructuring Plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup.  Concurrent with Mr. Jessup’s appointment, Mark McGowan, our Chairman of the Board of Directors, stepped down from his role as interim President and CEO.  Mr. McGowan had assumed this role as a result of Dr. Amit Kumar’s resignation from that role on June 30, 2010.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 18, 2010.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2010, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year.

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

At September 30, 2010, we had cash and cash equivalents of $7.9 million.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan and other anticipated sources of funding from the capital markets will be sufficient to meet our cash requirements into the fourth quarter of 2011.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Our services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards.  Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on our business and operating results.  The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to Authoritative Accounting Literature.  In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, individuals and government payors including Medicare and Medicaid.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.

Revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when delivery occurrs.  There is no written or implied right to return or exchange the products.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of marketing, general and administrative expenses in the consolidated statements of operations.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

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

Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not indicate that the fair value of a reporting unit is below its carrying amount.  A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management.  Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill.  We performed our annual impairment test during the fourth quarter of 2009 and determined that goodwill was not impaired.  During the second quarter of 2010, the Company’s fair value (as determined by the trading price of our common stock on the Nasdaq Global Market) fell below our carrying value, triggering an impairment analysis — see Note 5 below.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Cost of products and services	$16	$10	$43	$47
Research and development	42	49	136	131
Marketing, general and administrative	506	527	1,537	1,501
Discontinued operations	8	303	471	856
Total non-cash stock compensation	$572	$889	$2,187	$2,535

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share from continuing operations for all periods presented (in thousands, except share and per share data; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations applicable to common shareholders	$(1,893)	$(1,775)	$(4,501)	$(9,223)
Denominator:
Weighted-average common shares outstanding	7,620,079	7,512,401	7,609,808	6,983,157
Basic and diluted loss per share from continuing operations	$(0.25)	$(0.24)	$(0.59)	$(1.32)

Common stock options	1,801,127	1,980,577	1,801,127	1,980,577
Common stock warrants	3,683,998	3,813,646	3,683,998	3,813,646
Convertible debenture	—	1,120,000	—	1,120,000
Excluded potentially dilutive securities	5,485,125	6,914,223	5,485,125	6,914,223

Recent and Adopted Accounting Pronouncements.  In March 2010, the FASB issued new authoritative guidance regarding revenue recognition to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements.  Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance began phasing in during the third quarter of 2010.  The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity.  This guidance began phasing in during the first fiscal period after December 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In October 2009, the FASB issued new authoritative guidance to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. The new guidance is effective for revenue transactions entered into during fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The early adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

3.     RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related charges for the periods presented are as follows (in thousands; unaudited):

Nine Months
Ended Sept. 30,
2010

Severance payments and benefits	$1,069
Inventory write-downs	386
Accrued lease costs	81
Property, plant and equipment write-downs	79
Facilities clean-up and relocation	104
Subtotal	1,719
Sale of surplus property and equipment	(468)
$1,251

Of the $1.7 million in restructuring charges listed above (before sale of surplus property and equipment), $465,000 were non-cash write-downs, $1.2 million were paid out in cash as of September 30, 2010, and $48,000 were accrued as short-term payables and are expected to be paid out in subsequent periods.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring for the nine months ended September 30, 2010 of $1.3 million, which is included as a component of loss from discontinued operations in the accompanying consolidated statements of operations.

 As a result of the Restructuring Plan, management performed an impairment analysis of its intangible patent assets and determined that these assets were fully impaired.  As a result, these assets were written down by $3.4 million during the second quarter of 2010.  The write-down is included as a component of loss from discontinued operations in the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands; unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$263	$366	$1,018	$1,810
Operating expenses	528	1,892	3,454	6,651
Impairment of patents	—	—	3,434	—
Restructuring and other charges, net of surplus	—	—	1,251	—
Loss from discontinued operations	$(265)	$(1,526)	$(7,121)	$(4,841)

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2010 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	September 30,	Fair Value Measurements at
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,506	$7,506	$—	$—

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010 (in thousands; unaudited):

Embedded
Derivatives(1)

Balance, December 31, 2009	$(605)
Realized gains	605
Balance, September 30, 2010	$—

(1)          Included in “other liabilities” in the accompanying December 31, 2009 consolidated balance sheet.

5.              GOODWILL IMPAIRMENT

The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading price of our common stock on the Nasdaq Global Market) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired. The related charge was recognized as “goodwill impairment” in our consolidated statements of operations for the nine months ended September 30, 2010.  The change in the carrying amount of goodwill and impairment losses for the period ended September 30, 2010 is as follows (in thousands; unaudited):

		Impairment
	Goodwill	Losses	Net

Balance, December 31, 2009	$16,918	$—	$16,918
Impairment loss	—	(16,918)	(16,918)
Balance, September 30, 2010	$16,918	$(16,918)	$—

6.              SECURED CONVERTIBLE DEBENTURE

On July 10, 2008 (the “Closing Date”), we issued to YA Global Investments, L.P. (“YA”): (i) a secured convertible debenture (the “Debenture”) with an aggregate principal amount of $10 million, which was convertible into shares of our common stock at a fixed conversion price of $11.87 per share (and was reduced during 2009 to $7.50 per share); and (ii) warrants (the “YA Warrants”) to purchase up to an aggregate of 336,984 shares of our common stock.  The Debenture was originally due on the earlier of July 10, 2010 (the “Term”) or within four months after receipt of payment of judgment or settlement proceeds from National Union Fire Insurance Company of Pittsburg, PA (“National Union”) in accordance with a $35.7 million judgment (the “Judgment”) issued by the U.S. District Court for the Central District of California (the “District Court”).  In February 2010, we received $25 million in settlement proceeds from National Union, $8.6 million of which was used to fully retire the remaining principal balance of the Debenture, plus accrued interest, on March 2, 2010 (the “Retirement Date”).

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Debenture bore interest at an annual rate of 10%, with interest payments due quarterly in either cash or our common stock. As a result of a registered direct offering of our common stock that occurred in May 2009, the conversion price of the Debenture was reduced from $11.87 per share to $7.50 per share pursuant to anti-dilution provisions of the Debenture.  The YA Warrants, which remain outstanding, have a five-year term and allow YA to purchase: (i) 168,492 shares of common stock at an exercise price of $11.87; and (ii) 168,492 shares of common stock at an exercise price of $13.65.  As a result of separating the YA Warrants and embedded derivative features of the Debenture, an aggregate contra-liability totaling $2.9 million was recognized as of the Closing Date and was netted against the Debenture as a debt discount, which was being accreted to the face amount due YA over the Term using the effective interest method, with the corresponding charges recorded as interest expense.  For the three and nine months ended September 30, 2010 and 2009, interest and amortization charges were $0, $343,000, $531,000 and $1.5 million, respectively.  As of the Retirement Date, the remaining unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the nine-months ended September 30, 2010 consolidated statement of operations.

Since the Closing Date, YA had converted $1.6 million of the Debenture into common stock, leaving an outstanding principal balance plus accrued interest due of $8.6 million prior to being retired as of the Retirement Date.  The embedded derivative liabilities were marked to fair value of zero as of the Retirement Date and $1.8 million as of September 30, 2009, resulting in net non-operating derivative gains (charges) of $0, $605,000, $977,000 and $(407,000) for the three and nine months ended September 30, 2010 and 2009, respectively.

7.              SHAREHOLDERS’ EQUITY

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	December 31,	Exercise
Date of Issue	2010	2009	Price	Expiration

October 2009	30,000	130,000	$7.78	April 2010 - October 2014
May 2009	129,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
September 2005	—	159,648	$24.00	September 2010
Total	3,683,998	3,943,646

8.    COMMITMENTS AND CONTINGENCIES

Human Resources

We provide certain severance benefits such that if an executive of CombiMatrix Corporation who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.

In addition, we have implemented an Executive Change of Control Severance Plan, as amended (the “Severance Plan”) that affects certain of our senior management-level employees of CombiMatrix Corporation.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $75,000, $25,000, and $75,000, for the three and nine months ended September 30, 2010 and 2009, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims and legal actions attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.  As of the date of this report and prior to such date, we are not aware of the existence of any such claims or legal actions.

9.              SUBSEQUENT EVENT

On November 3, 2010, we were notified by the U.S. Internal Revenue Service that we were awarded two grants totaling $488,958 under Section 48D of the Qualifying Therapeutic Discovery Program (the Program).  The funds from the grants are expected to be received during the fourth quarter of 2010.  In July 2010, we submitted grant proposals for two projects: (i) the Array Comparative Genomic Hybridization, or “aCGH” project; and (ii) the Comprehensive Cancer Array, or “CCA” project.  Both grant proposals were accepted, and we were awarded $244,479 for each program.  There are no matching funding requirements or other requirements necessary in order to receive the funding.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 18, 2010.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning our testing services, product development and expansion, our Restructuring Plan, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, increasing our number of customers and partners, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 18, 2010.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory that provides DNA-based clinical diagnostic testing services to physicians, hospitals and clinics for pre-and postnatal development disorders and oncology.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative DNA-based clinical services.

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) intended to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we have closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, also known as our “CustomArray” business.  We have also relocated our corporate headquarters from Mukilteo to our Irvine, California location.  Since the restructuring, we are now focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this Restructuring Plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup.  Concurrent with Mr. Jessup’s appointment, Mark McGowan, our Chairman of the Board of Directors, stepped down from his role as interim President and CEO.  Mr. McGowan had assumed this role as a result of Dr. Amit Kumar’s resignation from that role on June 30, 2010.

As a result of executing the Restructuring Plan, the financial results of our CustomArray business have been classified as discontinued operations in the consolidated statements of operations for all periods presented.  See Note 3 to the consolidated financial statements for additional information regarding discontinued operations.  Unless otherwise noted, amounts and disclosures throughout this report relate to our continuing operations.

Overview

For the three months ended September 30, 2010, our operating activities included the recognition of $1.0 million in revenues, including $924,000 in diagnostic lab revenues and $90,000 from the sale of comparative genomic hybridization, or “CGH,” arrays to a foreign distributor.  Marketing, general and administrative expenses increased due to increased sales and marketing activities and increased headcount in general and administrative departments.  Net loss decreased due primarily to reduced losses from discontinued operations as we near the end of our Restructuring Plan.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 18, 2010, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2010 and 2009

Revenues and Cost of Revenues:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%

Services	$924	$507	$417	82%	$2,492	$1,760	$732	42%
Products	90	96	(6)	(6)%	258	176	82	47%
Cost of products and services	(579)	(329)	(250)	(76)%	(1,557)	(1,198)	(359)	(30)%

Services.  Services revenues are generated from providing DNA-based genomic testing services in the areas of prenatal and postnatal development disorders in children as well as oncology.  Service revenues increased primarily due to volume increases of our genomic tests as well as increases in average revenue recognized per test.  Billable test volumes were 967 and 2,367 for the three and nine months ended September 30, 2010, respectively, compared to 551 and 2,011 for the comparable periods in 2009.  These increases were driven primarily by increased sales and market penetration over previous periods.  For the nine-month periods ending, average revenue per test was approximately $1,052 in 2010 compared to $875 in 2009.  This increase is due primarily to improved reimbursement from non-contracted third-party payors, resulting in higher average recognized revenues per test during 2010 compared with 2009.

Products.  Product revenues are generated exclusively from selling bacterial artificial chromosome, or “BAC,” CGH arrays and related reagents to a single distributor located in Taiwan.  These revenues decreased slightly for the three months ended September 30, 2010 compared to the comparable 2009 period due primarily to lower reagent sales during the period.  For the nine months ended September 30, 2010 compared to the comparable 2009 period, product revenues increased due primarily to increased volumes of our BAC CGH arrays delivered to the Taiwanese distributor.  We have recently been notified from our distributor that its customers are considering other BAC CGH array providers and as a result, it is likely that our revenues from product sales may decrease in future periods.

Cost of Products and Services.  Cost of products and services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.  Cost of products and services for the three and nine month periods ended September 30, 2009 included higher material costs per unit that have been reduced in 2010 due to better pricing from our suppliers, based on our increased volumes.  For the three and nine months ended September 30, 2010 and 2009, cost of products and services included $16,000, $10,000, $43,000 and $47,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%

Research and development expenses	$575	$684	$(109)	(16)%	$1,810	$2,046	$(236)	(12)%
Marketing, general and admin. expenses	1,736	1,643	93	6%	5,877	5,160	717	14%
Patent amortization and royalties	16	63	(47)	(75)%	157	194	(37)	(19)%
Equity in loss of investee	—	107	(107)	(100)%	—	618	(618)	(100)%
Goodwill impairment	—	—	—	—	16,918	—	16,918	—

Research and Development Expenses.  These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulatory bodies that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The decrease for all 2010 periods presented was due primarily to greater allocation of laboratory resources on production and commercial efforts compared to the prior comparable periods, where there was a greater emphasis on developing new tests.  In addition, for the three and nine months ended September 30, 2010 and 2009, research and development expenses included $42,000, $49,000, $136,000 and $131,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Marketing, General and Administrative Expenses.  These expenses include costs associated with marketing our tests to healthcare providers, compensation and benefit costs of our sales force and general and administrative staff, information technology, executive management, financial accounting and human resources, as well as facilities-related costs, insurance, legal, audit and other professional services.  The increase in marketing, general and administrative expenses for the three and nine months ended September 30, 2010 compared to the comparable period in 2009 was due primarily to increased sales and marketing activities as well as higher headcount.  In addition, marketing, general and administrative expenses for the three and nine months ended September 30, 2010 includes a one time, $180,000 write-down of a cost-basis investment that in management’s view had incurred an other-than-temporary decline in the underlying market value of the investment, as well as one-time CEO recruiting costs.  In addition, for the three and nine months ended September 30, 2010 and 2009, marketing, general and administrative expenses included $506,000, $1.5 million, $527,000 and $1.5 million, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Goodwill Impairment.  The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading price of our common stock on the Nasdaq Global Market) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired.

Equity in Loss of Investee.  For the periods presented in 2009, this expense represents our recognition under the equity method of accounting of our minority interests in the operations of Leuchemix Inc., a privately owned drug development company in which we own a one-third minority interest.  During the third quarter of 2009, our equity investment in Leuchemix reached $0 and, as a result, we have not been recognizing any additional expense from its underlying operations.

Other Non-Operating Items:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2010	2009	$	%	2010	2009	$	%

Litigation settlement gain	$—	$—	$—	—	$19,385	$—	$19,385	—
Loss from early extinguishment of debt	—	—	—	—	(572)	—	(572)	—
Interest income	2	2	—	0%	6	17	(11)	(65)%
Interest expense	(3)	(531)	528	99%	(356)	(1,553)	1,197	77%
Derivatives gains (charges)	—	977	(977)	—	605	(407)	1,012	249%

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million during the nine months ended September 30, 2010.  There were no such events in 2009.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”).  As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the nine months ended September 30, 2010.  There were no such events in 2009.

Interest Expense.  Since July 2008, interest expense was primarily comprised of interest charges associated with the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance.  Interest expense also included amortization of the $2.9 million of debt discount originally recognized from issuance of the Debenture and related warrants using the effective interest method.  Interest expense decreased as a result of retiring the Debenture in March 2010.  Remaining interest charges are from certain capital leases for laboratory equipment.

Derivative Gains (Charges). These gains (charges) represent the net gain or expense recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding during the periods presented.  In accordance with U.S. GAAP, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the conversion price all represented embedded derivatives of the Debenture that were recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain in the nine months ended September 30, 2010.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents totaled $7.9 million, compared to $5.4 million at December 31, 2009.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at September 30, 2010 was $8.5 million, compared to a working capital deficit of $(3.0 million) at December 31, 2009.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2010	2009	Change
Net cash provided by (used in) operations:
Operating activities	$10,992	$(8,152)	$19,144
Investing activities	(99)	1,467	(1,566)
Financing activities	(8,451)	7,011	(15,462)
Increase in cash and cash equivalents	$2,442	$326	$2,116

Operating Activities.  The overall net increase in cash provided by operating activities for the nine months ended September 30, 2010 compared to the cash used in operating activities in the comparable 2009 period was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010.

Investing Activities.  The decrease in net cash flows from investing activities was due primarily to net sales of available-for-sale investments in connection with ongoing cash management activities during the nine months ended September 30, 2010.  Also, for the nine months ended September 30, 2010 and 2009, we incurred $99,000 and $59,000, respectively, of capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the repayment of the Debenture totaling $8.4 million during the nine months ended September 30, 2010 compared to repayment of a line of credit totaling $820,000 in the comparable period in 2009.  Also, net proceeds from the sale of common stock and warrants as well as the exercise of common stock options were zero during the period ended September 30, 2010 compared to $7.7 million in the comparable period in 2009.

Restructuring Plan.  On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Total restructuring charges incurred through September 30, 2010 were $1.7 million (before sale of surplus property and equipment), of which $465,000 were non-cash write-downs, $1.2 million were paid out in cash as of September 30, 2010 and $48,000 were accrued as short-term payables and are expected to be paid out in subsequent periods.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring for the nine months ended September 20, 2010 of $1.3 million, which is included as a component of loss from discontinued operations in our 2010 consolidated statement of operations.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial products and services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan and other anticipated sources of funding from the capital markets will be sufficient to meet our cash requirements for the next twelve months.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  Our long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 13,000 square feet.  We have no significant commitments for capital expenditures in 2010 or beyond. We have executed three capital leases totaling $293,000 for certain laboratory equipment.  The following table lists our material known future cash commitments as of September 30, 2010:

	Payments Due by Period (in thousands)
					2014 and
	2010	2011	2012	2013	Thereafter

Operating leases	$74	$189	$196	$16	$—
Capital leases	22	85	85	58	—
Minimum royalty payments	25	100	100	100	475
Total contractual obligations	$121	$374	$381	$174	$475

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time, we are subject to claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims and legal actions attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.  As of the date of this report and prior to such date, we are not aware of the existence of any such claims or legal actions.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 18, 2010.

We may not realize the expected benefits of our initiatives to control costs.

On April 19, 2010, we announced our strategic and operational Restructuring Plan intended to significantly reduce operating costs, increase the focus on the Company’s diagnostics services business and transition senior management.  If we experience excessive unanticipated inefficiencies or incremental costs in connection with restructuring activities, such as unanticipated inefficiencies caused by reducing headcount or relocating operations, we may be unable to meaningfully realize cost savings and we may incur expenses in excess of what we anticipate.  Further, in connection with the Restructuring Plan, we may incur payments to third parties for fees, claims or penalties associated with termination or default under existing agreements with those parties. Any of these outcomes could prevent us from meeting our strategic objectives and could materially adversely impact our results of operations and financial condition.

Healthcare reform and restrictions on reimbursements may limit our returns on molecular diagnostic products that we may develop with our collaborators.

We are currently collaborating with our partners to develop diagnostic products.  The ability of our collaborators to commercialize such products may depend, in part, on the extent to which reimbursement for the cost of these products will be available under U.S. regulations that govern reimbursement for clinical testing services by government authorities, private health insurers and other organizations.  In the United States, third-party payer price resistance, the trend towards managed health care and the implementation of the Patient Protection and Affordable Care Act of 2010 could reduce prices for health care products and services, adversely affecting the profits of our customers and collaborative partners and reducing our future royalties.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ R. JUDD JESSUP
R. Judd Jessup
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   November 15, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1

Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

10.2

Restated Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

10.3

Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)  Included herewith.