Form 10-Q
period 2011-03-31
CombiMatrix Corp
filed 2011-05-13
CIK 1383183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.      Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of May 9, 2011, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value, were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,893	$6,556
Accounts receivable, net of allowance for doubtful accounts of $173 and $139	1,401	1,447
Inventory	421	412
Prepaid expenses and other assets	264	309
Total current assets	6,979	8,724

Property and equipment, net	494	538
Investments in unconsolidated subsidiaries	127	127
Patents and licenses, net	181	198
Total assets	$7,781	$9,587

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,017	$1,168
Current portion, capital lease obligations	72	71
Total current liabilities	1,089	1,239

Capital lease obligations, net of current portion	114	132
Total liabilities	1,203	1,371

Commitments and contingencies

Shareholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock; $0.001 par value; 25,000,000 shares authorized; 7,620,398 and 7,620,398 shares issued and outstanding, respectively	8	8
Additional paid-in capital	58,883	58,569
Accumulated net losses	(52,313)	(50,361)
Total shareholders' equity	6,578	8,216
Total liabilities and shareholders' equity	$7,781	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Services	$913	$772
Products	-	48
Total revenues	913	820
Operating expenses:
Cost of products and services	630	435
Research and development	339	660
Sales and marketing	557	507
General and administrative	1,326	1,478
Patent amortization and royalties	40	62
Total operating expenses	2,892	3,142
Operating loss	(1,979)	(2,322)
Other (expense) income:
Litigation settlement gain	-	19,385
Loss from early extinguishment of debt	-	(572)
Interest income	1	2
Interest expense	(5)	(348)
Derivatives gains	-	605
Total other (expense) income	(4)	19,072
Net (loss) income from continuing operations	(1,983)	16,750
Income (loss) from discontinued operations	31	(1,414)
Net (loss) income	$(1,952)	$15,336

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$2.20
Income (loss) from discontinued operations	-	(0.19)
	$(0.26)	$2.01

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$2.14
Income (loss) from discontinued operations	-	(0.18)
	$(0.26)	$1.96

Basic weighted average shares outstanding	7,620,398	7,603,453

Diluted weighted average common shares outstanding	7,620,398	7,826,201

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net (loss) income	$(1,952)	$15,336
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	85	197
Non-cash stock compensation	314	843
Derivatives gains	-	(605)
Loss on early extinguishment of debt	-	572
Allowance for bad debt	86	-
Amortization of debt discount and issuance costs	-	221
Changes in assets and liabilities:
Accounts receivable	(40)	(114)
Inventory, prepaid expenses and other assets	36	(45)
Accounts payable, accrued expenses and other	(151)	168
Deferred revenues	-	(63)
Net cash flows from operating activities	(1,622)	16,510
Investing activities:
Purchase of property and equipment	(24)	(54)
Net cash flows from investing activities	(24)	(54)
Financing activities:
Repayment of secured convertible debenture	-	(8,400)
Repayment of capital lease obligations	(17)	(13)
Net cash flows from financing activities	(17)	(8,413)

Change in cash and cash equivalents	(1,663)	8,043
Cash and cash equivalents, beginning	6,556	5,443
Cash and cash equivalents, ending	$4,893	$13,486

Non-cash financing activities:
Accrued interest paid in common stock	$-	$215

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

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) intended to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, also known as our “CustomArray” business.  We also relocated our corporate headquarters from Mukilteo to our Irvine, California location.  Since the restructuring, we are now focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this Restructuring Plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup.  Concurrent with Mr. Jessup’s appointment, Mark McGowan, our Chairman of the Board of Directors, discontinued serving as interim President and CEO, a role which he had assumed as a result of Dr. Amit Kumar’s resignation from that role on June 30, 2010.  Dr. Kumar had served as President and CEO from September 2001 through June 30, 2010 and he continues to serve on our Board of Directors.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 22, 2011.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2011, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial tests and products.

At March 31, 2011, we had cash and cash equivalents of $4.9 million.  On April 7, 2011, we executed a private placement transaction which yielded $6.7 million in gross cash proceeds to the Company (see Note 7).  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan and other possible sources of funding from the capital markets will be sufficient to meet our cash requirements into 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•	market acceptance of our products and services;

•	technological advances that may make our products and services obsolete or less competitive;

•	increases in operating costs, including costs for supplies, personnel and equipment;

•	the availability and cost of capital; and

•	government regulation that may restrict our business.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, are recognized when delivery occurs.  There is no written or implied right to return or exchange the products.  We ceased selling aCGH slides in the fourth quarter of 2010 and do not anticipate selling aCGH slides in the future.

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
(Unaudited)

• • •
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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for products and services.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of general and administrative expenses in the consolidated statements of operations.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit-worthiness or inability to pay.

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

	Three Months Ended
	March 31,
	2011	2010

Cost of products and services	$16	$13
Research and development	20	48
Sales and marketing	17	38
General and administrative	288	471
Discontinued operations	(27)	273
Total non-cash stock compensation	$314	$843

Net (Loss) Income Per Share.  Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period increased to include dilutive potential common shares using the treasury stock method.  Dilutive potential common shares consist of stock options with combined exercise prices and unrecognized compensation expense that are less than the average market price of the Company’s common stock and warrants with exercise prices that are less than the average market price of the Company’s common stock.  Under the treasury stock method, the amount that must be paid to exercise stock options and warrants, the amount of compensation expense for future services that the Company has not yet recognized for stock options and the amount of tax benefits that will be recorded in additional paid-in capital when the awards become deductible are assumed to be used to repurchase shares of common stock.  In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of dilutive potential common shares is anti-dilutive and therefore excluded.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of basic and diluted (loss) income per share from continuing operations as well as excluded potential common securities for all periods presented (in thousands, except share and per share data; unaudited):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
(Loss) income from continuing operations applicable to common shareholders	$(1,983)	$16,750
Denominator:
Basic weighted-average common shares outstanding	7,620,398	7,603,453
Plus: effect of dilutive common stock option awards	-	119,956
Plus: effect of dilutive common stock warrants	-	102,792
Diluted weighted-average common shares outstanding	7,620,398	7,826,201

Basic (loss) income per share from continuing operations	$(0.26)	$2.20
Diluted (loss) income per share from continuing operations	$(0.26)	$2.14

Common stock options	2,279,642	2,012,582
Common stock warrants	3,683,998	3,840,854
Excluded potentially dilutive securities	5,963,640	5,853,436

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Reclassifications.  Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent and Adopted Accounting Pronouncements.  In August 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the financial statement disclosure of the amount of charity care provided by a healthcare entity. This standard requires that the cost of performing services be used as the measurement basis for charity care disclosures. This standard became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.      RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related charges for the periods presented were not significant.

The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands; unaudited):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$187	$434
Operating expenses	156	1,848
Income (loss) from discontinued operations	$31	$(1,414)

4.      FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at March 31, 2011 and December 31, 2010, and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	March 31,	Fair Value Measurements at
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,232	$4,232	$-	$-

	December 31,	Fair Value Measurements at
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,332	$5,332	$-	$-

5.      SHAREHOLDERS’ EQUITY

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	March 31,	December 31,	Exercise
Date of Issue	2011	2010	Price	Expiration

October 2009	30,000	30,000	$7.78	October 2014
May 2009	129,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
Total	3,683,998	3,683,998

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.    COMMITMENTS AND CONTINGENCIES

Human Resources

We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  In addition, we have implemented a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of CombiMatrix Corporation.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

In February 2011, pursuant to the authority granted under our 2006 Stock Incentive Plan, our Compensation Committee adopted a 2011 Executive Performance Bonus Plan (the “Bonus Plan”) to provide certain members of our senior management the opportunity to earn incentive bonuses based on our attainment of specific financial performance objectives for 2011.  Our Compensation Committee determined that our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Vice President of Operations are eligible to receive such awards under the Bonus Plan.  A participant’s bonus under the Bonus Plan will consist of a combination of cash and equity incentives and will be based on achievement of between 90% and 200% of our 2011 net revenue target as determined by our Compensation Committee.  A participant’s cash bonus will be an amount equal to (a) times (b), where (a) equals the participant’s annual base salary and (b) equals a specified percentage of the participant’s salary (ranging from 10% to 80%) that would be payable if we achieve a certain percentage of the target net revenue.  Pursuant to the terms and conditions of the Bonus Plan, our Compensation Committee also granted in the aggregate performance stock options to purchase 389,714 shares of our common stock under our 2006 Stock Incentive Plan to the participants of the Bonus Plan.  These performance stock options will vest only upon achievement of between 90% and 200% of the 2011 net revenue target as determined by our Compensation Committee.  The amounts granted represent the maximum number of options that could vest, assuming the 200% target level is achieved.  Assuming a portion or all of the performance options are deemed vested based upon achievement of the 2011 revenue target, one-third of the performance stock option will immediately vest, one-third will vest on the second anniversary of the Grant Date and the remaining one-third will vest on the third anniversary of the Grant Date.  The exercise price of these options was $2.28, which equaled the closing price of our common stock as reported by the Nasdaq Stock Market on the Grant Date.  Cash bonus payments, if earned, will be paid once our auditors have completed their annual audit and our actual 2011 net revenues are known.  In order to receive a bonus payment, the participant must be employed by us at the time bonuses are computed and distributed.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $25,000, for the three months ended March 31, 2011 and 2010, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Insurance Company of Pittsburg, PA (“National Union”) (collectively, the “Parties”), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the U.S. District Court for the Central District of California (the “District Court”) issued its judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million (the “Judgment”).  National Union appealed the Judgment to the U.S. Ninth Circuit Court of Appeals.  On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25 million to us in order to settle the dispute.  These proceeds, net of attorneys’ fees and costs of $5.6 million, were paid to us on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.  The proceeds net of attorneys’ fees and costs were recognized as a non-operating litigation settlement gain in the accompanying consolidated statement of operations for the period ended March 31, 2010.

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

7.      SUBSEQUENT EVENT

On April 7, 2011 (the “Closing Date”), we completed a private placement transaction (the “Private Placement”) with accredited investors in which we sold $6.76 million of newly-issued shares of our common stock and common stock purchase warrants.  Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit.  Each unit consisted of one share of CombiMatrix common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share.  The unit price reflects the market value of our common stock as determined by Nasdaq rules plus $0.053125 for the warrant component.  The warrants may be exercised beginning six months after the Closing Date and have a term of five years.  The proceeds of the transaction, net of legal costs, will be used to fund growth initiatives and for general working capital purposes. No investment banking or advisory fees were paid by the Company.  Attorney’s fees and related costs were approximately $122,000, bringing the net proceeds from the Private Placement to $6.64 million.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management's future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, planned clinical trials by our minority-owned subsidiary, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully implement our strategic and operational restructuring plan; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop products; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 22, 2011.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Diagnostics (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory that provides DNA-based clinical diagnostic testing services to physicians, hospitals and other laboratories in two primary areas:  (i) prenatal and postnatal developmental disorders; and (ii) oncology.  CMDX provides its services through the use of array-comparative genomic hybridization (“aCGH”), which enables the analysis of genetic anomalies. Our mission is to empower physicians to positively impact patient care through the delivery of innovative DNA-based clinical services.

Prior to 2010, we were primarily focused on developing proprietary DNA array-based tools and instruments for the genetic research community, under the brand formerly known as “CustomArray,” as well as providing molecular diagnostics services through CMDX.  On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) intended to significantly reduce operating costs, increase the focus on our diagnostic services business and transition senior management.  As part of the Restructuring Plan, we closed our CustomArray business and facilities located in Mukilteo, Washington and relocated our corporate headquarters to Irvine, California.  Since the restructuring, our strategic focus is on commercializing our diagnostics services business by increasing the volume of our existing tests, expanding the number of tests offered by our laboratory, increasing the number of customers and partners, and improving reimbursement for our testing.  We also initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup.  Concurrent with Mr. Jessup’s appointment, Mark McGowan, our Chairman of the Board of Directors, discontinued serving as interim President and CEO, a role which he had assumed as a result of Dr. Amit Kumar’s resignation from that role on June 30, 2010.  Dr. Kumar was our President and CEO from September 2001 to June 30, 2010 and he continues to serve on our Board of Directors.

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

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three months ended March 31, 2011, our operating activities included the recognition of $913,000 in diagnostic test services revenues, which increased from the comparable period in 2010 due primarily to increased volumes of tests performed.  Operating expenses decreased primarily from reduced research and development costs as we continue to focus our efforts on commercialization of our suite of diagnostic test service offerings.  Net loss increased due to one-time settlement gains recognized in the comparable period that were not repeated in the quarter ended March 31, 2011.  In April 2011, we completed a private placement transaction (the “Private Placement”) with accredited investors in which we sold $6.76 million of newly-issued shares of our common stock and common stock purchase warrants.  Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit.  Each unit consisted of one share of CombiMatrix common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenues and Cost of Revenues:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Services	$913	$772	$141	18%
Products	-	48	(48)	(100%)
Cost of products and services	(630)	(435)	(195)	(45%)

Services.  Services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Service revenues increased primarily due to volume increases of our genomic tests.  Billable test volumes were 958 and 627 for the three months ended March 31, 2011 and 2010, respectively.  This increase was driven primarily by increased sales and market penetration over the prior comparable period.  For the three months ended March 31, 2011 and 2010, our average revenue per test was approximately $953 and $1,231, respectively.  This decrease was due primarily to a change in mix of tests performed for customers with governmental third-party insurance coverage including Medicare and various state Medicaid programs, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers.

Products.  Product revenues have historically been generated exclusively from selling bacterial artificial chromosome, or “BAC,” CGH arrays and related reagents to a single distributor located in Taiwan.  During the third quarter of 2010, we were notified by our distributor that its customers were considering other BAC CGH array providers and as a result, it was likely that our revenues from product sales would likely decrease in future periods.  As a result, we did not sell any BAC arrays during the first quarter of 2011 and do not expect to sell arrays in the future.

Cost of Products and Services.  Cost of products and services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.   These costs increased during the first quarter of 2011 due to volume increases as well as due to increases in material and supply costs for certain of our aCGH arrays as we were validating other microarray platforms for our suite of diagnostic tests.  For the three months ended March 31, 2011 and 2010, cost of products and services included $16,000 and $13,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Research and development	$339	$660	$(321)	(49%)
Sales and marketing	557	507	50	10%
General and administrative	1,326	1,478	(152)	(10%)
Patent amortization and royalties	40	62	(22)	(35%)

Research and Development.  These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The decrease in research and development expenses was due primarily to greater allocation of laboratory resources on production and commercial efforts during the first quarter of 2011 compared to the first quarter of 2010.  In addition, for the three months ended March 31, 2011 and 2010, research and development expenses included $20,000, and $48,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts.  The increase in sales and marketing expenses was due to greater emphasis during the first quarter of 2011 on our sales and marketing efforts in order to expand and increase market awareness and penetration of our suite of molecular diagnostic array tests.  In addition, for the three months ended March 31, 2011 and 2010, sales and marketing expenses included $17,000, and $38,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  The overall decrease in general and administrative expenses was due primarily to a decrease in stock-based compensation expense, which was $288,000 and $471,000 for the three months ended March 31, 2011 and 2010 respectively.  The decline was due to older awards becoming fully vested in mid- to late-2010 as well as lower headcount in executive staff of CMDX, resulting in fewer awards vesting.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Litigation settlement gain	$-	$19,385	$(19,385)	-
Loss from early extinguishment of debt	-	(572)	572	-
Interest income	1	2	(1)	(50%)
Interest expense	(5)	(348)	343	99%
Derivatives gains	-	605	(605)	-

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million during the three months ended March 31, 2010.  There were no such events in the first quarter of 2011.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”).  As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the three months ended March 31, 2010.  There were no such events in 2011.

Interest Expense.  Historically, interest expense was primarily comprised of interest charges associated with the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance.  Interest expense also included amortization of debt discount originally recognized from issuance of the Debenture and related warrants using the effective interest method.  Interest expense decreased as a result of retiring the Debenture in March 2010.  Remaining interest charges are from certain capital leases for laboratory equipment.

Derivative Gains.  These gains represent the net gain or expense recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding during the first quarter of 2010.  In accordance with U.S. GAAP, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the conversion price all represented embedded derivatives of the Debenture that were recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain in the three months ended March 31, 2010.  There were no such events in the first quarter of 2011.

Discontinued Operations:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%

Income (loss) from discontinued operations	$31	$(1,414)	$1,445	(102%)

 On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Charges and cash flows related to the Restructuring Plan were not significant for the periods presented.  The operations of our former CustomArray business are classified as discontinued operations for all periods presented.  The decrease in the loss from discontinued operations is due to shutting down our Mukilteo facilities and terminating all staff at that location during the second, third and fourth quarters of 2010, resulting in minimal operating expenses associated with the CustomArray business for the first quarter of 2011 compared to a full quarters worth of operations in the three months ended March 31, 2010.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2011, cash and cash equivalents totaled $4.9 million, compared to $6.6 million at December 31, 2010.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at March 31, 2011 was $5.9 million, compared to $7.5 million at December 31, 2010.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010	Change
Net cash (used in) provided by:
Operating activities	$(1,622)	$16,510	$(18,132)
Investing activities	(24)	(54)	30
Financing activities	(17)	(8,413)	8,396
(Decrease) increase in cash and cash equivalents	$(1,663)	$8,043	$(9,706)

Operating Activities.  The overall net decrease in cash used in operating activities for the three months ended March 31, 2011 compared to the cash provided by operating activities in the comparable 2010 period was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010.

Investing Activities.  The increase in net cash flows from investing activities was due to a decrease in capital expenditures.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the repayment of the Debenture totaling $8.4 million during the three months ended March 31, 2010, compared to only $17,000 of capital lease payments during the first quarter of 2011.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial products and services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan, cash proceeds from the Private Placement and other possible sources of funding from the capital markets will be sufficient to meet our cash requirements into 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2011 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

•	the costs of commercialization activities, including sales and marketing costs and capital equipment;

•	competing technological developments;

•	the creation and formation of strategic partnerships;

•	the costs associated with leasing and improving our Irvine, California facility; and

•	other factors that may not be within our control.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 13,000 square feet.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute (the “Court’s Order”), which prevents plaintiffs from filing abusive lawsuits against public policy.  Strathmann has sixty (60) days from entry of the Court’s Order in which to appeal. We believe that this litigation is frivolous, but there can be no assurance that we will ultimately be successful in defending it.

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 22, 2011.

We may not be able to meet our cash requirements beyond 2012 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $4.9 million as of March 31, 2011 together with the $6.64 million in net proceeds from our Private Placement in April 2011 will meet our cash requirements through approximately the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

    Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have obligations to the investors in our Private Placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ R. JUDD JESSUP
R. Judd Jessup
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
Date: May 13, 2011		(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	2011 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 22, 2011.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)  Included herewith.