Form 10-Q
period 2011-06-30
CombiMatrix Corp
filed 2011-08-12
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

As of August 5, 2011, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,988	$6,556
Accounts receivable, net of allowance for doubtful accounts of $156 and $139	1,633	1,447
Inventory	657	412
Prepaid expenses and other assets	217	309
Total current assets	12,495	8,724

Property and equipment, net	532	538
Investments in unconsolidated subsidiaries and other	127	127
Patents and licenses, net	165	198
Total assets	$13,319	$9,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,184	$1,168
Current portion, capital lease obligations	88	71
Total current liabilities	1,272	1,239

Capital lease obligations, net of current portion	151	132
Total liabilities	1,423	1,371

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 and 7,620,398 shares issued and outstanding	11	8
Additional paid-in capital	65,882	58,569
Accumulated net losses	(53,997)	(50,361)
Total shareholders’ equity	11,896	8,216
Total liabilities and shareholders’ equity	$13,319	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues:
Services	$1,209	$796	$2,122	$1,568
Products	—	120	—	168
Total revenues	1,209	916	2,122	1,736
Operating expenses:
Cost of products and services	693	393	1,323	715
Research and development	321	725	660	1,498
Sales and marketing	671	491	1,228	998
General and administrative	1,369	1,665	2,695	3,143
Patent amortization and royalties	41	79	81	141
Goodwill impairment	—	16,918	—	16,918
Total operating expenses	3,095	20,271	5,987	23,413
Operating loss	(1,886)	(19,355)	(3,865)	(21,677)
Other income (expense):
Litigation settlement gain	—	—	—	19,385
Loss from early extinguishment of debt	—	—	—	(572)
Interest income	1	2	2	4
Interest expense	(4)	(5)	(9)	(353)
Derivatives gains	—	—	—	605
Total other (expense) income	(3)	(3)	(7)	19,069
Net loss from continuing operations	(1,889)	(19,358)	(3,872)	(2,608)
Income (loss) from discontinued operations	205	(5,442)	236	(6,856)
Net loss	$(1,684)	$(24,800)	$(3,636)	$(9,464)

Basic and diluted net loss per share from continuing operations	$(0.18)	$(2.55)	$(0.43)	$(0.34)
Basic and diluted net income (loss) per share from discontinued operations	0.02	(0.72)	0.03	(0.90)

Basic and diluted net loss per share	$(0.16)	$(3.27)	$(0.40)	$(1.24)

Basic and diluted weighted average common shares outstanding	10,466,912	7,605,708	9,051,518	7,604,587

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net loss	$(3,636)	$(9,464)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	160	395
Non-cash stock compensation	678	1,615
Derivatives gains	—	(605)
Loss on early extinguishment of debt	—	572
Allowance for bad debt	117	74
Amortization of debt discount and issuance costs	—	211
Goodwill impairment	—	16,918
Patent and other asset write-downs	—	3,664
Changes in assets and liabilities:
Accounts receivable	(303)	(345)
Inventory, prepaid expenses and other assets	(153)	441
Accounts payable, accrued expenses and other	16	60
Deferred revenues	—	(255)
Net cash flows from operating activities	(3,121)	13,281
Investing activities:
Purchase of property and equipment	(50)	(73)
Net cash flows from investing activities	(50)	(73)
Financing activities:
Repayment of secured convertible debenture	—	(8,400)
Net proceeds from issuance of common stock	6,638	—
Repayment of capital lease obligations	(35)	(36)
Net cash flows from financing activities	6,603	(8,436)

Increase in cash and cash equivalents	3,432	4,772
Cash and cash equivalents, beginning	6,556	5,443
Cash and cash equivalents, ending	$9,988	$10,215

Non-cash financing activities:
Property and equipment purchased under capital lease	$71	$—

Accrued interest paid in common stock	$—	$215

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

On April 19, 2010, we announced a strategic and operational restructuring plan (the “Restructuring Plan”) intended to significantly reduce operating costs, increase the focus on the Company’s diagnostic services business and transition senior management.  As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company’s oligonucleotide microarray technologies, also known as our “CustomArray” business.  In August 2010, we relocated our corporate headquarters from Mukilteo to our Irvine, California location.  Since the restructuring, we are now focused primarily on our diagnostics services business, including increasing the utilization of our existing tests, expanding the test menu, increasing the number of customers and partners, and improving reimbursement for our testing services.  As a component of this Restructuring Plan, we initiated a search for a new President and Chief Executive Officer, which was completed on August 11, 2010 with the hiring of R. Judd Jessup.  Concurrent with Mr. Jessup’s appointment, Mark McGowan, our Chairman of the Board of Directors, discontinued serving as interim President and CEO, a role which he had assumed as a result of Dr. Amit Kumar’s resignation from that role on June 30, 2010.  Dr. Kumar had served as President and CEO from September 2001 through June 30, 2010 and he continues to serve on our Board of Directors.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 22, 2011.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2011, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

At June 30, 2011, we had cash and cash equivalents of $10.0 million, inclusive of approximately $6.7 million in gross cash proceeds that we received from executing a private placement transaction on April 7, 2011 (see Note 6).  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan and other possible sources of funding from the capital markets will be sufficient to meet our cash requirements into the fourth quarter of 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and six months ended June 30, 2011 and 2010, net positive revenue adjustments were $150,000, $181,000, $53,000 and $282,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.

During the 2010 periods presented, revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, have been recognized when delivery occurred.  There is no written or implied right to return or exchange the products.  We ceased selling aCGH slides during the fourth quarter of 2010.

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

Impairment of Long-Lived Assets and Goodwill.  Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.  Due to the Restructuring Plan, management determined that our patent intangible assets were impaired (see Note 3 below).

Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not indicate that the fair value of a reporting unit is below its carrying amount.  A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management.  Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill (see Note 5 below).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of products and services	$16	$14	$32	$27
Research and development	18	46	37	94
Sales and marketing	17	36	34	74
General and administrative	318	486	607	957
Discontinued operations	(5)	190	(32)	463
Total non-cash stock compensation	$364	$772	$678	$1,615

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share from continuing operations for all periods presented (in thousands, except share and per-share data; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations applicable to common shareholders	$(1,889)	$(19,358)	$(3,872)	$(2,608)
Denominator:
Weighted-average common shares outstanding	10,466,912	7,605,708	9,051,518	7,604,587
Basic and diluted loss per share from continuing operations	$(0.18)	$(2.55)	$(0.43)	$(0.34)

Common stock options	2,336,018	2,009,102	2,336,018	2,009,102
Common stock warrants	4,894,570	3,843,646	4,894,570	3,843,646
Excluded potentially dilutive securities	7,230,588	5,852,748	7,230,588	5,852,748

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Reclassifications.  Certain prior period amounts have been reclassified to conform with the current period presentation.

Recent and Adopted Accounting Pronouncements.  In July 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the revenue recognition practices of health care entities that recognize significant amounts of patient service revenues at the time services are rendered even though the entity does not assess the patient’s ability to pay for those services.  The amendment will require such entities to classify its provision for bad debts related to such revenues as a reduction from patient service revenues rather than as an operating expense as well as enhanced disclosures about an entity’s policy for recognizing revenue and bad debt expense for patient service transactions along with quantitative information about the effects of changes in the assessment of collectability of patient service revenue.  This amendment will be effective for us beginning January 1, 2012.  Management is currently assessing the potential impact this amendment will have on our consolidated financial position, results of operations or cash flows.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In August 2010, the FASB issued an amendment to the accounting standards related to the financial statement disclosure of the amount of charity care provided by a healthcare entity. This standard requires that the cost of performing services be used as the measurement basis for charity care disclosures. This standard became effective for us on January 1, 2011 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

3.              RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related charges incurred for the six months ended June 30, 2011 and 2010, excluding sales of surplus property and equipment, were $0 and $1.7 million, respectively.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring of $1.4 million, which is included as a component of loss from discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2010.

As a result of the Restructuring Plan, management performed an impairment analysis of our intangible patent assets and determined that these assets were fully impaired.  As a result, these assets were written down by $3.4 million during the second quarter of 2010.  The write-down is included as a component of loss from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.

The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands; unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$218	$320	$405	$754
Operating expenses	13	1,076	169	2,924
Impairment of patents	—	3,434	—	3,434
Restructuring and other charges, net of surplus	—	1,252	—	1,252
Income (loss) from discontinued operations	$205	$(5,442)	$236	$(6,856)

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2011 and December 31, 2010 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	June 30,	Fair Value Measurements at September 30, 2008 Using:
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9,271	$9,271	$—	$—

	December 31,	Fair Value Measurements at September 30, 2008 Using:
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,332	$5,332	$—	$—

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

6.     SHAREHOLDERS’ EQUITY

Equity Financings

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

Warrants

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
Date of Issue	2011	2010	Price	Expiration

April 2011	1,310,572	—	$2.14	April 2016
October 2009	30,000	30,000	$7.78	October 2014
May 2009	29,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$ 9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$ 5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
Total	4,894,570	3,683,998

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

7.    COMMITMENTS AND CONTINGENCIES

Human Resources

We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  In addition, we have implemented a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of CombiMatrix Corporation.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

In February 2011, pursuant to the authority granted under our 2006 Stock Incentive Plan, our Compensation Committee adopted a 2011 Executive Performance Bonus Plan (the “Bonus Plan”) to provide certain members of our senior management the opportunity to earn incentive bonuses based on our attainment of specific financial performance objectives for 2011.  Our Compensation Committee determined that our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Vice President of Operations are eligible to receive such awards under the Bonus Plan.  A participant’s bonus under the Bonus Plan will consist of a combination of cash and equity incentives and will be based on achievement of between 90% and 200% of our 2011 net revenue target as determined by our Compensation Committee.  A participant’s cash bonus will be an amount equal to (a) times (b), where (a) equals the participant’s annual base salary and (b) equals a specified percentage of the participant’s salary (ranging from 10% to 80%) that would be payable if we achieve a certain percentage of the target net revenue for 2011.  Pursuant to the terms and conditions of the Bonus Plan, our Compensation Committee also granted in the aggregate performance stock options to purchase 389,714 shares of our common stock under our 2006 Stock Incentive Plan to the participants of the Bonus Plan.  These performance stock options will vest only upon achievement of between 90% and 200% of the 2011 net revenue target as determined by our Compensation Committee.  The amounts granted represent the maximum number of options that could vest, assuming the 200% target level is achieved.  Assuming a portion or all of the performance options are deemed vested based upon achievement of the 2011 revenue target, one-third of the performance stock option will immediately vest, one-third will vest on the second anniversary of the Grant Date and the remaining one-third will vest on the third anniversary of the Grant Date.  The exercise price of these options was $2.28, which equaled the closing price of our common stock as reported by the Nasdaq Stock Market on the Grant Date.  Cash bonus payments, if earned, will be paid once our external auditors have completed their annual audit and our actual 2011 net revenues are known.  In order to receive a bonus payment, the participant must be employed by us at the time bonuses are computed and distributed.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $50,000, $25,000, and $50,000, for the three and six months ended June 30, 2011 and 2010, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) (collectively, the “Parties”), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the U.S. District Court for the Central District of California (the “District Court”) issued a judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  National Union appealed the judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed.  On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25 million to us in order to settle the dispute.  These proceeds, net of attorneys’ fees and costs of $5.6 million, were paid to us on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.  The proceeds, net of attorneys’ fees and costs, were recognized as a non-operating litigation settlement gain in the consolidated statements of operations for the six-month period ended June 30, 2010.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, planned clinical trials by our minority-owned subsidiary, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully implement our strategic and operational restructuring plan; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop products; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 22, 2011.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Overview

For the three and six months ended June 30, 2011, our operating activities included the recognition of $1.2 million and $2.1 million in diagnostic test services revenues, respectively, which increased from the comparable periods in 2010 due primarily to increased volumes of tests performed as well as an overall increase in our customer base as a result of increased sales and marketing efforts.  Operating expenses decreased as the 2010 periods included a one-time goodwill impairment charge that was not repeated in 2011 and also from reduced research and development costs as we continue to focus our efforts on commercialization of our suite of diagnostic test service offerings.  Net loss decreased from prior periods primarily due to the 2010 goodwill impairment charge not being repeated in 2011 and also from increased revenues.  In April 2011, we completed a private placement transaction (the “Private Placement”) with accredited investors in which we sold $6.76 million of newly-issued shares of our common stock and common stock purchase warrants.  Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit.  Each unit consisted of one share of common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Services	$1,209	$796	$413	52%	$2,122	$1,568	$554	35%
Products	—	120	(120)	(100%)	—	168	(168)	(100%)
Cost of products and services	(693)	(393)	(300)	(76%)	(1,323)	(715)	(608)	(85%)

Services.  Services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Service revenues increased primarily due to volume increases of our genomic tests.  Billable test volumes were 1,201 and 2,159 for the three and six months ended June 30, 2011, respectively, compared to 773 and 1,400 for the comparable periods in 2010.  For the six months ended June 30, 2011 and 2010, our average revenue per test was approximately $983 and $1,119, respectively.  This decrease was due primarily to a change in mix of tests performed for customers with governmental third-party insurance coverage including Medicare and various state Medicaid programs, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers.  Services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for service revenues. For the three and six months ended June 30, 2011 and 2010, net positive revenue adjustments were $150,000, $181,000, $53,000 and $282,000, respectively.

Products.  Product revenues have historically been generated exclusively from selling bacterial artificial chromosome, or “BAC,” CGH arrays and related reagents to a single distributor located in Taiwan.  During the third quarter of 2010, we were notified by our distributor that its customers were considering other BAC CGH array providers and as a result, it was likely that our revenues from product sales would decrease in future periods.  As a result, we did not sell any BAC arrays during the first half of 2011 and do not expect to sell arrays in the future.

Cost of Products and Services.  Cost of products and services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.   These costs increased during the periods presented in 2011 as compared to 2010 due to volume increases as well as due to increases in material and supply costs for certain of our aCGH arrays as we were validating other microarray platforms for our suite of diagnostic tests.  For the three and six months ended June 30, 2011 and 2010, cost of products and services included $16,000, $32,000 $14,000 and $27,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Research and development	$321	$725	$(404)	(56%)	$660	$1,498	$(838)	(56%)
Sales and marketing	671	491	180	37%	1,228	998	230	23%
General and administrative	1,369	1,665	(296)	(18%)	2,695	3,143	(448)	(14%)
Goodwill impairment	—	16,918	(16,918)	—	—	16,918	(16,918)	—

Research and Development.  These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The decrease in research and development expenses was due primarily to greater allocation of laboratory resources on production and commercial efforts during the first half of 2011 compared to the first half of 2010.  In addition, for the three and six months ended June 30, 2011 and 2010, research and development expenses included $18,000, $37,000, $46,000 and $94,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts.  The increase in sales and marketing expenses was due to greater emphasis during the first half of 2011 on our sales and marketing efforts in order to expand and increase market awareness and penetration of our suite of molecular diagnostic tests.  In addition, for the three and six months ended June 30, 2011 and 2010, sales and marketing expenses included $17,000, $34,000, $36,000 and $74,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  The overall decrease was due primarily to an asset impairment charge of $181,000 recognized during the three months ended June 30, 2010 related to a cost-basis investment held by us, which was not repeated or incurred during the 2011 periods, as well as from decreased salaries and wages expenses from reduced executive staffing.  These decreases were partially offset by higher outside legal costs primarily related to ongoing litigation.  Also contributing to the decreases were lower stock-based compensation expenses, which were $318,000, $607,000, $486,000 and $957,000 for the three and six months ended June 30, 2011 and 2010, respectively.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Goodwill Impairment.  The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading of our common stock on Nasdaq) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Litigation settlement gain	$—	$—	$—	—	$—	$19,385	$(19,385)	—
Loss from early extinguishment of debt	—	—	—	—	—	(572)	572	—
Interest expense	(4)	(5)	1	20%	(9)	(353)	344	97%
Derivatives gains	—	—	—	—	—	605	(605)	100%

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million during the three months ended March 31, 2010.  There were no such events in the first half of 2011.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”).  As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the six months ended June 30, 2010.  There were no such events in the first half of 2011.

Interest Expense.  Prior to March 2010, interest expense was primarily comprised of interest charges associated with the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance.  Interest expense also included amortization of debt discount originally recognized from issuance of the Debenture and related warrants using the effective interest method.  Interest expense decreased as a result of retiring the Debenture in March 2010.  Remaining interest charges are from capital leases for certain laboratory equipment.

Derivative Gains.  These gains represent the net gain recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding during the first quarter of 2010.  In accordance with U.S. generally accepted accounting principles, the conversion feature, cash redemption option, potential acceleration of maturity of the Debenture and potential adjustments to the conversion price all represented embedded derivatives of the Debenture that were recorded separately at fair value as other liabilities, with the corresponding fair value adjustments reflected as non-operating charges or gains, depending upon the results of the mark-to-model valuation adjustments.  The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain in the six months ended June 30, 2010.  There were no such events in the first half of 2011.

Discontinued Operations (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%

Income (loss) from discontinued operations	$205	$(5,442)	$5,647	(104%)	$236	$(6,856)	$7,092	(103%)

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related restructuring and impairment charges were $0, $0, $4.7 million and $4.7 million, net of surplus sales of property and equipment, for the three and six months ended June 30, 2011 and 2010, respectively.  The operations of our former CustomArray business are classified as discontinued operations for all periods presented.  The decrease in the loss from discontinued operations is due to shutting down our Mukilteo facilities and terminating all staff at that location during the second, third and fourth quarters of 2010, resulting in minimal operating expenses associated with the CustomArray business for the first half of 2011 compared to a full period’s worth of operations in the three and six months ended June 30, 2010.  Income from final billings on former Department of Defense contracts occurred and was recognized during the first half of 2011.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2011, cash and cash equivalents totaled $10.0 million, compared to $6.6 million at December 31, 2010.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at June 30, 2011 was $11.2 million, compared to $7.5 million at December 31, 2010.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2011	2010	Change
Net cash provided by (used in):
Operating activities	$(3,121)	$13,281	$(16,402)
Investing activities	(50)	(73)	23
Financing activities	6,603	(8,436)	15,039
Increase cash and cash equivalents	$3,432	$4,772	$(1,340)

Operating Activities.  The overall net decrease in cash provided by operating activities was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010.  Excluding the impact of this one-time event, cash flows from operating activities improved due primarily to reduced operating cash burn from shutting down the CustomArray business unit as part of the Restructuring Plan.

Investing Activities.  The decrease in net cash flows used in investing activities was due to a decrease in capital expenditures.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $6.64 million of net proceeds received from the Private Placement during the period ended June 30, 2011.  Also, we repaid the Debenture totaling $8.4 million in the first quarter of 2010.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial products and services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations, anticipated operating cash savings from our Restructuring Plan, cash proceeds from the Private Placement and other possible sources of funding from the capital markets will be sufficient to meet our cash requirements into the fourth quarter of 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 13,000 square feet.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

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

We anticipate that our cash and cash equivalents of $10.0 million as of June 30, 2011 will meet our cash requirements through approximately the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  (REMOVED AND RESERVED)

Item 5.  OTHER INFORMATION

On August 11, 2011, we entered into Amended and Restated Indemnification Agreements with each of our directors and executive officers which replace any prior indemnification agreement with us to which such director or executive officer was a party, and which are on substantially the same terms as the indemnification agreement entered into with one of our directors who was appointed in connection with the Private Placement.  The Amended and Restated Indemnification Agreement generally provides that we will indemnify the director or executive officer (the “Indemnitee”) against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by the Indemnitee and arising out of the Indemnitee’s service as a director or executive officer (or in certain other capacities at our request) to the fullest extent permitted by the General Corporation Law of the State of Delaware and to any greater extent that such law may in the future permit.  The Amended and Restated Indemnification Agreement further provides procedures for the determination of an Indemnitee’s right to receive indemnification and the advancement of expenses.  The foregoing summary of the Amended and Restated Indemnification Agreement is not a complete description of the terms of the form of Amended and Restated Indemnification Agreement and is qualified by reference to the full text of such agreement, which is attached as an exhibit hereto and incorporated by reference herein.

Item 6.  EXHIBITS

An index of exhibits is found on page 24 of this report.

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

Date:   August 12, 2011

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

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Form of Amended and Restated Indemnification Agreement (*).
10.2

Form of Securities Purchase Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

10.3

Form of Investors Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

10.4	HLM Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.5

Form of Warrant to Purchase Common Stock issued on April 7, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

10.6	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*).
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements(**).

(*)	Included herewith.
(**)

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.