Form 10-Q
period 2011-09-30
CombiMatrix Corp
filed 2011-11-14
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

As of November 7, 2011, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,858	$6,556
Accounts receivable, net of allowance for doubtful accounts of $278 and $139	1,532	1,447
Supplies	579	412
Prepaid expenses and other assets	333	309
Total current assets	10,302	8,724

Property and equipment, net	532	538
Investments in unconsolidated subsidiaries and other	127	127
Patents and licenses, net	148	198
Total assets	$11,109	$9,587

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$857	$1,168
Current portion, capital lease obligations	90	71
Total current liabilities	947	1,239

Capital lease obligations, net of current portion	127	132
Total liabilities	1,074	1,371

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 and 7,620,398 shares issued and outstanding	11	8
Additional paid-in capital	65,978	58,569
Accumulated net losses	(55,954)	(50,361)
Total shareholders’ equity	10,035	8,216
Total liabilities and shareholders’ equity	$11,109	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Services	$1,212	$924	$3,334	$2,492
Products	—	90	—	258
Total revenues	1,212	1,014	3,334	2,750
Operating expenses:
Cost of products and services	642	579	1,965	1,557
Research and development	345	575	1,005	1,810
Sales and marketing	733	360	1,961	1,358
General and administrative	1,481	1,376	4,176	4,519
Patent amortization and royalties	46	16	127	157
Goodwill impairment	—	—	—	16,918
Total operating expenses	3,247	2,906	9,234	26,319
Operating loss	(2,035)	(1,892)	(5,900)	(23,569)
Other income (expense):
Litigation settlement gain	—	—	—	19,385
Loss from early extinguishment of debt	—	—	—	(572)
Interest income	1	2	3	6
Interest expense	(5)	(3)	(14)	(356)
Derivatives gains	—	—	—	605
Total other (expense) income	(4)	(1)	(11)	19,068
Net loss from continuing operations	(2,039)	(1,893)	(5,911)	(4,501)
Income (loss) from discontinued operations	82	(265)	318	(7,121)
Net loss	$(1,957)	$(2,158)	$(5,593)	$(11,622)

Basic and diluted net loss per share from continuing operations	$(0.19)	$(0.25)	$(0.62)	$(0.59)
Basic and diluted net income (loss) per share from discontinued operations	0.01	(0.03)	0.03	(0.94)

Basic and diluted net loss per share	$(0.18)	$(0.28)	$(0.59)	$(1.53)

Basic and diluted weighted average common shares outstanding	10,704,121	7,620,079	9,608,439	7,609,808

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating activities:
Net loss	$(5,593)	$(11,622)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	234	491
Non-cash stock compensation	805	2,187
Derivatives gains	—	(605)
Loss on early extinguishment of debt	—	572
Provision for bad debts	323	91
Amortization of debt discount and issuance costs	—	211
Goodwill impairment	—	16,918
Patent and other asset write-downs	—	3,664
Changes in assets and liabilities:
Accounts receivable	(408)	(520)
Inventory, prepaid expenses and other assets	(191)	66
Accounts payable, accrued expenses and other	(311)	(206)
Deferred revenues	—	(255)
Net cash flows from operating activities	(5,141)	10,992
Investing activities:
Purchase of property and equipment	(107)	(99)
Net cash flows from investing activities	(107)	(99)
Financing activities:
Repayment of secured convertible debenture	—	(8,400)
Net proceeds from issuance of common stock, net	6,607	—
Repayment of capital lease obligations	(57)	(51)
Net cash flows from financing activities	6,550	(8,451)

Increase in cash and cash equivalents	1,302	2,442
Cash and cash equivalents, beginning	6,556	5,443
Cash and cash equivalents, ending	$7,858	$7,885

Non-cash financing activities:
Property and equipment purchased under capital lease	$71	$—

Accrued interest paid in common stock	$—	$215

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

Description of the Company

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory that provides DNA-based clinical diagnostic testing services to physicians, hospitals and clinics for pre-and postnatal development disorders and oncology.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostic services.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 22, 2011.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2011, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2011, we had cash and cash equivalents of $7.9 million.  As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash savings from our Restructuring Plan will be sufficient to meet our cash requirements into the fourth quarter of 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Revenue Recognition. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and nine months ended September 30, 2011 and 2010, net positive revenue adjustments were $169,000, $350,000, $(12,000) and $270,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Stock-Based Compensation.  The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally three years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands; unaudited):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of products and services	$7	$16	$40	$43
Research and development	6	42	43	136
Sales and marketing	10	35	44	109
General and administrative	188	471	795	1,428
Discontinued operations	(85)	8	(117)	471
Total non-cash stock compensation	$126	$572	$805	$2,187

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations applicable to common shareholders	$(2,039)	$(1,893)	$(5,911)	$(4,501)
Denominator:
Weighted-average common shares outstanding	10,704,121	7,620,079	9,608,439	7,609,808
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.25)	$(0.62)	$(0.59)

Common stock options	2,204,161	1,801,127	2,204,161	1,801,127
Common stock warrants	4,894,570	3,683,998	4,894,570	3,683,998
Excluded potentially dilutive securities	7,098,731	5,485,125	7,098,731	5,485,125

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Recent and Adopted Accounting Pronouncements.  In July 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the revenue recognition practices of health care entities that recognize significant amounts of patient service revenues at the time services are rendered even though the entity does not assess the patient’s ability to pay for those services.  The amendment will require such entities to classify its provision for bad debts related to such revenues as a reduction from patient service revenues rather than as an operating expense as well as enhanced disclosures about an entity’s policy for recognizing revenue and bad debt expense for patient service transactions along with quantitative information about the effects of changes in the assessment of collectability of patient service revenue.  This amendment will be effective for us beginning January 1, 2012.  Given that we do not recognize significant amounts of patient service revenues from individual payments but primarily from contracted and non-contracted third-party payors, we do not believe this standard is applicable to us and therefore do not expect it to result in a material impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income.  This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in shareholders’ equity.  This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income.  This standard will become effective retrospectively for us on January 1, 2012.

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

3.              RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related charges incurred for the nine months ended September 30, 2011 and 2010, excluding sales of surplus property and equipment, were $0 and $1.7 million, respectively.  Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring of $1.3 million, which is included as a component of loss from discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2010.

As a result of the Restructuring Plan, management performed an impairment analysis of our intangible patent assets and determined that these assets were fully impaired.  As a result, these assets were written down by $3.4 million during the second quarter of 2010.  The write-down is included as a component of loss from discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010.

The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$7	$263	$412	$1,018
Operating expenses	(75)	528	94	3,454
Impairment of patents	—	—	—	3,434
Restructuring and other charges, net of surplus	—	—	—	1,251
Income (loss) from discontinued operations	$82	$(265)	$318	$(7,121)

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2011 and December 31, 2010 and the classification by level of input within the fair value hierarchy defined above (in thousands; unaudited):

	September 30,	Fair Value Measurements at
	2011	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,371	$7,371	$—	$—

	December 31,	Fair Value Measurements at
	2010	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,332	$5,332	$—	$—

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

Equity Financing

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

Warrants

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
Date of Issue	September 30, 2011	December 31, 2010	Exercise Price	Expiration

April 2011	1,310,572	—	$2.14	April 2016
October 2009	30,000	30,000	$7.78	October 2014
May 2009	29,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	1,127,936	1,127,936	$8.70 - $10.88	December 2011
Total	4,894,570	3,683,998

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $75,000, $25,000, and $75,000, for the three and nine months ended September 30, 2011 and 2010, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) (collectively, the “Parties”), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union.  A trial was held and concluded during the fourth quarter of 2007.  In March 2008, the U.S. District Court for the Central District of California (the “District Court”) issued a judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union.  In May 2008, the District Court awarded us an additional $3.6 million in attorneys’ fees and litigation costs, thereby increasing the overall award to $35.7 million.  National Union appealed the judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed.  On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25 million to us in order to settle the dispute.  These proceeds, net of attorneys’ fees and costs of $5.6 million, were paid to us on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010.  The proceeds, net of attorneys’ fees and costs, were recognized as a non-operating litigation settlement gain in the consolidated statements of operations for the nine-month period ended September 30, 2010.

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

General

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Diagnostics (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory that provides DNA-based clinical diagnostic testing services to physicians, hospitals and other laboratories in two primary areas:  (i) prenatal and postnatal developmental disorders; and (ii) oncology.  CMDX provides its services through the use of array-comparative genomic hybridization (“aCGH”), which enables the analysis of genetic anomalies.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

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

Overview

For the three and nine months ended September 30, 2011, our operating activities included the recognition of $1.2 million and $3.3 million in diagnostic test services revenues, respectively, which increased from the comparable periods in 2010 due primarily to increased volumes of tests performed as well as an overall increase in our customer base as a result of increased sales and marketing efforts.  During the nine months ended September 30, 2011, operating expenses decreased due to the 2010 periods having included a one-time goodwill impairment charge that was not repeated in 2011 and also due to reduced research and development costs as we continue to focus our efforts on commercialization of our suite of diagnostic test service offerings.  Net loss decreased from prior periods primarily due to the 2010 goodwill impairment charge not being repeated in 2011 and also due to increased revenues.  In April 2011, we completed a private placement transaction (the “Private Placement”) with accredited investors in which we sold $6.76 million of newly-issued shares of our common stock and common stock purchase warrants.  Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit.  Each unit consisted of one share of common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2011 and 2010

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%

Services	$1,212	$924	$288	31%	$3,334	$2,492	$842	34%
Products	—	90	(90)	(100%)	—	258	(258)	(100%)
Cost of products and services	(642)	(579)	(63)	(11%)	(1,965)	(1,557)	(408)	(26%)

Services.  Services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Service revenues increased primarily due to volume increases of our genomic tests.  Billable test volumes were 1,157 and 3,316 for the three and nine months ended September 30, 2011, respectively, compared to 967 and 2,367 for the comparable periods in 2010.

For the nine months ended September 30, 2011 and 2010, our average revenue per test was approximately $1,005 and $1,052, respectively.  This decrease was due primarily to a change in mix of tests performed for customers with governmental third-party insurance coverage including Medicare and various state Medicaid programs, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers.  Services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for service revenues. For the three and nine months ended September 30, 2011 and 2010, net positive revenue adjustments were $169,000, $350,000, $(12,000) and $270,000, respectively.

Products.  Product revenues have historically been generated exclusively from selling bacterial artificial chromosome, or “BAC,” CGH arrays and related reagents to a single distributor located in Taiwan.  During the third quarter of 2010, we were notified by our distributor that its customers were considering other BAC CGH array providers and as a result, it was likely that our revenues from product sales would decrease in future periods.  As a result, we did not sell any BAC arrays during the first nine months of 2011 and do not expect to sell arrays in the future.

Cost of Products and Services.  Cost of products and services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.  These costs increased during the periods presented in 2011 as compared to 2010 due primarily to volume increases.  For the three and nine months ended September 30, 2011 and 2010, cost of products and services included $7,000, $40,000 $16,000 and $43,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%

Research and development	$345	$575	$(230)	(40%)	$1,005	$1,810	$(805)	(44%)
Sales and marketing	733	360	373	104%	1,961	1,358	603	44%
General and administrative	1,481	1,376	105	8%	4,176	4,519	(343)	(8%)
Goodwill impairment	—	—	—	—	—	16,918	(16,918)	—

Research and Development.  These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The decrease in research and development expenses for all periods presented was due primarily to greater allocation of laboratory resources on production and commercial efforts during 2011 as compared to 2010.  In addition, for the three and nine months ended September 30, 2011 and 2010, research and development expenses included $6,000, $43,000, $42,000 and $136,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during recent periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts.  The increase in sales and marketing expenses was due to greater emphasis during 2011 on our sales and marketing efforts, hiring of additional sales representatives and increased marketing costs in order to expand and increase market awareness and penetration of our suite of molecular diagnostic tests.  In addition, for the three and nine months ended September 30, 2011 and 2010, sales and marketing expenses included $10,000, $44,000, $35,000 and $109,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during recent periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  The overall decrease was due primarily to an asset impairment charge of $181,000 recognized during 2010 related to a cost-basis investment held by us, which was not repeated or incurred during the 2011 periods, as well as from decreased salaries and wages expenses from reduced executive staffing.  Excluding charges associated with non-cash stock compensation described below, general and administrative expenses increased for the three and nine month periods ended September 30, 2011 by $388,000 and $290,000, respectively, as compared to the 2010 periods.  These increases were driven primarily by additional headcount as well as increased costs associated with our provision for bad debts, which were $323,000 and $91,000 for the nine months ended September 30, 2011 and 2010, respectively.

Also included in general and administrative are stock-based compensation expenses, which were $188,000, $795,000, $471,000 and $1.4 million for the three and nine months ended September 30, 2011 and 2010, respectively.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during recent periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Goodwill Impairment.  The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading of our common stock on Nasdaq) was considered by management to be a potential goodwill impairment triggering event.  As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%

Litigation settlement gain	$—	$—	$—	—	$—	$19,385	$(19,385)	—
Loss from early extinguishment of debt	—	—	—	—	—	(572)	572	—
Interest expense	(5)	(3)	(2)	(67%)	(14)	(356)	342	96%
Derivatives gains	—	—	—	—	—	605	(605)	100%

Litigation Settlement Gain.  In February 2010, we received gross proceeds of $25 million from entering into a settlement agreement with National Union.  Contingent attorneys’ costs and expenses relating to the settlement were $5.6 million.  Thus, the net amount of the settlement gain recognized was $19.4 million during the three months ended March 31, 2010.  There were no such events in 2011.

Loss from Early Extinguishment of Debt.  In March 2010, we fully retired our secured convertible debenture (the “Debenture”).  As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the nine months ended September 30, 2010.  There were no such events in 2011.

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

The fair value of the embedded derivatives was determined using the convertible bond model, discounted cash flows and binomial lattice models.  In March 2010, the Debenture was retired.  As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain in the nine months ended September 30, 2010.  There were no such events in 2011.

Discontinued Operations (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2011	2010	$	%	2011	2010	$	%

Income (loss) from discontinued operations	$82	$(265)	$347	(131%)	$318	$(7,121)	$7,439	(104%)

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Related restructuring and impairment charges were $0, $0, $0 and $4.7 million, net of surplus sales of property and equipment, for the three and nine months ended September 30, 2011 and 2010, respectively.  The operations of our former CustomArray business are classified as discontinued operations for all periods presented.  The decrease in the loss from discontinued operations is due to shutting down our Mukilteo facilities and terminating all staff at that location during the second, third and fourth quarters of 2010, resulting in minimal operating expenses associated with the CustomArray business for 2011 compared to a full period’s worth of operations in the three and nine months ended September 30, 2010.  Income from final billings on former Department of Defense contracts occurred and was recognized during the three and nine month periods ended September 30, 2011.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2011, cash and cash equivalents totaled $7.9 million, compared to $6.6 million at December 31, 2010.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at September 30, 2011 was $9.4 million, compared to $7.5 million at December 31, 2010.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change
Net cash provided by (used in):
Operating activities	$(5,141)	$10,992	$(16,133)
Investing activities	(107)	(99)	(8)
Financing activities	6,550	(8,451)	15,001
Increase (decrease) in cash and cash equivalents	$1,302	$2,442	$(1,140)

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

Investing Activities.  The increase in net cash flows used in investing activities was due to increased capital expenditures for laboratory and IT-related equipment to support our diagnostics business.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $6.6 million of net proceeds received from the Private Placement during the nine months ended September 30, 2011.  Also, we repaid the Debenture totaling $8.4 million in the first quarter of 2010.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial products and services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash savings from our Restructuring Plan will be sufficient to meet our cash requirements for the next twelve months.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 13,000 square feet.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that our cash and cash equivalents of $7.9 million as of September 30, 2011 will meet our cash requirements into the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations.

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

If our Medicare administrative contractor adopts a coverage policy that ceases to cover our oncology tests, it will have a material adverse effect on our business, operating results, cash flows, and financial condition.

Our Medicare administrative contractor, Palmetto GBA, has published a draft local coverage determination that proposes to establish non-coverage for a wide variety of laboratory developed tests and DNA based tests.  If this proposal is adopted by Palmetto GBA as a coverage policy, or if it is adopted by other Medicare contractors and/or commercial payers, it will cause coverage for our oncology tests to be limited or denied, which could have a material adverse effect on our business, operating results, cash flows, and financial condition.

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

Date: November 14, 2011

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
10.1

Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements(**).

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