Form 10-K
period 2011-12-31
CombiMatrix Corp
filed 2012-03-16
CIK 1383183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $31,459,000, based upon the last reported sale price of the registrant's common stock on that date as reported by Nasdaq. For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 16, 2012, was 10,704,121.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2011
COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," "plan," "predict," "seek," "should," "would," "could," "potential," "ongoing," or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management's future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, planned clinical trials by our minority-owned subsidiary, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management's current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms in a timely manner; our ability to successfully increase the utilization of our existing tests, expand our diagnostic test menu, increase and diversify our client base, increase the number of strategic partners and improve reimbursement for our testing services; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully introduce new technologies and services; rapid technological change in our markets; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; the ability of Leuchemix, Inc. to re-start clinical trials; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part I of this report. These forward-looking statements speak only as of the date of this report and wee expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory, providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in the areas of pre-and postnatal development disorders and hematology/oncology genomics. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostic services.

        On April 19, 2010, we announced a strategic and operational restructuring plan (the "Restructuring Plan") intended to significantly reduce operating costs, increase the focus on the Company's diagnostic services business and transition senior management. As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of our oligonucleotide microarray technologies, also known as our "CustomArray" business. In August 2010, we relocated our corporate headquarters from Mukilteo to our Irvine, California location. Since the restructuring, our primary focus has been on our diagnostics services business. Our goals include increasing utilization of our existing tests, expanding our diagnostic test menu, increasing and diversifying our client base, and improving reimbursement for our testing services.

        We also own a one-third minority interest in Leuchemix, Inc. ("Leuchemix"), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Market Overview

        We develop and market our molecular testing services in two distinct markets: prenatal/postnatal developmental disorders and hematology/oncology genomics. In addition, we facilitate the discovery of companion diagnostic testing by partnering with pharmaceutical and medical genomics companies to develop novel testing in the area of personalized genomic medicine.

        In our view, the molecular diagnostics market is one of the fastest-growing segments within the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of an individual's genetic analysis to guide medical decision-making in the area of disease diagnosis and post-diagnostic management. Innovative approaches to re-sequencing of the human genome and a growing clinical appreciation and acceptance of the utility of genomic information in guiding clinical care are enabling rapid growth of this market. Most experts believe that the use of molecular diagnostics will continue to grow in the coming years and will have a significant impact on the way in which medicine is practiced.

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

        The human genome has approximately three billion nucleotides. The order of these nucleotides is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is transcribed (copied) to an intermediate format, called messenger RNA ("mRNA"). The mRNA code is then read and translated into a specific protein product. Proteins direct numerous cellular functions; some of which lead to the expression of individual traits, such as eye color or height. Some level of normal variability is seen throughout the genome, however, abnormal variations in the sequence of a gene, such as deletions, duplications, or point mutations, can interfere with the normal physiology of the cells in which that gene is expressed. These abnormal variations may lead to disease, predisposition to a disease, or an atypical response to certain types of drugs.

  Genes and Molecular Diagnostics

        There are a number of methods of genetic analysis that are used in diagnostic genetic testing. They include: (i) sequence analysis; (ii) array comparative genomic hybridization; and (iii) gene expression profiling. In many diagnostic situations, it is only necessary to analyze either a single gene or a small number of genes. Such type of diagnostic testing can be accomplished by a number of different techniques, depending on the situation. However, when a larger number of genetic factors need to be analyzed, one of the most efficient methods of analysis is array comparative genomic hybridization (also referred to as "aCGH" or "microarray" testing).

  aCGH

        The name "array comparative genomic hybridization" describes the method of comparing a patient's genomic DNA to a reference genome to evaluate for relative gains and losses of genomic information. Some gains and losses are considered benign because they occur in regions of the genome that are known to show variability. Other gains and losses of genomic information are known to cause genetic disorders, a predisposition to a genetic disorder, or adverse drug reactions. The reason aCGH is such a powerful tool is that it is able to simultaneously multiplex across the entire genome in a single reaction, providing a comprehensive analysis of all 46 chromosomes. Unlike gene expression arrays, which evaluate mRNA to monitor the activity of specific genes, DNA-based aCGH analysis identifies quantitative defects in the genomic DNA to test for conditions known to be associated with gains and losses of chromosomal information.

        The manufacturing of microarrays involves affixing 'probes' (specific sequences of genomic DNA) to a solid surface, and then letting the differentially labeled patient and reference DNA compete to hybridize with the probes. We use two different types of probes for our aCGH tests. The first type of probe is called a Bacterial Artificial Chromosome or "BAC." The target sequence (consisting of tens to hundreds of thousands of nucleotides) is replicated within a bacterial cell and used as a probe to identify the complimentary sequence within the patient and reference DNA. The second type of probe is called an oligonucleotide or "oligo." Oligo probes contain orders of magnitude fewer nucleotides than BAC probes. The oligos used in our arrays are 60 nucleotides long. BAC probes and oligo probes map to specific regions of the genome, which allows us to custom-design our arrays in a manner that optimizes both the sensitivity and specificity of the test. Our BAC arrays contain over 3,000 probes, and our oligo arrays range in density from 105,000 probes up to 180,000 probes per array.

Diagnostics Market Segmentation

  Clinical Market

        In general, our diagnostics services and test menus are focused around our highly specialized genomic microarrays. Descriptions of these specific tests are provided below. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our unique market position and test portfolio provide significant leverage in the rapidly growing personalized genomics/diagnostics space.

Our test menu is further supplemented by what may be considered routine tests, which allow us access to a broader, yet synergistic market. Our overall clinical market can be divided into two primary markets: (i) prenatal and postnatal developmental disorders; and (ii) oncogenomic testing for hematologic malignancies and solid tumors. Our market analysis indicates that our potential client base for both of these markets can be divided into three general customer segments, as detailed below. Our services are therefore tailored to meet the specific needs of each of these customer segments. Moreover, all of our tests can be divided into two components, which in turn can be billed for independently or collectively. These components are the "TC" or "Technical Component" (i.e., the technical performance of the diagnostic test), and the "PC" or "Professional Component" (i.e., the professional interpretation of the diagnostic test, typically performed by a PhD laboratory director or a licensed physician). When these two components are performed together, a test is referred to and billed as a "Global" test.

  Pre and Postnatal Diagnostic Testing

  •
  Children's hospitals, academic institutes affiliated with teaching hospitals and other large hospitals/multi-hospital systems:    This market segment typically has relatively comprehensive laboratory capabilities and performs most basic genetic and chromosomal testing, such as: chromosome analysis; fluorescent in situ hybridization ("FISH") and polymerase chain reaction ("PCR")-based tests in-house. These facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical work-up and utilization of complex genomic assays in the prenatal and postnatal diagnostic arena. However, because of budgetary constraints, many of these institutions find themselves in the untenable situation of having limited access to third-party manufactured kit components and being unable to internalize such highly specialized genomic testing platforms due to lack of expertise in this area. This segment of the market typically either outsources the testing completely or identifies a laboratory to perform the technical component of the testing while maintaining the professional component (test interpretation) in-house. From a billing perspective, many of these larger national reference laboratories have in-network relationships with third-party insurers or otherwise have allowances for esoteric tests such as ours. The latter is particularly true at academic teaching institutes affiliated with teaching hospitals. Therefore, we typically negotiate direct payment terms with this segment of the market for our TC services.

  •
  Community-based hospitals and regional reference laboratories:    This segment of the market is characterized by hospitals that provide basic laboratory services, but do not offer complex genetic testing such as aCGH. Regional labs with sufficient professional competence and sophistication often internalize the PC portion of our tests. However, if appropriate licensed individuals are unavailable and/or resources are limited, particularly at smaller regional labs and community hospitals, we offer our Global test services which consist of performance of the test and interpretation of the results. Unlike the larger national laboratories, this segment of the market is characterized by a preponderance of clients requiring us to bill their patients' insurers directly as opposed to an institutional, direct-bill relationship.

  •
  Physician groups:    In the developmental genetics market, physician groups collectively constitute a significant market opportunity. This segment of the market typically outsources all of their genetic testing services, thus requiring Global service that would necessitate us to process all aspects of patient billing. The physicians that make up this market include geneticists, pediatric neurologists, OB-GYNs and maternal fetal medicine specialists.

  Oncogenomic Diagnostic Testing

  •
  National reference laboratories, academic institutes affiliated with teaching hospitals and other large hospitals/multi-hospital systems:    This segment typically has comprehensive capabilities and performs most of the basic cancer genetic testing including, but not limited to: chromosome analysis, FISH and PCR-based testing, as well as routine pathology testing, in-house. However, as noted above in the developmental disorder segment description, many of these institutes face budgetary restraints and subsequently have difficulty trying to bring up new, specialized diagnostic tests, such as aCGH analysis. Perhaps even more so than with developmental disorders, this segment of the market will frequently outsource the TC of their high complexity genomic test menu, while maintaining the PC interpretation in-house. In keeping with this strategy, we therefore focus on marketing our TC services to this segment of the market. The issues regarding billing mirror those experienced in developmental disorders testing.

  •
  Regional reference laboratories, large pathology groups and small community hospitals:    This segment of the market does not typically have the core competency to perform complex testing such as aCGH and therefore, most of this type of cancer testing is sent out to other laboratories, which have entered into reference laboratory agreements with the regional laboratories. Again, unlike the larger national laboratories, this segment of the market typically requires us to bill patients' insurers directly, rather than arranging an institutional direct-bill relationship.

  •
  Oncology groups:    The physician groups in the cancer market differ substantially from those in the developmental disorders market. While aCGH is considered to be standard-of-care in pediatrics and an important adjunct test in prenatal diagnostics, oncologists have not adopted aCGH as rapidly as physicians in the developmental disorder market. However, oncologists typically outsource all of their genetic testing and pathology services, so for those who do recognize the benefits of aCGH testing versus conventional cytogenetics, they require Global services and need us to handle of all aspects of patient billing.

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

  BAC Arrays

        Our BAC arrays enable us to perform aCGH studies to evaluate genomic alterations. BACs are made up of specific sequences of tens to hundreds of thousands of nucleotides and cover a large portion of the genome. These DNA sequences can be placed on a substrate, which, in our case, is a chemically modified glass slide. The BACs used on our arrays are developed by our laboratory or obtained through outside sources. We utilize BAC arrays to perform aCGH analysis in both diagnostic and research settings. Through aCGH analysis of a patient's sample, we compare the genomic DNA of the individual who has a potential genetic disorder with that of a reference set of normal individuals to evaluate for gains or losses of specific segments of genomic information that are known to be associated with well-described genetic disorders. Typically, these gains and losses of information are so small that they go undetected by standard cytogenetic analysis, and can only be detected by aCGH. BAC arrays are particularly useful in analyzing DNA samples that are of poorer quality (such as older samples or tissue that has been preserved in formalin and placed in a paraffin block) because the large sequences increase the assay's robustness and reduce "noise" in the data.

  Oligo Arrays

        Our oligo arrays allow us to perform aCGH on a much more refined scale than is possible with BAC technology. BAC probes are orders of magnitude larger than the 60 nucleotide-long oligo probes used in our arrays. By having shorter probes that are spaced more closely together, we are able to provide dense, high-resolution analysis of the genome, focusing both on regions of known clinical significance (i.e. regions known to cause well-described genetic syndromes when lost or gained) as well as regions that make up the rest of the genome, called "backbone" regions. Since the introduction of high-density oligo arrays into clinical medicine, many new genetic syndromes caused by genomic gains and losses have been, and continue to be, identified. Meta-analyses and large prospective studies have demonstrated that aCGH analysis provides greater than double the detection rate of standard cytogenetic testing (i.e., karyotyping and evaluation of the tips of chromosomes, called subtelomeres, by fluorescent in situ hybridization). The ability to identify a specific cause for an individual's disorder assists not only with diagnostic management, but also with anticipatory care. We currently utilize two oligo array formats which differ based on the array density and number of probes. Our Prenatal and Products of Conception arrays feature 105,000 oligo probes. This allows us to provide high-density coverage of well-characterized regions of the genome as well as basic backbone coverage. Our postnatal array features 180,000 oligo probes and provides not only high-density coverage of important clinical regions, but also enhanced coverage of the genomic backbone for greater detection of variants whose clinical implications are still being clarified.

  Technologies and Compound Libraries for Oncological Drug Development

        Leuchemix has access to proprietary compounds that have been shown in pre-clinical studies to be cytotoxic toward certain cancers both in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and cellular screening assays. Leuchemix has access to state-of-the-art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines, as well as several xenogenic animal model systems. Leuchemix has also licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncologic indications, including hematologic disorders and solid tumors. Leuchemix's lead compound, LC-1, is a modified natural compound known as parthenolide. The base compound of LC-1 was modified to improve solubility and favorably alter its natural pharmacokinetic properties to optimize it for anti-cancer therapy. Pre-clinical screening of LC-1 demonstrated activity against a variety of leukemic cells as well as activity against leukemic stem cells. LC-1 was also demonstrated to have activity against certain solid tumors. Leuchemix initiated human clinical safety trials of LC-1 in England during 2009, but had to halt these trials due to capital constraints. Due to recent funding from private investors and public grants, Leuchemix hopes to be able to re-start clinical trials during 2012.

Our Services

  Overview

        We utilize BAC and oligo array technologies to develop molecular diagnostic services for the diagnosis of diseases and the management of patients in two primary areas: (i) developmental disorders associated with congenital anomalies and/or intellectual disabilities, and (ii) hematology/oncology.

  Developmental Disorders

        The focus of our developmental disorder suite of array tests is on the prenatal and postnatal application of aCGH in diagnosing genomic syndromes associated with developmental delays, autism spectrum disorders, dysmorphic features and/or birth defects. Although traditional karyotyping has been regarded as the "gold standard" for this type of diagnosis for the past two decades, recent studies have demonstrated a clear improvement in the detection rate of chromosomal abnormalities by aCGH, not only in the pediatric realm but also in prenatal care. An accurate diagnosis is essential to providing appropriate anticipatory care, starting with decisions about pregnancy management and moving towards decisions about whether delivery at a tertiary care center is advised and how the genomic disorder will potentially impact neonatal and pediatric care. As a result of the advances in array-based diagnostic testing for developmental disorders, numerous professional organizations have recently revised their standard of care recommendations to include the use of aCGH as a first-tier test in lieu of standard karyotyping. As an example, in 2010, the American College of Medical Genetics recommended aCGH testing, such as our DNArrayTM, as the preferred postnatal standard of care test for the detection of genomic abnormalities associated with congenital abnormalities, developmental disorders, intellectual disability, and autism/autism spectrum disorders.

        In 2006, we introduced our first developmental disorders array test, which detected over 50 different genetic disorders in one multiplexed analysis. In October 2006, the U.S. Food and Drug Administration ("FDA") indicated that this test did not require approval under its guidance as it fell into the category of an In Vitro Diagnostics Multivariate Index Analysis (IVDMIA). Following this determination, we launched our microarray test under CLIA guidelines for use in the clinical care of patients. Since then, we have launched several upgrades of this test. Our DNAarray Oligo 105K array is capable of identifying 458 different chromosomal and genetic disorders, ranging from common conditions, such as Down syndrome (trisomy 21) and DiGeorge syndrome (deletion 22q11.2) to much more rare conditions. Microarray testing can be used for postnatal analysis, prenatal diagnosis, and the analysis of products of conception (tissue from a miscarriage or fetal death) to determine if there is an underlying chromosomal or genomic cause for the fetus, infant or child's condition.

        We continue to monitor primary, peer-reviewed journals for information that would allow us to make either incremental improvements to the current array design, or much larger changes for a new version of our array. As an example of our publication-driven approach, as early as 2009, we began to include specific coverage of regions shown to be strongly associated with autism spectrum disorders ("ASDs") or predisposition to ASDs, long before the guidelines to testing children with autism/ASDs included microarray analysis. It is now recognized that approximately 7% of all children with an ASD have a genomic abnormality that is identifiable by aCGH. This resulted in the adoption of the recommendation that all children with an ASD undergo microarray analysis as part of a first tier diagnostic evaluation. The ability to identify a genomic abnormality in a child with an ASD allows the physician to provide enhanced care based on the genomic diagnosis, rather than a broad behavioral label, such as "autism." It also allows families more precise information about recurrence risks to assist them in decisions about family planning. In 2010, we introduced our most comprehensive array platform to date, the DNAarray Oligo 180K, which meets and exceeds the recommendations made by the International Standardization for Cytogenomic Arrays Consortium for array design. The Oligo 180K is capable of identifying 503 different chromosomal and genomic disorders.

  Oncology

        The second area of focus for our diagnostic services is cancer. In the United States alone, the American Cancer Society estimates that 1.5 million individuals are diagnosed with cancer annually, and this rate is expected to grow rapidly as the overall population, including the "baby boomer" generation, ages. At any given time in the United States, there are several million individuals who either have cancer or are cancer survivors, and are at risk for recurrence. Patients who are newly diagnosed with cancer require significant medical care, which often includes physical examinations, biopsies, diagnostic testing, chemotherapy, surgery, extended hospital stays, and radiotherapy. We have developed, and continue to develop a series of diagnostic tests that, through the genetic analysis of blood, tissue or biopsy samples, will provide additional genomic information to physicians for use in providing more personalized management of their patients.

  DNAarrayTM—Heme Profile

        We offer our DNAarrayTM—Heme Profile test to address several of the common hematological malignancies, with a particular emphasis on Chronic Lymphocytic Leukemia ("CLL"). Our array-based test is designed to evaluate the underlying genetic aberrations in the cancer cells to assist in providing additional information regarding the likely clinical course of the disease. Such information can be then utilized by physicians, in combination with other tests, to make better-informed patient management and treatment decisions and recommendations. For the Heme Profile test, we recently launched an array platform that is endorsed by the Cancer Cytogenomics Microarray Consortium ("CCMC"). The CCMC is comprised of top clinical and academic researchers as well as key individuals from commercial microarray manufacturers to design oncology-focused microarrays. It is estimated that the combined diagnoses of the diseases served by our Heme Profile test in the United States is roughly 43,000 patients annually.

        We have successfully published a number of papers and have been invited to give presentations at national and regional conferences to discuss studies that we have conducted, which compare data from our Heme Profile array services with other techniques used in the evaluation of CLL patients. These studies were conducted in conjunction with collaborators from major cancer centers, including the MD Anderson Cancer Center in Houston, Texas. These studies clearly demonstrated the superiority of our array services over conventional diagnostic techniques in evaluating patients with CLL. In 2010, additional publications in leading journals continued to document the superiority of our array-based testing in finding key diagnostic and prognostic chromosomal changes that may otherwise go undetected by traditional testing methods for CLL.

  DNAarrayTM—HER2 PRO

        The American Cancer Society estimates that in the United States, there were approximately 209,000 new cases of breast cancer in 2010 and about 40,000 women will die from this disease annually. Recent studies have shown that approximately 1 in 5 women with newly diagnosed breast cancer are "HER2-positive," meaning that their tumor cells have numerous extra copies of the HER2 gene on chromosome 17 which overproduce HER2 protein. HER2 amplification can be detected by using immunohistochemical (ICH) staining. HER2-positive cancers are associated with a poor prognosis due to the aggressive disease characteristics conferred by overexpression of the HER2 gene. Nearly a decade ago researchers found that the HER2 protein functioned as part of a cell signaling pathway, and led to uncontrolled cell growth and division, and thus, cancer formation. As a result, a drug called Herceptin was developed, which blocks the HER2 protein's effects and prevents it from signaling to other cells to continue to grow and divide. Herceptin has been shown to be a highly effective intervention for women with HER2-positive breast cancer. However, because Herceptin's mechanism of action is to block the HER2 protein, only women with HER2-positive breast cancer appear to benefit from this therapy. Women with breast cancer that shows either a normal copy number or a loss of the HER2 gene, referred to as "HER2-negative," should likely not be treated with Herceptin because, as would be expected, Herceptin does not appear to be effective for these women, and there are significant risks associated with treatment that outweigh any potential benefits it could have.

        Given the availability of a highly effective therapeutic intervention for women with HER2-positive breast cancer, an entire market sector arose to address the issue of HER2 status determination for women with invasive breast cancer. Traditionally, HER2 status has been determined by IHC to assess the amount of HER2 protein present or FISH analysis to evaluate for the presence of HER2 gene amplification at the DNA level in cancer cells. However, both of these tests are relatively subjective, and studies have shown significant variability in interpretation not only between different pathologists, but also within a single pathologist's own interpretations on similar cases. To complicate matters further, some cases show equivocal results (i.e. not clearly positive or negative), and as many as 1 in 3 cases have discordant IHC and FISH results, in which one is positive, and the other is negative. Due to the incomplete assessment of chromosome 17 and the complex structural alterations associated with breast cancer, we believe FISH and

IHC remain imperfect diagnostic tests for HER2 status determination. In contrast, microarray analysis of chromosome 17 is able to provide an objective measure of HER2 status and resolve both equivocal and discordant HER2 results obtained by FISH and IHC. In 2008, we developed the first BAC array for clinical use in breast cancer, called Her2PRO, which was designed to detect amplification of HER2 while simultaneously enumerating clinically relevant genomic changes across all of chromosome 17. Her2PRO objectively stratifies patients into one of four HER2 gene status categories: amplification, gain, normal, or loss. In 2010, a peer-reviewed publication in the publication BMC Cancer, written by Dr. Gunn, et al., highlighted the ability for the HER2 PRO test to objectively resolve formerly problematic HER2 cases by IHC and FISH.

        In early 2009, we introduced HerScan (re-branded as DNAarrayTM—Breast Profile) to complement the HER2PRO array for breast cancer. While HER2PRO specifically evaluates only chromosome 17, the DNAarrayTM—Breast Profile is a whole genome array that includes all of the chromosome 17-targeted probes (including those for HER2) as part of an overall evaluation including a total of 3,000 probes covering the entire genome (all 46 chromosomes). Analysis of 97 cases of invasive ductal and lobular carcinomas showed that both the Breast Profile and HER2PRO accurately and reproducibly determined HER2 status, and that in addition, the Breast Profile provided data regarding genomic subtypes of invasive breast cancer that had previously been reported by Loo et al., in Cancer Research (2004) 64:8541-8549. These genomic subtypes include cancer cells with: gain of chromosome 1q; loss of chromosome 16q; amplification of the C-MYC oncogene on chromosome 8; and loss of the tumor suppressor gene TP53 on chromosome 17. HER2 IHC and FISH do not assess these additional markers, thus the Breast Profile was recognized as being able to provide additional clinically relevant information, which in turn allows clinicians to make better patient management decisions and recommendations. We have marketed this testing to oncologists and pathologists as an alternative to traditional FISH, as it not only evaluates HER2 status and genomic alterations to chromosome 17, but simultaneously evaluates the entire genome for clinically relevant alterations associated with prognostic information.

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

Our Strategy

        Our strategic focus is on commercializing our diagnostics services business by increasing the volume of our existing tests, expanding the number of tests offered by our laboratory, increasing the number of clients and strategic partners, and improving reimbursement for our testing. We intend to accomplish this by implementing strategies in the following areas:

  Partnering to Expand Marketing and Sales Efforts

        We have established and will continue to pursue multiple relationships to facilitate the expansion of our array services. We plan to pursue relationships and collaborations to gain access to sales, marketing and distribution channels. These relationships could include alliances with other complementary laboratory service providers.

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

  Clinical Laboratory Improvement Amendments of 1988 ("CLIA")

        As a clinical reference laboratory, we are required to hold certain federal, state and local licenses as well as certain certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. We have a certificate of accreditation under CLIA to perform testing and are accredited by the College of American Pathologists ("CAP"). To renew our CLIA certificate, we are subject to periodic inspection standards applicable to the testing we perform. Should regulatory compliance requirements become substantially more complex, operational costs at our lab might increase in the future. If our laboratory is out of compliance with CLIA requirements, we may be subject to certain sanctions. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed.

  U.S. Food and Drug Administration ("FDA")

        Regulations by the U.S. FDA regarding genetic testing are in a state of flux and changes to these regulations could dramatically affect the molecular diagnostics industry in the near future. While the FDA has the authority to regulate laboratory developed tests ("LDTs"), it has generally exercised enforcement discretion in the area of LDTs performed by CLIA-certified laboratories. However, with the advent of Direct-to-Consumer DNA testing (i.e., testing that is marketed directly to the public, does not require a physician's order, and provides risk factor information rather than diagnostic or prognostic information), genomic testing using microarray technology (particularly single nucleotide polymorphism arrays) has come under scrutiny. In July 2010, the FDA held a two-day public meeting to obtain input from key stakeholders, including physicians, laboratory directors, regulatory and accrediting body members and the general public, regarding the structuring of a regulatory framework for LDTs. During this meeting, we believe that it became clear that the FDA's primary concern had less to do with CLIA-certified laboratories (such as CMDX) performing clinical microarray testing (i.e., testing ordered by a physician for medically necessary reasons, including disease diagnosis, monitoring, and treatment decisions) and more to do with Direct-to-Consumer laboratories performing non-clinical testing that relies on what the FDA has referred to a "black box" proprietary algorithms to interpret their microarray data. This meeting came on the heels of a U.S. Government Accountability Office report entitled "Direct-to-Consumer Genetic Tests: Misleading Test Results are Further Complicated By Deceptive Marketing and Other Questionable Practices." While no specific guidelines or timelines were stated, it is believed that changes to how the FDA regulates LDTs will be forthcoming. There can be no assurance, however, that such changes will not negatively impact our business.

  Health Insurance Portability and Accountability Act ("HIPPA")

        Under the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), the U.S. Department of Health and Human Services issued regulations to protect the privacy of individuals' personal medical and health information through the implementation of security measures that govern how such data is stored and maintained, and to limit the disclosure of this "protected health information" to only those who receive specific authorization from the individual. Violations of HIPAA regulations include civil and criminal penalties. Consequently, our policies and procedures are designed to comply with such regulations. The requirements under these regulations may change periodically and we will continue to monitor such changes. There are also a number of state laws governing confidentiality of health information that are applicable to our operations, and new laws governing privacy may be adopted in the future. While we believe that we comply with regulations currently, we can provide no assurance that we are or will remain in compliance with diverse privacy requirements as they develop.

  Federal and State Insurance Regulations, Self-referral Prohibitions and Anti-kickback Laws

        Existing federal and state laws governing Medicare and Medicaid impose a variety of restrictions on financial relationships among healthcare providers, including clinical laboratories. These laws include the federal anti-kickback law. Numerous civil and criminal penalties exist for many of the federal and state anti-fraud statutes and regulations, including their application to joint ventures and collaborative agreements. These statutes and regulations are vague and have not yet been interpreted by the courts. There are also federal and state self-referral prohibitions, which prohibit us from accepting referrals from physicians with whom we have a compensation relationship. Violations of these prohibitions could result in civil and criminal penalties. Finally, there are other rules addressing certain aspects of our business including billing and relationships with customers to which we are subject. These rules may evolve and change in the future and could negatively impact our business.

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

        We must also satisfy various application and provisional requirements for other states in which we desire to conduct business, and have obtained licenses for Florida, Maryland, Pennsylvania and Rhode Island. We are also licensed by the New York State Department of Health specifically for cytogenetics and genomic microarrays relating to pediatric specimens. We may become aware from time to time of additional states that require out-of-state laboratories to obtain licensure in order to accept patient specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other states advising us of such requirements, we intend to strictly adhere to the instructions and guidelines from the state regulators as to how we should comply with such requirements. There can be no assurance, however, that our efforts to comply will be successful.

Subsidiaries

        During the second quarter of 2005, we formed a wholly owned subsidiary, CMDX, in order to exploit our array technologies in the field of molecular diagnostics. As of December 31, 2011, CMDX had 43 employees located primarily in Irvine, California.

        We also own one-third of Leuchemix, which is a private drug development company focused on the area of oncology, located in Woodside, California.

Commercial Operations

        All products and services offered by CMDX are performed in our CLIA-certified, CAP-accredited clinical laboratory in Irvine, CA. Our commercial operations infrastructure includes sales, marketing, clinical support services and billing/ reimbursement. We continue to build a nationally focused commercialization strategy by interacting directly with oncologists, pathologists, medical geneticists, maternal-fetal medicine specialists, obstetrician/gynecologists, pediatric neurologists and genetic counselors. The market-specific experience of our direct sales force, coupled with regional and local territory experience, is expected to increase physician awareness and demand for our services. Our marketing and clinical support services teams work in tandem to increase awareness and appropriate utilization of our products and services by both physicians and patients. Our marketing initiatives include traditional marketing tactics such as physician education, professional medical society and advocacy tradeshows and web-based initiatives. Our billing/reimbursement team works to facilitate access to our products and services by assisting ordering physicians and their patients with healthcare insurance billing, appeal processes, and patient payment options. In addition to our direct sales approach, CMDX markets its services to other laboratories through partnerships and seeks to support the growth of our commercial operations initiatives through pursuing new partnerships.

Manufacturing

        We have developed automated, computer-directed production processes for the spotting of BAC probes onto chemically modified glass slides to create our BAC microarrays. We conduct quality control reviews of all biological materials used in the manufacturing process.

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

Patents, Trademarks and Licenses

        In the United States, we have been issued nine United States patents related to our former CustomArray tool business. Three of these patents (U.S. Patent No. 6,093,302, 6,280,595 and 6,444,111 all of which expire on January 5, 2018) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. The fourth United States Patent (U.S. Patent No. 6,456,942 which expires January 25, 2020) describes and claims a network infrastructure for array synthesis and analysis. The fifth United States Patent (U.S. Patent No. 7,075,187 which expires November 9, 2021) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. The sixth (U.S. Patent No. 7,323,320 which expires September 12, 2022) and seventh (U.S. Patent No. 7,563,600 which expires September 12, 2022) United States Patents have been assigned to another company. The eighth United States Patent (U.S. Patent No. 7,507,837 which expires February 22, 2025) describes and claims a process for performing an isolated palladium (II)-mediated oxidation reaction on our electrode for building libraries of organic compounds electrochemically and in parallel. The ninth United States Patent (U.S. Patent No. 7,541,314 which expires February 24, 2026) describes and claims a microarray with a linker that is cleaved by a base for use in selective removal of oligonucleotides from the microarray. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in the European Union, Australia, and Taiwan and are pending in the remaining major industrialized markets. We have filed patent applications relating to new methods of, and materials for, electrochemical synthesis and for electrochemical detection, which eliminates the need for optical readers. As a part of our Restructuring Plan, many of these patents were licensed to a private company, CustomArray, Inc.

        We seek to protect our corporate identity, products, and services with trademarks and service marks. In addition, our trademark strategy includes protecting the identity and goodwill associated with our products and services. Currently, our registered trademarks include CMDX®, DNAARRAY®, HEMESCAN®, and HERSCAN® in the United States.

        We try to obtain licenses to the patent rights of others when required to meet our business objectives. For example, we purchase chemical reagents from suppliers who are licensed under appropriate patent rights. Further, our policy is to obtain licenses from patent holders for our products and services whenever such licenses are required. We evaluate if and when a license is needed depending on the circumstances.

Competition

        We believe that competition within our market is increasing. Our business competitors in the United States include other aCGH clinical laboratories, both commercial and academic, and include companies such as LabCorp (through its recent acquisition of Genzyme) Perkin-Elmer (through its recent acquisition of Signature Genomics) and approximately ten others. Some of these competitors may possess greater financial, technical, human and other resources than we do. Increased competition may be faced as new companies enter the market, market consolidation occurs and more advanced technologies become available. Technological advances or entirely different approaches developed by one or more of our competitors could render our products and services obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by us. Our market is rapidly changing, and we expect to face additional competition from new market entrants, new product developments and consolidation of our existing competitors. As new competitors emerge, the intensity of competition may increase in the future.

        We also compete against existing cytogenetic/cytogenomic testing methods currently used by target physicians, such as oncologists and geneticists. These existing methods have been in place for many years and despite growing clinical evidence and professional society guidelines, it can be difficult to change and/or supplement physicians' behaviors.

Research and Development

        Our research and development expenses were $1.4 million and $2.0 million for the years ended December 31, 2011 and 2010, respectively. Of these amounts, research and development related non-cash stock compensation charges were $48,000 and $166,000 for the years ended December 31, 2011 and 2010, respectively. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized developmental disorder and oncology array-based diagnostic services.

Employees

        As of December 31, 2011, we had 45 full-time employees. We believe that we maintain good relationships with our employees and are not subject to collective bargaining arrangements.

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

        Additional financial and company-related information can be found in the Investor Relations section of our homepage, at : www.combimatrix.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the SEC.

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

        As of December 31, 2011, we had $6.4 million in cash and cash equivalents, which we anticipate will meet our cash requirements into approximately the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. As a result, the audit opinion on our consolidated financial statements for the year ending December 31, 2011 includes an explanatory paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financial statements included elsewhere in this report.

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

        To date, we have relied primarily upon selling equity and convertible debt securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. Our subsidiary companies also may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

        A substantial portion of the testing for which we bill our hospital and laboratory clients is ultimately paid by third-party payors. However, there is uncertainty concerning third-party payor reimbursement of any test, including our high-complexity genomic microarray tests. Several entities conduct technology assessments of medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. It is possible that federal, state and third-party insurers may limit their coverage of our tests in the future.

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

        In 2011, the American Medical Association (AMA) released for comment two sets of CPT codes covering over 90% of the volume of current molecular pathology procedures. Although these codes were published in the CPT 2012 code set, they were not priced. The reimbursement for these codes will not be determined until the end of 2012 and will most likely not go into effect until 2013. If pricing and subsequent reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our revenues, earnings and cash flows could be adversely impacted.

Our cash flows and financial condition may materially decline if payors do not reimburse us for our services in a timely manner.

        We depend on our payors to reimburse us for our services in timely manner. If our payors do not reimburse us in a timely manner, our cash flows and financial condition may materially decline.

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

        We are also required to maintain a laboratory license to conduct testing in California. California laws establish standards for day-to-day operation of our clinical reference laboratory, including the training and skills required of personnel and quality control. Moreover, several states require that we hold licenses to test specimens from patients in those states. Other states may have similar requirements or may adopt similar requirements in the future. A failure to obtain and maintain these licenses would have a material adverse effect on our business and results of operations.

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

        We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as to the safety and health of laboratory employees. In addition, OSHA has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations, and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the federally enacted Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace. If we are found in violation of any of these regulations, we could be subject to substantial penalties or discipline and our business, prospects and results of operations could be materially and adversely affected.

We are subject to federal and state laws governing the financial relationship among healthcare providers, including Medicare and Medicaid laws, and our failure to comply with these laws could result in significant penalties and other material adverse consequences.

        We anticipate that a component of our future revenue will be dependent on reimbursement from Medicare and state Medicaid programs. The Medicare program is administered by CMS which, like the states that administer their respective state Medicaid programs, imposes extensive and detailed requirements on diagnostic services providers, including, but not limited to, rules that govern how we structure our relationships with physicians, how and when we submit reimbursement claims and how we provide our specialized diagnostic services. Our failure to comply with applicable Medicare, Medicaid and other governmental payor rules could result in our inability to participate in a governmental payor program, our returning of funds already paid to us, civil monetary penalties, criminal penalties and/or limitations on the operational function of our laboratory. Any of these outcomes would have a material adverse effect on our business and results of operations.

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

        Our operations involve the use, transportation, storage and disposal of hazardous substances and as a result we are subject to environmental and health and safety laws and regulations. As we expand our operations, our use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, our failure to comply with laws and regulations, and any releases of hazardous substances into the environment or at our disposal sites, could expose us to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of our operations. These types of events, if they occur, would materially adversely affect our financial results.

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

        In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys' fees against him, which appeals have now been consolidated and are in the briefing stage. Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

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

        As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

        Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and laboratory space of approximately 12,200 square feet in Irvine, California under a lease agreement that expires in January 2013.

Item 3.    LEGAL PROCEEDINGS

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys' fees against him, which appeals have now been consolidated and are in the briefing stage. We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

        From time to time, we are involved in other litigation arising in the normal course of business. Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$2.65	$3.80	$4.00	$3.00	$2.94	$3.65	$5.10	$7.80
Low	$1.33	$2.26	$2.11	$2.06	$1.60	$2.19	$2.11	$4.76

        As of March 12, 2012, there were approximately 66 holders of record of our common stock.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	2,212,494	$4.89	6,428,877
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	2,212,494	$4.89	6,428,877

(1)
Our 2006 CombiMatrix Stock Incentive Plan as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year; in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed thirty million shares. Please refer to Note 12 to our consolidated financial statements for additional information.

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

General

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics. CMDX provides its services through the use of array-comparative genomic hybridization ("aCGH"), which enables the analysis of genetic anomalies. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

        Prior to 2010, we were primarily focused on developing proprietary DNA array-based tools and instruments for the genetic research community, under the brand formerly known as "CustomArray," as well as providing molecular diagnostics services through CMDX. On April 19, 2010, we announced a strategic and operational restructuring plan (the "Restructuring Plan") intended to significantly reduce operating costs, increase the focus on our diagnostic services business and transition senior management. As part of the Restructuring Plan, we closed our CustomArray business and facilities located in Mukilteo, Washington and relocated our corporate headquarters to Irvine, California. Since the restructuring, our primary focus has been on our diagnostics services business. Our goals include increasing utilization of our existing tests, expanding our diagnostic test menu, increasing and diversifying our client base, and improving reimbursement for our testing services.

        As a result of executing the Restructuring Plan, the financial results of our CustomArray business have been classified as discontinued operations in the consolidated statements of operations for the periods presented. See Note 3 to our consolidated financial statements for additional information regarding discontinued operations. Unless otherwise noted, amounts and disclosures throughout this report relate to our continuing operations.

Liquidity

        At December 31, 2011, we had cash and cash equivalents of $6.4 million. As a result, we anticipate that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash savings from our Restructuring Plan will be sufficient to meet our cash requirements into the fourth quarter of 2012. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See the Liquidity and Capital Resources section below as well as Note 1 to our consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview of Recent Business Activities

        During 2011, our business activities were driven primarily by commercialization efforts for our suite of molecular diagnostic tests, expansion of our test menu and of our leadership team. In April 2011, we announced an expanded relationship with Clarient to commercialize our DNArrayTM product portfolio in the area of solid tumor and blood-based cancers. In September 2011, we added Jeff Hayes as Director of Sales for our oncology business and also appointed David H. Ledbetter to our medical advisory board. We also completed a private placement transaction (the "Private Placement") with certain accredited investors in which we sold $6.76 million of newly issued shares of our common stock and common stock purchase warrants. Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit. Each unit consisted of one share of common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share. The Private Placement was led by HLM Venture Partners III, L.P. ("HLM"), who added Martin Felsenthal, a partner with HLM, to our Board of Directors. As a result of increased commercial focus, total diagnostic services revenue increased by 39% to $4.6 million in 2011 as compared to $3.3 million in 2010.

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

        We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

  •
  revenue recognition and estimates for contractual allowances;

  •
  accounting for stock-based compensation;

  •
  fair value measurements; and

  •
  accounting for income taxes.

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

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, individuals and government payors including Medicare and Medicaid. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

        During 2010, revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, have been recognized when delivery occurred. There is no written or implied right to return or exchange the products. We ceased selling aCGH slides during the fourth quarter of 2010.

        Revenues from multiple element arrangements are based on the relative selling price method, whereby we allocate consideration received to all deliverables of an arrangement at the inception of the arrangement based on the relative selling prices of each element. In order to determine the selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence ("VSOE"); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available. Several factors are considered when determining the estimated selling price of a deliverable, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, our ongoing pricing strategy and policies and the value-added components of differentiated deliverables, if determinable. In order for a deliverable to be accounted for as a separate unit of accounting, the delivered item or items must have value to the customer on a standalone basis.

  Accounting for Stock-Based Compensation

        The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award) which is generally three to four years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.

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

Comparison of the Results of Operations

Revenues and Cost of Revenues (dollars in thousands):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Services	$4,558	$3,283	$1,275	39%
Cost of services	(2,642)	(1,931)	(711)	(37%	)
Products	—	271	(271)	(100%	)
Cost of products	—	(253)	253	100%

        Services Revenues.    Services revenues are generated from providing DNA-based genomic testing services in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology. Services revenues increased primarily due to volume increases of our genomic tests. Billable test volumes were 4,634 and 3,279 for the years ended December 31, 2011 and 2010, respectively. The increase in volumes was due primarily to expansion of our sales force and from increased focus on sales and marketing efforts during 2011 compared to 2010. Our average revenue per test decreased slightly from $1,001 in 2010 to $984 in 2011. This decrease was due primarily to a change in mix of tests performed for customers with governmental third-party insurance coverage including Medicare and various state Medicaid programs, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers, as well as from the introduction of additional cytogenetic tests that are reimbursed at lower rates than our array-based test offerings. Services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for service revenues. For the years ended December 31, 2011 and 2010, net positive revenue adjustments were $448,000 and $195,000, respectively.

        Products Revenues.    Product revenues have historically been generated exclusively from selling bacterial artificial chromosome, or "BAC, " CGH arrays and related reagents to a single distributor located in Taiwan. During the third quarter of 2010, we were notified by our distributor that its customers were considering other BAC CGH array providers and as a result, it was likely that our revenues from product sales would decrease in future periods. As a result, we did not sell any BAC arrays during 2011 and do not expect to sell such arrays in the future.

        Cost of Products and Services Revenues.    Cost of products and services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses. These costs increased in 2011 as compared to 2010 due primarily to volume increases. Cost of services included $44,000 and $57,000, for the years ended December 31, 2011 and 2010, respectively, of non-cash stock compensation expense. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Research and development	$1,366	$2,033	$(667)	(33%	)
Sales and marketing	2,715	1,882	833	44%
General and administrative	5,567	5,785	(218)	(4%	)
Goodwill impairment	—	16,918	(16,918)	—

        Research and Development.    These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered. Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. The decrease in research and development expenses for all periods presented was due primarily to greater allocation of laboratory resources on production and commercial efforts during 2011 as compared to 2010. In addition, research and development expenses include non-cash stock compensation charges, which were $48,000 and $166,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested late in 2010 and during 2011. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        Sales and Marketing.    These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts. The increase in sales and marketing expenses was due to greater emphasis during 2011 on our sales and marketing efforts, hiring of additional sales representatives and increased marketing costs in order to expand and increase market awareness and penetration of our suite of molecular diagnostic tests. In addition, sales and marketing expenses include non-cash stock compensation charges, which were $43,000 and $126,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested late in 2010 and during 2011. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        General and Administrative.    These expenses include compensation and benefit costs of our administrative staff, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $943,000 and $1.8 million for the years ended December 31, 2011 and 2010, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested late in 2010 and during 2011. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented. Excluding charges associated with non-cash stock compensation, general and administrative expenses increased for the year ended December 31, 2011 by $596,000 as compared to 2010. The increase was driven primarily by increased bad debt expense, increased legal costs and increased consulting charges as compared to 2010.

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

Other Non-Operating Items (dollars in thousands):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Qualified Therapeutic Discovery Program income	$—	$489	$(489)	(100%	)
Litigation settlement gain	—	19,385	(19,385)	(100%	)
Loss from early extinguishment of debt	—	(572)	572	(100%	)
Interest expense	(20)	(361)	341	94%
Derivatives gains	—	605	(605)	(100%	)

        Qualified Therapeutic Discovery Program Income.    We were awarded $489,000 in 2010 under the Internal Revenue Service's Section 48D for Qualifying Therapeutic Discovery Projects. Earlier in 2010, we submitted two grant proposals under this program and were notified that our applications were accepted and the related funds were paid, during the fourth quarter of 2010. No such activity occurred during 2011. Also, since this program was non-recurring in nature, we elected to classify the payments as other income for the 2010 period presented.

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

        Loss from Early Extinguishment of Debt.    In March 2010, we fully retired our secured convertible debenture (the "Debenture"). As a result, the remaining, unamortized debt discount of $572,000 was written off as a non-operating loss from early extinguishment of debt in the year ended December 31, 2010. There were no such events in 2011.

        Interest Expense.    Through March of 2010, interest expense was primarily comprised of interest charges associated with the Debenture, which accrued interest at an annual rate of 10% on the outstanding principal balance. Interest expense also included amortization of the $2.9 million of debt discount originally recognized from issuance of the Debenture and related warrants using the effective interest method. As a result of retiring the Debenture in March 2010, interest expense had decreased and is primarily comprised of interest charges are from certain capital leases for laboratory equipment.

        Derivative Gains.    These gains represent the net gain or expense recognized from mark-to-model adjustments to the embedded derivatives associated with the Debenture that were outstanding prior to retirement of the Debenture in March 2010. As a result, the remaining derivatives liability of $605,000 was written off as a non-operating gain. There were no such activities in 2011.

Discontinued Operations (dollars in thousands):

	For the Years Ended December 31,		Change
	2011	2010	$	%
Income (loss) from discontinued operations	$316	$(7,229)	$7,545	(104%	)

        On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business. Related restructuring and asset impairment charges were $4.7 million, net of surplus sales of property and equipment, for the year ended December 31, 2010. The operations of our former CustomArray business have been classified as discontinued operations for all periods presented. Although most of the staff and operations were shut down during 2010, work on certain government contracts continued until early 2011, resulting in final billings on those contracts during the first and second quarters of 2011. As a result, we recognized income from discontinued operations of $316,000 during 2011 as compared to a loss of $7.2 million during 2010, which includes a full year's worth of CustomArray operations as well as $4.7 million in restructuring and impairment charges that were not repeated in 2011. During 2011, all remaining contracts were completed and as a result, we do not expect to incur income or losses from discontinued operations in the future.

Inflation

        Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

        At December 31, 2011, cash and cash equivalents totaled $6.4 million, compared to $6.6 million at December 31, 2010. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Working capital was $7.5 million at December 31, 2011 and 2010, respectively. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	Change
Net cash (used in) provided by:
Operating activities	$(6,542)	$9,686	$(16,228)
Investing activities	(192)	(105)	(87)
Financing activities	6,563	(8,468)	15,031

(Decrease) increase in cash and cash equivalents	$(171)	$1,113	$(1,284)

        Operating Activities.    The overall net decrease in cash provided by operating activities was due primarily to the net litigation settlement proceeds from National Union of $19.4 million received in February 2010, which were not repeated in 2011. Excluding the impact of this one-time event, cash flows from operating activities improved by $3.2 million due primarily to reduced operating cash burn from shutting down the CustomArray business unit in 2010 as part of the Restructuring Plan.

        Investing Activities.    The increase in net cash flows used in investing activities was due to increased capital expenditures for laboratory and IT-related equipment to support our diagnostics business.

        Financing Activities.    The increase in net cash flows from financing activities was due primarily to the $6.6 million of net proceeds received from the Private Placement during the second quarter of 2011, as compared to the $8.4 million repayment of the Debenture in the first quarter of 2010.

        Future Liquidity.    We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial products and services. We believe that our cash and cash equivalent balances will be sufficient to meet our cash requirements into the fourth quarter of 2012. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet. We have no significant commitments for capital expenditures in 2011 or beyond. We have executed eight capital leases totaling $458,000 for certain laboratory equipment.

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

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2011.

        There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Our executive officers and directors and their ages as of March 15, 2012, are as follows:

Name	Age	Position(s)
R. Judd Jessup	64	President, Chief Executive Officer and Director
Scott R. Burell	47	Chief Financial Officer, Secretary and Treasurer
Martin R. Felsenthal^	42	Director
Amit Kumar, Ph.D.	47	Director
F. Rigdon Currie+	81	Director
John H. Abeles, M.D.+	67	Director
Scott Gottlieb, M.D.+	39	Director
Mark P. McGowan	33	Director, Chairman of the Board
Wei Richard Ding+	42	Director
Joseph M. Limber+	59	Director

+
Member of the Audit Committee, Compensation Committee and Nominating and Governance Committee
^
Member of the Compensation Committee

        R. Judd Jessup has served as our President and Chief Executive Officer and has served on our Board since August 2010. Mr. Jessup has over 35 years of experience in the healthcare and managed care industries. Most recently, he was Chief Executive Officer of US LABS, a national laboratory which provides cancer diagnostics and genetic testing services, from 2002 to 2005. He has extensive background in the managed care industry having served as President of the Health Plans Division for FHP International from 1994 to 1996 as well as President of TakeCare, Inc., a publicly traded HMO operating in California, Colorado, Illinois and Ohio until it was sold to FHP. Mr. Jessup currently serves on the board of directors of Corvel Corporation, a publicly traded company. He served on the board of directors of NovaMed, Inc. from November 1998 until May 2011. We believe Mr. Jessup's qualifications to serve on our Board include his significant executive experience with the strategic, financial, and operational requirements of large health care organizations, including serving as an audit committee chair.

        Scott R. Burell has served as our Chief Financial Officer since November 2006. Previously, he served as our Vice President of Finance from November 2001 through November 2006, and as our Controller from February 2000 through November 2001. From May 1999 to February 2001, Mr. Burell served as the Controller for Network Commerce, Inc., a publicly traded technology and infrastructure company located in Seattle. Prior to May 1999, Mr. Burell spent 9 years with Arthur Andersen's Audit and Business Advisory practice in Seattle. Mr. Burell is a certified public accountant in the state of Washington (currently inactive) and holds B.S. degrees in Accounting and Business Finance from Central Washington University. Mr. Burell is a member of the American Institute and Washington Society of Certified Public Accountants.

        Martin R. Felsenthal was appointed to our Board in April 2011. Mr. Felsenthal has been a Partner of HLM Venture Partners, a venture capital firm since 2007. Mr. Felsenthal was previously a General Partner of Salix Ventures, a venture capital firm, where he focused on investments in health care services and health care information technology. He joined Salix Ventures in 1997. Mr. Felsenthal served on the boards of Vantage Oncology, US Renal Care, Vericare, AccentCare, Titan Health and Payerpath. He is currently a director of Aperio Technologies, TelaDoc and Vericare Management. Mr. Felsenthal also serves on the Board of the Northern California Chapter of the Crohn's and Colitis Foundation of America. We believe Mr. Felsenthal's qualifications to serve on our Board include the almost twenty years he has spent working with emerging growth healthcare services businesses, first as an investment banker in the health care group at Alex Brown & Sons and then as a partner focused on emerging growth health care services and healthcare information technology companies at Salix Ventures and HLM Venture Partners. In addition, he completed the Chartered Financial Analyst program. He received a B.A. from Princeton University and an M.B.A. from the Stanford University Graduate School of Business.

        Mark P. McGowan was appointed to our Board in January 2010, became Chairman of the Board in June 2010 and served as interim President and Chief Executive Officer from July 2010 to August 2010. Mr. McGowan is the managing member of SAF Capital Management LLC, a value-oriented investment firm which he founded in November, 2006. Prior to forming SAF Capital Management LLC, Mr. McGowan was Co-founder and Managing Partner of MPG Capital Management LLC, an equity market research firm which derived and licensed statistically validated algorithmic trading models and investment strategies for wealthy individuals and institutional investors. Mr. McGowan previously worked within the Consumer and Market Knowledge function of Procter & Gamble, a consumer products and healthcare company, where he was instrumental in shaping marketing strategies for multiple brands, as well as leading Market Mix Modeling and the development of macroeconomic forecasting capabilities within Procter & Gamble's Homecare division. Mr. McGowan performed two cooperative assignments with Johnson & Johnson, a consumer, pharmaceutical, medical devices and diagnostics company; working within global operations for Johnson & Johnson's subsidiary Ethicon Endo Surgery and in domestic operations for Johnson & Johnson's Consumer Products headquarters. In September 2011, Mr. McGowan joined the Board of Directors of Premier Exhibitions, Inc., a provider of museum quality touring exhibitions. We believe Mr. McGowan's qualifications to serve on our Board include his experience in the capital markets and investor advocacy that are valuable in our attempts to increase shareholder value and his analytical skills in forecasting and evaluation of return on investment that are useful in determining resource allocation decisions for us. Mr. McGowan received his Bachelor of Science in Microbiology, with a focus in Genomics and Molecular Genetics, from Michigan State University.

        F. Rigdon Currie has served on our Board since December 2006. Since July 1998, Mr. Currie has been an independent venture capital consultant. From February 1993 to July 1998, Mr. Currie was a partner of MK Global Ventures, a venture capital firm. Mr. Currie has been involved with CombiMatrix since its inception either as a Board member of our previous parent company, Acacia Research Corporation, a technology company, or as a Board member of CombiMatrix. We believe Mr. Currie's qualifications to serve on our Board include his decades of experience with technology organizations in the sales, marketing and business development areas as well as experience as an investor in small technology focused organizations. Mr. Currie received a B.S. degree in Industrial Engineering from the Georgia Institute of Technology and an M.B.A. from Harvard Business School.

        John H. Abeles, M.D. has served on our Board since December 2006. Dr. Abeles is the President and founder of MedVest, Inc., which has provided consulting services to health care and high technology companies since 1980. Since 1998, he has served as the Chairman of UniMedica Inc., a web-enabled medical school education consulting and publishing firm, and as Assistant Professor of Clinical Pharmacology and Therapeutics at the International University of Health Sciences. He has served as a Director of Higuchi Bio-Science Institute, University of Kansas since 1997, and as a Director of the College of Chemistry Advisory Board at the University of California at Berkeley since 2001. Since 1992, Dr. Abeles also has been the general partner of Northlea Partners, Ltd., an investment and venture capital firm. Dr. Abeles is a member of the Board of Directors of Cytocore, Inc. We believe Dr. Abeles' qualifications to serve on our Board include his decades of experience in analyzing, advising, developing, founding and investing in life science businesses. Dr. Abeles was one of the first physicians to become an analyst at a Wall Street investment firm. Dr. Abeles' medical education also provides a background that helps us evaluate clinical opportunities in the diagnostics markets. Dr. Abeles received his Medical degree as well as a degree in Pharmacology from the University of Birmingham, England. He is a Fellow of the Royal Society of Medicine, London.

        Scott Gottlieb, M.D. has served on our Board since January 2009. Dr. Gottlieb is currently a Resident Fellow at the American Enterprise Institute. Dr. Gottlieb is also a Clinical Assistant Professor at the NYU School of Medicine. From 2005 until 2007, Dr. Gottlieb served at the Food and Drug Administration ("FDA") as Deputy Commissioner for Medical and Scientific Affairs and before that, from 2003 until 2004, as Senior Advisor for Medical Technology to the FDA Commissioner and as the FDA's Director of Medical Policy Development. He left the FDA in the Spring of 2004 to work on implementation of the new Medicare Drug Benefit as a Senior Adviser to the Administrator of Medicare and Medicaid Services, where he supported the agency's policy work on quality improvement and coverage and payment decision-making, particularly related to new medical technologies. Dr. Gottlieb currently serves on the board of directors of Molecular Insight Pharmaceuticals. We believe Dr. Gottlieb's qualifications to serve on our Board include his experience as a Wall Street analyst, practicing physician, and most importantly in senior roles in the U.S. government, including his former role as Deputy Commissioner of the U.S. Food and Drug Administration. CombiMatrix operates in business segments where regulation and regulatory strategy need to be considered and Dr. Gottlieb's insights are beneficial to us. Dr. Gottlieb completed his residency in internal medicine at the Mount Sinai Hospital in New York City and is a graduate of the Mount Sinai School of Medicine and of Wesleyan University in Connecticut.

        Amit Kumar, Ph.D. has served on our Board since September 2000 and was our President and Chief Executive Officer from September 2001 to June 2010. Previously, Dr. Kumar served as Vice President of Life Sciences of our previous parent company, Acacia. From January 1999 to February 2000, Dr. Kumar was the founding President and Chief Executive Officer of Signature BioSciences, Inc., a life science company developing technology for advanced research in genomics, proteomics and drug discovery. From January 1998 to December 1999, Dr. Kumar was an Entrepreneur in Residence with Oak Investment Partners, a venture capital firm. Prior to that time, Dr. Kumar worked as Senior Manager at Idexx Laboratories, Inc., a biotechnology company, and as Head of Research and Development for Idetek Corporation, which was later acquired by Idexx Laboratories, Inc. Dr. Kumar serves on the boards of directors of Aeolus Pharmaceuticals, Inc., Ascent Solar Technologies, Inc. and Tacere Therapeutics, Inc. We believe Dr. Kumar's qualifications to serve on our Board include his extensive education, knowledge and experience with technology and in developing technology-based enterprises in the biotechnology sector. Dr. Kumar also has experience in venture capital and has a broad knowledge of the industry segments that are relevant to CombiMatrix's current and future business opportunities. Dr. Kumar received a bachelor's degree in Chemistry from Occidental College. After joint studies at Stanford University and the California Institute of Technology ("Caltech"), he received his Ph.D. from Caltech and completed a post-doctoral fellowship at Harvard University.

        Wei Richard Ding is the Chief Executive Officer and a member of the board of directors of bioTheranostics Inc., a San Diego-based developer of molecular diagnostic tests and laboratory. Mr. Ding has been bioTheranostics' CEO since September 2008 and was the Vice President, Strategy and Business Development of France-based bioMerieux, a global leader in the field of in vitro diagnostics from 2006 to 2008. Mr. Ding has also worked for Eli Lilly and Company, TenFold Corporation and Myriad Genetics, and is an active speaker and leader in the field of personalized medicine. We believe Mr. Ding's qualifications to serve on our Board include his detailed knowledge of the molecular diagnostics market. In addition, Mr. Ding's experience and expertise in operating an early stage diagnostics company will provide excellent insight to the Board.

        Joseph M. Limber has been the President and Chief Executive Officer of San Diego-based Prometheus Laboratories Inc., a specialty pharmaceutical and diagnostic company and laboratory, since December 2003. He has been a member of the board of directors of Prometheus Laboratories Inc. since January 2004. From 1998 to December 2002, Mr. Limber was President and Chief Executive Officer of ACLARA BioSciences Inc. (now Monogram Biosciences), a developer of assay technologies and lab-on-a-chip systems for life science research. We believe Mr. Limber's qualifications to serve on our Board include his experience in operating a successful enterprise. In addition is knowledge of developing products, collaborative relationships and licensing arrangements will provide additional value at the Board level.

        Directors and officers are elected on an annual basis. The term of each director's service expires at our next annual meeting of stockholders and at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board.

        There are no family relationships between any of our directors or executive officers.

BOARD OF DIRECTORS

Overview

        Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least five and no more than nine members. Our Board has fixed the exact number of directors at nine. Our Board currently consists of nine members, seven of whom—Messrs. Currie, Abeles, Gottlieb, Felsenthal, McGowan, Ding and Limber—our Board has determined to be independent under the rules of the NASDAQ Stock Market. Mr. McGowan serves as Chairman of the Board, and we believe that separation of the Chairman and Chief Executive Officer roles supports the independent nature of our Board. At each annual meeting of stockholders, members of our Board are elected to serve until the next annual meeting and until their successors are duly elected and qualified. In connection with its investment in us in April 2011, HLM was given the right to require the Board to, consistent with its fiduciary duties, fill a vacancy on the Board with a director designated by HLM who is not an affiliate of HLM and who has industry experience relevant to our business. The Board may fill such vacancy when it arises at any time during the year. Three of our current directors, Messrs. Kumar, Currie and Abeles, will not stand for re-election to our Board at our 2012 annual meeting of stockholders, but intend to continue to serve as directors until such annual meeting. The aforementioned directors' decision to not stand for re-election is not due to a disagreement with us. Following the 2012 annual meeting, our Board will re-evaluate the authorized number of directors which shall constitute the entire Board.

        We are subject to a number of technological, regulatory, product, legal and other types of risks. The Board and its constituent committees are responsible for overseeing these risks, and we employ a number of procedures to help them carry out that duty. For example, Board members regularly consult with executive management about pending issues and expected challenges, and at each Board meeting directors receive updates from, and have an opportunity to interview and ask questions of, key personnel and management. Furthermore, because our Chief Executive Officer serves as a member of our Board, we believe that the Board has a direct channel and better access to insights into our performance, business and challenges.

Committees of the Board of Directors

        The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each committee operates pursuant to a charter that may be viewed on our website at www.combimatrix.com. The inclusion of our web site address in this proxy statement does not include or incorporate by reference the information on our web site into this proxy statement.

        Audit Committee.    Our Audit Committee oversees our accounting and financial reporting processes and is responsible for (i) retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm, (ii) approving the services performed by our independent registered public accounting firm and (iii) for reviewing and evaluating our accounting principles, financial reporting practices, and system of internal accounting controls. The Audit Committee is also responsible for maintaining communication between the Board and our independent registered public accounting firm, and has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, all related person transactions are reviewed and approved by the Audit Committee.

        In 2011, our Audit Committee consisted of Messrs. Currie (the committee's Chairman), Gottlieb and Abeles. As of February 28, 2012, our Audit Committee consists of Messrs. Currie (the committee's Chairman), Gottlieb, Abeles, Ding and Limber. The Board has determined that all members of our Audit Committee are independent under the listing standards of the NASDAQ Stock Market and the rules of the Securities and Exchange Commission, and that Mr. Currie qualifies as an "audit committee financial expert," as defined by the rules of the Securities and Exchange Commission.

        Compensation Committee.    Our Compensation Committee assists our Board in determining the compensation of our executive officers and directors. The Compensation Committee is responsible for approving the compensation package of each executive officer and recommending each executive officer's compensation to the Board. The Compensation Committee also administers our 2006 Stock Incentive Plan, as amended. The Compensation Committee may form and delegate any of its responsibilities to subcommittees when appropriate.

        In 2011, our Compensation Committed consisted of Messrs. Felsenthal (the committee's Chairman), Gottlieb, and Abeles. Since February 28, 2012, our Compensation Committee consists of Messrs. Felsenthal (the committee's Chairman), Gottlieb, Abeles, Ding and Limber. The Board has determined that all members of our Compensation Committee are independent under the listing standards of the NASDAQ Stock Market.

        Nominating and Governance Committee.    Our Nominating and Governance Committee assists our Board by identifying and recommending individuals qualified to become members of our Board (subject to legal rights, if any, of third parties to nominate or appoint directors), and establishing, evaluating and overseeing our corporate governance processes and guidelines.

        In 2011, our Nominating and Governance Committee consisted of Messrs. Abeles (the committee's Chairman), Gottlieb and Currie. Since February 28, 2012, our Nominating and Governance Committee consists of Messrs. Abeles (the committee's Chairman), Gottlieb, Currie, Ding and Limber. The Board has determined that all members of our Nominating and Governance Committee are independent under the listing standards of the NASDAQ Stock Market.

        The Nominating and Governance Committee will consider candidates recommended by stockholders. To recommend director candidates, stockholders should submit their suggestions in writing to the Corporate Secretary, providing the proposed nominee's name, biographical data and other information about the proposed nominee and the nominating stockholder(s) as required by our Bylaws, together with a consent from the proposed nominee to serve on the Board if nominated and elected.

        There are no specific minimum qualifications that the Nominating and Governance Committee requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more members of our Board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the Board, including the following characteristics:

  •
  broad experience in business, finance or administration;

  •
  the independence requirements imposed by the Securities and Exchange Commission and the NASDAQ Stock Market; and

  •
  a background that provides a portfolio of experience and knowledge relevant to our industry.

        In connection with HLM's investment in us in April 2011, we agreed that, for so long as HLM and its affiliates beneficially own not less than 5% of our outstanding shares of common stock (not counting the shares underlying HLM's warrants), Mr. Felsenthal or such other reasonably acceptable designee of HLM shall be appointed to our Board and Compensation Committee. In addition, for so long as HLM and its affiliates beneficially own not less than 14% of our outstanding shares of common stock (not counting the shares underlying HLM's warrants), at HLM's request, a reasonably acceptable individual designated by HLM, who is independent of HLM and us, shall be appointed to the Board. We also agreed that for so long as HLM and its affiliates beneficially own not less than 25% of the shares of common stock issued to HLM in the private placement (treating the shares underlying HLM's warrants as if issued), at the request of HLM, the Board shall appoint one Board member designated by HLM to such committees of the Board as HLM shall request, if such designation is permitted under applicable Securities and Exchange Commission and stock exchange rules.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2011, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year, except the automatic stock option grants made on January 3, 2011 to each of our non-employee Board members were reported late on Form 4 by Messrs. Abeles, Currie, Gottlieb, Kumar and McGowan.

Codes of Business Conduct and Ethics

        We have adopted a corporate Code of Business Conduct and Ethics, which may be viewed on our website at www.combimatrix.com. The Code of Business Conduct and Ethics applies to all our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and controller, or persons performing similar functions. If we effect an amendment to, or waiver from, a provision of our code of ethics, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on the website above or via a current report on Form 8-K. The inclusion of our web site address in this proxy statement does not include or incorporate by reference the information on our web site into this proxy statement.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

        The following Summary Compensation Table sets forth certain information regarding the compensation, for services rendered in all capacities to us during 2011 and 2010, of our current principal executive officer, our one other most highly compensated executive officer at the end of 2011, and a former executive officer who was no longer serving as an executive officer at the end of 2011 (together, the "named executive officers"). We do not have any other executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
R. Judd Jessup	2011	420,000	—	—	—	420,000
President and Chief Executive Officer	2010	153,461	—	641,400	—	794,861
Scott R. Burell	2011	213,818	—	78,000	33,188	325,006
Chief Financial Officer, Secretary and Treasurer	2010	203,795	—	—	9,423	213,218
Daniel R. Forche(3)	2011	159,061	—	15,935	—	174,996
Former SVP Sales & Mktg. of Subsidiary	2010	49,631	—	98,724	—	148,355

(1)
Amounts shown do not reflect cash compensation actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate grant date fair values of option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of option awards are set forth under Note 2 to the Consolidated Financial Statements included herewith.

(2)
Mr. Burell's Other Compensation is for travel-related commuting and relocation costs (in 2011) from Washington state to Irvine, California.

(3)
Mr. Forche was appointed Senior Vice President of Sales and Marketing of our subsidiary on October 19, 2010 and resigned from this position on August 30, 2011.

        In determining the total amount and mixture of the compensation for each of our named executive officers, our Compensation Committee subjectively evaluates each named executive in light of numerous factors including title and role, individual performance (including past and expected future contribution to our business objectives) and our long-term business needs and goals (including the need to attract and retain key management personnel). Our Compensation Committee reviews the performance of each named executive officer annually (typically during the second quarter of each year) and determines whether the named executive officer should receive an increase in base salary or receive a stock option award based on such evaluation.

        In February 2011, pursuant to the authority granted under our 2006 Stock Incentive Plan, our Compensation Committee adopted a 2011 Executive Performance Bonus Plan (the "Bonus Plan") to provide certain members of our senior management the opportunity to earn incentive bonuses based on our attainment of specific financial performance objectives for 2011. Our Compensation Committee determined that our Chief Executive Officer, Chief Financial Officer, Senior Vice President of Sales and Marketing, and Vice President of Operations were eligible to receive such awards under the Bonus Plan. A participant's bonus under the Bonus Plan consisted of a combination of cash and equity incentives that was to be based on achievement of between 90% and 200% of our 2011 net revenue target as determined by our Compensation Committee. A participant's cash bonus was to be an amount equal to (a) times (b), where (a) equals the participant's annual base salary and (b) equals a specified percentage of the participant's salary (ranging from 10% to 80%) that would be payable if we achieved a certain percentage of the target net revenue for 2011. Pursuant to the terms and conditions of the Bonus Plan, our Compensation Committee also granted performance stock options to purchase 389,714 shares of our common stock under our 2006 Stock Incentive Plan to the participants of the Bonus Plan. These performance stock options would vest only upon achievement of between 90% and 200% of the 2011 net revenue target as determined by our Compensation Committee. The amounts granted represent the maximum number of options that could vest, assuming the 200% target level is achieved. Assuming a portion or all of the performance options were deemed vested based upon achievement of the 2011 revenue target, one-third of the performance stock option would immediately vest, one-third would vest on the second anniversary of the grant date and the remaining one-third would vest on the third anniversary of the grant date. The exercise price of these options was $2.28, which equaled the closing price of our common stock as reported by the NASDAQ Stock Market on the grant date. Cash bonus payments, if earned, were to be paid once our external auditors completed their annual audit and our actual 2011 net revenues were known. In order to receive a bonus payment, the participant must be employed by us at the time bonuses are computed and distributed. On February 28, 2012, our Compensation Committee determined that none of the performance criteria described above were met, therefore none of the compensation was earned by or paid to the participants of the Bonus Plan. In addition, the options granted expired unvested as of February 28, 2012.

Severance and Change in Control

        We provide certain severance benefits such that if an executive officer of CombiMatrix is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary plus medical and dental benefits.

        Our Board of Directors adopted a Restated Executive Change of Control Severance Plan (the "Severance Plan") that affects certain of our senior management-level employees who are classified as "Section 16 Officers" of the Company. Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for "good reason" (as defined in the Severance Plan) during the two-year period following a "change of control" (as defined in the Severance Plan), then, subject to execution of a release of claims against us, the employee will be entitled to receive: (i) a cash severance payment equal to one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time. Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code, as amended (the "Code"). The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors. In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

2006 Stock Incentive Plan

        Our 2006 Stock Incentive Plan, as amended, provides for the grant of incentive or non-statutory stock options to our employees, directors and consultants. As of December 31, 2011, options to purchase 2,212,494 shares of common stock were issued and outstanding, and options to purchase 6,428,877 shares remained available for grant, under the 2006 Stock Incentive Plan.

        The 2006 Stock Incentive Plan is administered by our Compensation Committee. Subject to the provisions of the 2006 Stock Incentive Plan, the Compensation Committee determines who will receive the options, the number of options granted, the manner of exercise and the exercise price of the options. The term of incentive stock options granted under the 2006 Stock Incentive Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of our voting stock. The exercise price of any stock option granted under the 2006 Stock Incentive Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted. However, an incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.

Outstanding Equity Awards at Fiscal Year-End 2011

        The following table sets forth information concerning the outstanding equity awards as of December 31, 2011 granted to the named executive officers.

	Option Awards(1)					Stock Awards
								Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested ($)
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)
							Market Value of Shares or Units of Stock that Have Not Vested ($)
	Number of Securities Underlying Unexercised Options (#)					Number of Shares or Units of Stock that Have Not Vested (#)
				Option Exercise Price ($)
					Option Expiration Date
Name	Exercisable	Unexercisable
R. Judd Jessup	133,333(2)	266,667	—	2.74	8/11/2020	—	—	—	—
	—(3)	160,000	—	2.28	2/23/2021	—	—	—	—
Scott R. Burell	60,000(4)	—	—	4.61	9/17/2017	—	—	—	—
	62,500(5)	—	—	10.50	7/21/2018	—	—	—	—
	22,916(6)	4,584	—	7.65	5/11/2019	—	—	—	—
	—(3)	76,190	—	2.28	2/23/2021	—	—	—	—
	—(7)	30,000	—	2.60	4/08/2021	—	—	—	—
Daniel R. Forche	—(8)	—	—	—	—	—	—	—	—

(1)
All awards were granted under the 2006 Stock Incentive Plan. The options were granted at an exercise price equal to the closing price of our common stock on the date of grant and have a term of ten years.

(2)
These options were granted on August 11, 2010. One-fourth vest on the one-year anniversary of grant and the remaining vest monthly thereafter over a three-year period.

(3)
These options were granted on February 23, 2011 and vest only upon achievement of the performance criteria under the Bonus Plan described above. On February 28, 2012, our Compensation Committee determined that the performance criteria were not achieved and these options expired unvested as of this date.

(4)
These options were granted on September 17, 2007 and vest quarterly over a three-year period.

(5)
These options were granted on July 21, 2008 and vest quarterly over a three-year period.

(6)
These options were granted on May 11, 2009 and vest quarterly over a three-year period.

(7)
These options were granted on April 8, 2011. One-fourth vest on the one-year anniversary of grant and the remaining vest monthly thereafter over a three-year period.

(8)
Mr. Forche was granted options to purchase 76,000 shares of common stock on October 19, 2010 with an exercise price of $2.19 per share. One-fourth of the options were to vest on the one-year anniversary of grant and the remaining vest monthly thereafter over a three-year period. On February 23, 2011, Mr. Forche was also granted options to purchase 86,857 shares of common stock under the Company's Bonus Plan. Mr. Forche resigned on August 31, 2011 and all of these options subsequently expired unvested and unexercised.

Director Compensation

        Directors who are also our employees receive no separate compensation from us for their service as members of the Board. Non-employee directors automatically receive a non-discretionary initial grant of options to purchase 20,000 shares of our common stock upon joining the Board. On the first business day of each calendar year, each non-employee Board member then in office is automatically granted additional options to purchase 20,000 shares of our common stock, provided such individual has served as a non-employee Board member for at least six (6) months. All such grants are granted at an exercise price equal to the closing market price on the date of grant. Options granted beginning in 2012 vest in four equal annual installments over a 48-month period measured from the grant date. Options granted prior to 2012 vest quarterly over a twelve-month period.

        Non-employee directors receive compensation in the amount of $1,500 per month for their service as members of the Board. The Chairman of the Board receives compensation in the amount of $2,000 per month for service as Chairman of the Board. During 2011, non-employee directors received $1,000 for each meeting of the Board attended in person, $1,000 for each meeting attended by telephone that was longer than one hour in length, and $500 for each meeting attended by telephone if the meeting was one hour or less in length. Directors are also reimbursed for expenses incurred in connection with attendance at meetings of the Board and committees of the Board and in connection with the performance of Board duties.

Director Compensation Table

        The following table summarizes the compensation of our directors who served during 2011 and who are not listed as named executive officers.

Name	Fees Earned Or Paid In Cash ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)	Outstanding And Unexercised Options to Purchase Common Stock (#)(2)
Mark McGowan	30,500	42,800	—		73,300	90,000
John H. Abeles, M.D.	25,000	42,800	—		67,800	118,000
F. Rigdon Currie	25,000	42,800	—		67,800	118,000
Scott Gottlieb, M.D.	25,000	42,800	—		67,800	80,000
Amit Kumar, Ph.D.	24,000	42,800	8,717	(3)	75,517	340,000
Martin Felsenthal	17,200	48,000	—		65,200	40,000

(1)
Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown are the non-cash aggregate grant date fair values of option awards made during 2011 as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions. The assumptions used to calculate the fair value of option awards are set forth under Note 2 to the Consolidated Financial Statements included herewith.

(2)
Amounts shown reflect option awards vested as of March 15, 2012.

(3)
Represents cash payments for certain health insurance premiums related to Dr. Kumar's August 8, 2010 separation agreement.

Compliance with Code Section 162(m)

        Section 162(m) of the Code generally disallows a tax deduction to a publicly traded company for compensation in excess of $1 million paid to each of that company's chief executive officer and four other most highly compensated executive officers. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. In the year ended December 31, 2011, none of our executive officers received compensation in excess of $1 million.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table shows information regarding the beneficial ownership of our common stock as of March 15, 2012 by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

        Percentage ownership in the table below is based on 10,704,121 shares of common stock outstanding as of March 15, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of March 15, 2012 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

        Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o CombiMatrix Corporation, 310 Goddard, Suite 150, Irvine, California 92618.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage
Officers and Directors
R. Judd Jessup(1)	369,927	3.38%
Scott R. Burell(2)	171,121	1.57%
F. Rigdon Currie(3)	98,000	*
John H. Abeles, M.D.(4)	128,494	1.19%
Scott Gottlieb, M.D.(5)	62,000	*
Amit Kumar, Ph.D.(6)	431,587	3.91%
Mark P. McGowan(7)	378,432	3.49%
Martin R. Felsenthal(8)	2,294,151	20.12%
Wei Richard Ding	—	—
Joseph M. Limber	—	—
All current directors and executive officers as a group (10 persons)	3,933,712	31.34%
5% Stockholders Not Listed Above
Odyssey Value Advisors, LLC(9)	896,039	8.30%
Jay Gottlieb(10)	866,854	8.04%
Greggory Schneider(11)	692,409	6.42%
Michael Huffington(12)	1,061,882	9.83%

*
Less than 1.0%.

(1)
Includes 136,791 shares of common stock. Also includes options to purchase 175,000 shares of common stock and warrants to purchase 58,136 shares of common stock that were exercisable within 60 days of March 15, 2012. Shares and warrants are held by the R. Judd & Charlene L. Jessup Trust.

(2)
Includes 9,121 shares of common stock. Also includes options to purchase 158,125 shares of common stock and warrants to purchase 3,875 shares of common stock that were exercisable within 60 days of March 15, 2012.

(3)
Includes options to purchase 98,000 shares of common stock that were exercisable within 60 days of March 15, 2012. Mr. Currie is not standing for re-election to the Board.

(4)
Includes 16,119 shares of common stock. Also includes options to purchase 98,000 shares of common stock and warrants to purchase 14,375 shares of common stock that were exercisable within 60 days of March 15, 2012. Shares of common stock and warrants are held by Northlea Partners. Dr. Abeles is not standing for re-election to the Board.

(5)
Includes 2,000 shares of common stock and options to purchase 60,000 shares of common stock that were exercisable within 60 days of March 15, 2012.

(6)
Includes 94,398 shares of common stock. Also includes options to purchase 320,000 shares of common stock and warrants to purchase 17,189 shares of common stock that that were exercisable within 60 days of March 15, 2012. Dr. Kumar is not standing for re-election to the Board.

(7)
Includes options to purchase 70,000 shares of common stock that were exercisable within 60 days of March 15, 2012. Also Includes 230,918 shares of common stock and warrants exercisable within 60 days of March 15, 2012 to purchase 77,514 shares of common stock held by SAF Capital Fund LLC. SAF Capital Management LLC is the managing member of SAF Capital Fund LLC and Mr. McGowan is the managing member of SAF Capital Management LLC. As the managing member of SAF Capital Management LLC, Mr. McGowan may be deemed to beneficially own the securities held by SAF Capital Fund LLC. Mr. McGowan disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest therein. The securities held by SAF Capital Fund LLC are held in a marginable account, however, they have not specifically been utilized as collateral.

(8)
Includes 1,595,896 shares of common stock are held by HLM Venture Partners III, LP as well as warrants to purchase 678,255 shares of common stock that were exercisable within 60 days of March 15, 2012. Also includes options held by Mr. Felsenthal to purchase 20,000 shares of common stock that were exercisable within 60 days of March 15, 2012. Mr. Felsenthal is a Class A Member of HLM Venture Associates III, LLC which is the general partner of HLM Venture Partners III, LP. Mr. Felsenthal disclaims beneficial ownership of the securities held by HLM Venture Partners III, LP except to the extent of his pecuniary interest therein. The reported mailing address of HLM Venture Partners III, LP is 222 Berkeley Street, 21st Floor, Boston, Massachusetts 02116.

(9)
Includes 799,146 shares of common stock and warrants to purchase 96,893 shares of common stock that were exercisable within 60 days of March 15, 2012. The reported mailing address of Odyssey Value Advisors, LLC is 601 Montgomery Street, San Francisco, California 94111. Information based upon investor filings with the SEC.

(10)
Includes 789,340 shares of common stock and warrants to purchase 77,514 shares of common stock that were exercisable within 60 days of March 15, 2012. The reported mailing address of Jay Gottlieb is 27 Misty Brook Lane, New Fairfield, Connecticut 06812. Information based upon investor filings with the SEC.

(11)
Includes 608,500 shares of common stock and warrants to purchase 83,909 shares of common stock that were exercisable within 60 days of March 15, 2012. The reported mailing address of Greggory Schneider is 10445 Wilshire Blvd. #1806, Los Angeles, California 90024. Information based upon investor filings with the SEC.

(12)
Includes 968,865 shares of common stock and warrants exercisable within 60 days of March 15, 2012 to purchase 93,017 shares of common stock held by the Archangel Michael Foundation. The Archangel Michael Foundation is a tax-exempt private foundation and Michael Huffington has no economic interest in the securities held by such foundation. The reported mailing address of Michael Huffington is P.O. Box 4337, Houston, Texas 77210. Information based upon investor filings with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information as of December 31, 2011 relating to all of our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	2,212,494	$4.89	6,428,877
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	2,212,494	$4.89	6,428,877

(1)
Consists of our 2006 Stock Incentive Plan.

(2)
Consists of shares available for future issuance under our 2006 Stock Incentive Plan, as of December 31, 2011. The number of shares of common stock reserved under our 2006 Stock Incentive Plan will automatically be increased on the first trading day of each year, in an amount equal to 3% of the number of shares of our common stock outstanding on the last trading day of the preceding year. On January 2, 2012, the additional reserve for our 2006 Stock Incentive Plan was automatically increased by 321,124 shares.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions

        Since January 1, 2011, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading "Executive Compensation" and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee.

        On April 4, 2011, we entered into Securities Purchase Agreements dated as of April 1, 2011 (the "Purchase Agreements") with 18 accredited investors (collectively, the "Investors"), including, among others, HLM and certain of our directors, officers and 5% or greater stockholders including SAF Capital Fund LLC (Mark McGowan), Odyssey Value Advisors, LLC, Jay Gottlieb, Archangel Michael Foundation (Michael Huffington) and Messrs. Jessup, Burell, Forche, Abeles and Kumar, pursuant to which, on April 7, 2011, we issued and sold to the Investors an aggregate of 3,083,723 common stock units (the "Units") at a purchase price of $2.193125 per Unit (the "Unit Price") in a private placement (the "Private Placement"). The Unit Price was equal to the last consolidated closing bid price of the Company's common stock immediately preceding us entering into the binding Purchase Agreements, as determined in accordance with NASDAQ Stock Market rules, plus $0.053125 for the warrant component described below.

        Each Unit is comprised of (i) one share of our common stock (the "Shares") and (ii) a five-year warrant to purchase 0.425 shares of our common stock (the "Warrants"). The exercise price applicable to the Warrants is $2.14 per share, which is equal to the last consolidated closing bid price of our common stock immediately preceding us entering into the binding Purchase Agreements, as determined in accordance with NASDAQ Stock Market rules.

        The Warrants may be exercised in cash or pursuant to a net exercise provision if we undergo a fundamental transaction or if an effective registration statement does not exist for the resale of the shares of common stock issuable upon exercise of the Warrants. The Warrants cannot be exercised for a period of 6 months and one day following the date of their issuance. The exercise price of the Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like. The Warrants also are subject to a blocker that would prevent each holder's common stock ownership from exceeding 19.99% of our outstanding common stock after exercise.

        In addition, we entered into an Investors Rights Agreement (the "Rights Agreement") on April 4, 2011 with the Investors in connection with the Private Placement. Pursuant to the Rights Agreement, Investors holding more than 45% of the Shares and shares of common stock issuable upon exercise of the Warrants may demand that we register such common stock for resale. Liquidated damages will apply for certain related events such as failure to file a registration statement within 30 days after a demand therefor or failure of such registration statement to be declared effective by the Securities and Exchange Commission within 60 days after the demand if the registration statement is not reviewed or 120 days after the demand if the registration statement is reviewed. In addition, each Investor, for so long as it beneficially owns not less than 25% of the shares of common stock issued to it in the Private Placement (treating the shares underlying such Investor's Warrants as if issued), has a right of first refusal to participate in certain future issuances of securities by us on a pro rata basis with their initial investment. Bank financings and stock issued in connection with strategic partnerships and acquisitions, underwritten public offerings, employee or director equity incentive plans and other customary transactions are excluded from this right of participation.

        We also entered into an HLM Rights Agreement (the "HLM Rights Agreement") on April 4, 2011 with HLM in connection with the Private Placement. Pursuant to the HLM Rights Agreement, we agreed that, for so long as HLM and its affiliates beneficially own not less than 5% of the outstanding shares of common stock (not counting the shares underlying HLM's Warrants), Mr. Martin R. Felsenthal or such other reasonably acceptable designee of HLM shall be appointed to our Board and Compensation Committee and will receive compensation for service on the Board consistent with other outside members of the Board. In addition, for so long as HLM and its affiliates beneficially own not less than 14% of the outstanding shares of common stock (not counting the shares underlying HLM's Warrants), at HLM's request, a reasonably acceptable individual designated by HLM, who is independent of HLM and us, shall be appointed to the Board and will receive compensation for service on the Board consistent with other outside members of the Board. We also agreed that, among other things, for so long as HLM and its affiliates beneficially own not less than 25% of the shares of common stock issued to HLM in the Private Placement (treating the shares underlying such Investor's Warrants as if issued), (i) at the request of HLM, the Board shall appoint one Board member designated by HLM to such committees of the Board as HLM shall request, if such designation is permitted under applicable Securities and Exchange Commission and stock exchange rules, which designee shall be compensated for such services consistent with the other members of such committees; (ii) a reasonably acceptable designee of HLM shall be appointed to sit on each of our advisory boards and will be compensated at the same rate as other members of such applicable advisory boards; (iii) we shall purchase and maintain a key man life and disability insurance policy with respect to our Chief Executive Officer, reasonably acceptable to HLM, in the amount of HLM's investment in the Private Placement, with HLM being the beneficiary thereof, until such time as we have reported for a prior fiscal year, in audited financial statements, at least $30 million of revenue; and (iv) we shall enter into an indemnification agreement with each HLM designee and independent director designee.

        We have agreed to compensate Mr. Felsenthal for service on the Board consistent with other outside members of the Board and to reimburse him for all expenses reasonably incurred in connection with attending Board meetings. A description of the compensation arrangements with outside members of the Board is set forth under the heading "Director Compensation" in this proxy statement.

        Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by members of our Audit Committee.

Director Independence

        Our Board currently consists of nine members, seven of whom—Messrs. Currie, Abeles, Gottlieb, Felsenthal, McGowan, Ding and Limber—our Board has determined to be independent under the rules of the NASDAQ Stock Market. Each director that is a member of the one or more of our Board committees is also independent under the independence standards of such committee(s).

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees; Audit-Related Fees

        Fees for audit and audit-related services by our accounting firms for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Audit fees—Haskell & White LLP	$22,291	$—
Audit related fees—Haskell & White LLP	—	—
Audit fees—Peterson Sullivan LLP	—	99,000
Audit related fees—Peterson Sullivan LLP	—	—

Total audit and audit related fees	$22,291	$99,000

Tax Fees; All Other Fees

        We were not billed for any tax fees or for any other fees from our principal accountants in 2011 or 2010.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting. All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors' independence from us.

Determination of Independence

        There were no fees billed by Haskell & White LLP or Peterson Sullivan LLP for non-audit services.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements—See "Index to Consolidated Financial Statements" appearing on page F-1.

(2)
Financial Statement Schedules

    Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

  (3)
  Exhibits—Refer to Item 15(b) below.

(b)
Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Second Amended and Restated Bylaws(3)
10.1†	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010(4)
10.2†	Restated Executive Change in Control Severance Plan(5)
10.3†	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010(6)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010(7)
10.5†	2006 Stock Incentive Plan, as amended(8)
10.6†	Form of Stock Incentive Plan Agreement(9)
10.7†	2011 Executive Performance Bonus Plan(10)
10.8	Form of Amended and Restated Indemnification Agreement(11)
10.9	Warrant (exercise price of $11.87 per share)(12)
10.10	Warrant (exercise price of $13.65 per share)(13)
10.11	Registration Rights Agreement(14)
10.12	Form of Securities Purchase Agreement dated as of April 1, 2011(15)
10.13	Form of Investors Rights Agreement dated as of April 1, 2011(16)
10.14	HLM Rights Agreement dated as of April 1, 2011(17)
10.15	Form of Warrant to Purchase Common Stock issued on April 7, 2011(18)
10.16	Form of Indemnity Agreement(19)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
23.2	Consent of Peterson Sullivan LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)

Exhibit Number	Description
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
101.0
The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements(**)

(*)
Included herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

†
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

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(9)
Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(10)
Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 22, 2011.

(11)
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

(14)
Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(16)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(17)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(18)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2012	COMBIMATRIX CORPORATION
/s/ R. JUDD JESSUP R. Judd Jessup President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. JUDD JESSUP R. Judd Jessup	President and Chief Executive Officer, Director (Principal Executive Officer)	March 16, 2012
/s/ SCOTT R. BURELL Scott R. Burell	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 16, 2012
/s/ MARK MCGOWAN Mark McGowan	Chairman of the Board	March 16, 2012
/s/ JOHN H. ABELES, M.D. John H. Abeles, M.D.	Director	March 16, 2012
/s/ MARTIN FELSENTHAL Martin Felsenthal	Director	March 16, 2012
/s/ F. RIGDON CURRIE F. Rigdon Currie	Director	March 16, 2012
/s/ SCOTT GOTTLIEB, M.D. Scott Gottlieb, M.D.	Director	March 16, 2012

Signature	Title	Date

/s/ AMIT KUMAR, PH.D. Amit Kumar, Ph.D.	Director	March 16, 2012
/s/ WEI RICHARD DING Wei Richard Ding	Director	March 16, 2012
/s/ JOSEPH M. LIMBER Joseph M. Limber	Director	March 16, 2012

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CombiMatrix Corporation
Irvine, California

        We have audited the accompanying consolidated balance sheet of CombiMatrix Corporation (the "Company") as of December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ HASKELL & WHITE LLP
Irvine, California March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CombiMatrix Corporation
Irvine, California

        We have audited the accompanying consolidated balance sheet of CombiMatrix Corporation and Subsidiaries ("the Company") as of December 31, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ PETERSON SULLIVAN LLP
Seattle, Washington March 22, 2011

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(In thousands, except share and per share information)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,385	$6,556
Accounts receivable, net of allowance for doubtful accounts of $333 and $139	1,462	1,447
Supplies	476	412
Prepaid expenses and other assets	259	309

Total current assets	8,582	8,724
Property and equipment, net	607	538
Investments in unconsolidated subsidiaries and other	127	127
Patents and licenses, net	132	198

Total assets	$9,448	$9,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,004	$1,168
Current portion, capital lease obligations	115	71

Total current liabilities	1,119	1,239
Capital lease obligations, net of current portion	179	132

Total liabilities	1,298	1,371

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 and 7,620,398 shares issued and outstanding	11	8
Additional paid-in capital	66,099	58,569
Accumulated net losses	(57,960)	(50,361)

Total shareholders' equity	8,150	8,216

Total liabilities and shareholders' equity	$9,448	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2011	2010
Revenues:
Services	$4,558	$3,283
Products	—	271

Total revenues	4,558	3,554

Operating expenses:
Cost of services	2,642	1,931
Cost of products	—	253
Research and development	1,366	2,033
Sales and marketing	2,715	1,882
General and administrative	5,567	5,785
Patent amortization and royalties	166	190
Goodwill impairment	—	16,918

Total operating expenses	12,456	28,992

Operating loss	(7,898)	(25,438)

Other income (expenses):
Qualified Therapeutic Discovery Program income	—	489
Litigation settlement gain	—	19,385
Loss from early extinguishment of debt	—	(572)
Interest income	3	7
Interest expense	(20)	(361)
Derivatives gains	—	605

Total other (expense) income	(17)	19,553

Net loss from continuing operations	(7,915)	(5,885)
Loss (income) from discontinued operations	316	(7,229)

Net loss	$(7,599)	$(13,114)

Basic and diluted net loss per share from continuing operations	$(0.80)	$(0.77)
Basic and diluted net loss per share from discontinued operations	0.03	(0.95)

Basic and diluted net loss per share	$(0.77)	$(1.72)

Basic and diluted weighted average common shares outstanding	9,884,611	7,612,477

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2011 and 2010

(In thousands, except share information)

	Common Stock
			Additional Paid-In Capital	Accumulated Net Losses	Total Shareholders' Equity
	Shares	Amount
Balances, December 31, 2009	7,571,886	$8	$55,758	$(37,247)	$18,519
Debt service paid in common stock	33,822	—	215	—	215
Issuance of common stock for severance compensation	14,690	—	38	—	38
Mark-to-model warrant valuations	—	—	(24)	—	(24)
Non-cash stock compensation	—	—	2,582	—	2,582
Net loss	—	—	—	(13,114)	(13,114)

Balances, December 31, 2010	7,620,398	$8	$58,569	$(50,361)	$8,216
Issuance of common stock, net of issuance costs	3,083,723	3	6,597	—	6,600
Non-cash stock compensation	—	—	933	—	933
Net loss	—	—	—	(7,599)	(7,599)

Balances, December 31, 2011	10,704,121	$11	$66,099	$(57,960)	$8,150

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

(In thousands)

	For the Years Ended December 31,
	2011	2010
Operating activities:
Net loss	$(7,599)	$(13,114)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	316	578
Non-cash stock compensation	933	2,582
Derivative gains	—	(605)
Loss from early extinguishment of debt	—	572
Provision for bad debt	479	185
Common stock issued as employee severance compensation	—	38
Amortization of debt discount and issuance costs	—	211
Goodwill impairment	—	16,918
Patent and other asset write-downs	—	3,664
Changes in assets and liabilities:
Accounts receivable	(494)	(587)
Supplies, prepaid expenses and other assets	(14)	184
Accounts payable, accrued expenses and other	(163)	(685)
Deferred revenues	—	(255)

Net cash flows from operating activities	(6,542)	9,686

Investing activities:
Purchase of property and equipment	(192)	(105)

Net cash flows from investing activities	(192)	(105)

Financing activities:
Net proceeds from issuance of common stock	6,600	—
Net proceeds from capital lease financing	46	—
Repayment of secured convertible debenture	—	(8,400)
Repayment of capital lease obligations	(83)	(68)

Net cash flows from financing activities	6,563	(8,468)

(Decrease) increase in cash and cash equivalents	(171)	1,113
Cash and cash equivalents, beginning	6,556	5,443

Cash and cash equivalents, ending	$6,385	$6,556

Cash paid in interest expense	$20	$20

Non-cash investing and financing activities:
Property and equipment purchased on capital leases	$127	$49

Accrued interest paid in common stock	$—	$215

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

Description of the Company

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics. CMDX provides its services through the use of array-comparative genomic hybridization ("aCGH"), which enables the analysis of genetic anomalies. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

        On April 19, 2010, we announced a strategic and operational restructuring plan (the "Restructuring Plan") intended to significantly reduce operating costs, increase the focus on our diagnostic services business and transition senior management. As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of oligonucleotide microarray technologies, also known as our "CustomArray" business. In August 2010, we relocated our corporate headquarters from Mukilteo to our Irvine, California location. Since the restructuring, our primary focus has been on our diagnostics services business. Our goals include increasing utilization of our existing tests, expanding our diagnostic test menu, increasing and diversifying our client base, and improving reimbursement for our testing services.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related products. At December 31, 2011, we had cash and cash equivalents of $6.4 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements into the fourth quarter of 2012. As a result, the uncertainty regarding our ability execute our business plans beyond this point raises substantial doubt about our ability to continue as a going concern.

        Our financial statements for the year ended December 31, 2010 were also prepared assuming we would continue as a going concern. Our history of incurring net losses and net operating cash flow deficits let to the uncertainty regarding our ability to execute our business plans as of December 31, 2010, which also raised substantial doubt about our ability to continue as a going concern at December 31, 2010.

        In order for us to continue as a going concern beyond 2012 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Principles and Fiscal Year End.    The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). We have a December 31 year-end.

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

        Basis of Presentation and Principles of Consolidation.    The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiaries. Investments for which we possess the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Revenue Recognition.    We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the years ended December 31, 2011 and 2010, net positive revenue adjustments were $448,000 and $195,000, respectively. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

        During 2010, revenues from the sale of aCGH slides, including shipping and handling fees but excluding statutory taxes collected from customers, as applicable, have been recognized when delivery occurred. There is no written or implied right to return or exchange the products. We ceased selling aCGH slides during the fourth quarter of 2010.

        Revenues from multiple element arrangements are based on the relative selling price method, whereby we allocate consideration received to all deliverables of an arrangement at the inception of the arrangement based on the relative selling prices of each element. In order to determine the selling price of a deliverable, we apply the following hierarchy: 1) vendor-specific objective evidence ("VSOE"); 2) third-party evidence if VSOE is not available; and 3) our best estimate of selling price for the deliverable if neither VSOE nor third-party evidence is available. Several factors are considered when determining the estimated selling price of a deliverable, including, but not limited to, the cost to produce the deliverable, the expected margin on that deliverable, our ongoing pricing strategy and policies and the value-added components of differentiated deliverables, if determinable. In order for a deliverable to be accounted for as a separate unit of accounting, the delivered item or items must have value to the customer on a standalone basis.

        Deferred revenues arise from payments received in advance of the culmination of the earnings process and will be recognized as revenue when the applicable recognition criteria are met.

        Qualified Therapeutic Discovery Program Income.    During 2010, we were awarded $489,000 under the Internal Revenue Service's Section 48D for Qualifying Therapeutic Discovery Projects. Earlier in 2010, we submitted two grant proposals under this program and were notified that our applications were accepted and the related funds were paid, during the fourth quarter of 2010. There were no such activities during 2011. Since this program is non-recurring in nature, we elected to classify the payments as other income in our December 31, 2010 consolidated statement of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Supplies.    Supplies inventory, which consists primarily of raw materials to be used in the production of our array products, is stated at the lower of cost or market using the first-in, first-out method.

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

        Impairment of Long-Lived Assets and Goodwill.    Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Due to the Restructuring Plan, management determined in 2010 that our patent intangible assets were impaired—see Note 3 below.

        Goodwill is evaluated annually for impairment at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not indicate that the fair value of a reporting unit is below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. During the second quarter of 2010, our fair value (as determined by the trading price of our common stock on the Nasdaq Stock Market) fell below our carrying value, triggering an impairment analysis—see Note 7 below.

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

        The weighted average assumptions used to estimate the fair value of awards granted for the periods presented are noted in the table below. Expected volatility is based on the separate historical volatility of

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the market prices of our common stock. The risk-free rate for the expected term, using the simplified method, of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2011	2010
Risk free interest rate	2.7%	2.3%
Volatility	63%	64%
Expected term	5.8 years	5.8 years
Expected dividends	0%	0%

        Stock-based compensation expense for 2011 and 2010 attributable to our functional expense categories were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010
Cost of products and services	$44	$57
Research and development	48	166
Sales and marketing	43	126
General and administrative	943	1,757
Discontinued operations	(145)	476

Total non-cash stock compensation	$933	$2,582

        Research and Development Expenses.    Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. As a result, research and development expenses include labor, laboratory supplies, and other development costs required to maintain and improve our existing suite of diagnostic test offerings as well as to investigate and develop new tests. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in our products is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

        Advertising.    Costs associated with marketing and advertising of our products and services are expensed as incurred. For the years ended December 31, 2011 and 2010, we incurred marketing and advertising expenses of $327,000 and $337,000, respectively.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Net Loss Per Share.    Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented. Options and warrants to purchase CombiMatrix stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share. The following table presents a reconciliation of basic and diluted net loss per share from continuing operations for all periods presented (in thousands, except share and per share data):

	For the Years Ended December 31,
	2011	2010
Numerator:
Loss from continuing operations applicable to common shareholders	$(7,915)	$(5,885)

Denominator:
Weighted-average common shares outstanding	9,884,611	7,612,477

Basic and diluted loss per share	$(0.80)	$(0.77)

Common stock options	2,212,494	1,677,896
Common stock warrants	3,766,634	3,683,998

Excluded dilutive securities	5,979,128	5,361,894

        Recent and Adopted Accounting Pronouncements.    In July 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting standards related to the revenue recognition practices of health care entities that recognize significant amounts of patient service revenues at the time services are rendered even though the entity does not assess the patient's ability to pay for those services. The amendment requires such entities to classify its provision for bad debts related to such revenues as a reduction from patient service revenues rather than as an operating expense as well as enhanced disclosures about an entity's policy for recognizing revenue and bad debt expense for patient service transactions along with quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This amendment will be effective for us beginning January 1, 2012. Given that we do not recognize significant amounts of patient service revenues from individual payments but primarily from contracted and non-contracted third-party payors, we do not believe this standard will result in a material impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in shareholders' equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. We do not

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believe this standard will result in a material impact on our consolidated financial position, results of operations or cash flows.

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

3.     RESTRUCTURING

        On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business. Charges incurred during 2010 related to the Restructuring Plan are as follows (in thousands):

Year Ended December 31, 2010
Severance payments and benefits	$1,113
Inventory write-downs	386
Accrued lease costs	81
Property, plant and equipment write-downs	79
Facilities clean-up and relocation	104
Contingencies	57

Subtotal	1,820
Sale of surplus property and equipment	(468)

$1,352

        Of the $1.8 million in restructuring charges listed above (before sale of surplus property and equipment), $465,000 were non-cash write-downs, $1.2 million were paid out in cash as of December 31, 2010, and $109,000 were accrued as short-term payables and are expected to be paid out in subsequent periods. Net of proceeds received from the sales of surplus property, equipment and inventory, we recognized a loss from restructuring for the year ended December 31, 2010 of $1.4 million, which is included as a component of loss from discontinued operations in the accompanying December 31, 2010 consolidated statement of operations. We have no continuing involvement in the CustomArray business. Also, there were no restructuring charges incurred during 2011.

        As a result of the Restructuring Plan, management performed an impairment analysis of its intangible patent assets and determined that these assets were fully impaired. As a result, these assets were written down by $3.4 million during the second quarter of 2010. The write-down is included as a component of loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2010.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes results of our CustomArray business classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010
Revenues	$412	$1,579

Operating expenses	96	4,022
Impairment of patents	—	3,434
Restructuring and other charges, net of surplus	—	1,352

Loss from discontinued operations	$316	$(7,229)

4.     FAIR VALUE MEASUREMENTS

        The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2011 and 2010, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements at
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,771	$5,771	$—	$—

		Fair Value Measurements at
December 31, 2010	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,332	$5,332	$—	$—

5.     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2011	2010
Laboratory equipment	$1,431	$1,267
Furniture and fixtures	197	44
Computer hardware and software	100	166
Leasehold improvements	288	234

	2,016	1,711
Less—accumulated depreciation and amortization	(1,409)	(1,173)

	$607	$538

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Depreciation and amortization expense was $250,000 and $312,000 for the years ended December 31, 2011 and 2010, respectfully. The net book value of assets under capital lease obligations was $314,000 and $207,000 for the years ended December 31, 2011 and 2010, respectfully.

6.     BALANCE SHEET COMPONENTS

        Accounts payable, accrued expenses and other accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accounts payable	$411	$406
Payroll and other employee benefits	300	338
Accrued vacation	168	232
Deferred rent	56	107
Other accrued expenses	69	85

	$1,004	$1,168

7.     GOODWILL IMPAIRMENT

        The decline in our market capitalization during the second quarter of 2010 (as indicated by the trading price of our common stock on the Nasdaq Stock Market) was considered by management to be a potential goodwill impairment triggering event. As a result, we performed a business valuation using a market-based approach and determined that all of our $16.9 million in goodwill was impaired. The related charge was recognized as "goodwill impairment" in our consolidated statement of operations for the year ended December 31, 2010.

8.     INCOME TAXES

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Deferred settlement costs	$1,781	$2,011
Stock compensation	1,858	1,578
Accrued liabilities and other	482	414
Net operating loss carryforwards and credits	56,928	53,476

Total deferred tax assets	61,049	57,479
Less: valuation allowance	(61,043)	(57,463)

Deferred tax assets, net of valuation allowance	6	16
Deferred tax liabilities:
Depreciation and amortization	(6)	(16)

Net deferred tax liability	$—	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2011		2010
Statutory federal tax rate	(34%	)	(34%	)
Impact on state tax rates	(7%	)	0%
Goodwill impairment	0%		44%
Research and development tax credits	(4%	)	(2%	)
Valuation allowance	47%		(8%	)
Non deductible permanent items and other	(2%	)	0%

	0%		0%

        At December 31, 2011 and 2010, we had deferred tax assets totaling approximately $61.0 million and $57.5 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2011, we had federal net operating loss carryforwards of approximately $147.8 million, which begin to expire in 2012 through 2031. In addition, we have tax credit carryforwards of approximately $5.4 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Based on a tax allocation agreement executed between us and Acacia, it is expected that all tax benefits, carryforwards and balances attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.

        Prior to the Split-Off Date, our annual income tax returns were included with Acacia's consolidated tax return filings. Had we filed separate tax returns, the benefit for income taxes recognized by us would not have differed significantly from the amounts reported in our consolidated statements of operations for all years presented. Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate. We have no unrecognized tax benefits as of December 31, 2011 and 2010.

9.     COMMITMENTS AND CONTINGENCIES

Leases

        We have entered into a non-cancelable operating lease for approximately 12,200 square feet of office and laboratory facilities in Irvine, California, with a lease term through January 2013.

        At December 31, 2011, we had eight capital leases for laboratory equipment with original purchase amounts totaling $458,000 and with useful lives of five years. As of December 31, 2011, the remaining lease obligations (including interest charges) were $338,000 with minimum future lease payments shown below. The weighted average interest rate on the capital lease obligations was 7.8%, based on remaining lease obligations as of December 31, 2011. The fair value of the capital lease obligations was not significantly different from their carrying amounts for all periods presented.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease payments for all of our facilities and leased equipment are as follows (in thousands):

        Years ending December 31:

	Operating Leases	Capital Leases	Total
2012	$196	$137	$333
2013	16	110	126
2014	—	45	45
2015	—	27	27
2016 and thereafter	—	19	19

Total minimum lease payments	$212	338	$550

Less—imputed interest		(44)

Present value of capital lease obligations		294
Less—current portion		(115)

Capital lease obligations, net of current portion		$179

        Rent expense for the years ended December 31, 2011 and 2010 was $302,000 and $273,000, respectively.

Human Resources

        We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary plus medical and dental benefits. In addition, we have implemented a Restated Executive Change of Control Severance Plan (the "Severance Plan") that affects certain of our senior management-level employees who are classified as "Section 16 Officers" of the Company. Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for "good reason" (as defined in the Severance Plan) during the two-year period following a "change of control" (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time. Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code. The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors. In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $100,000 in each of the years ended December 31, 2011 and 2010, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In April 2005, Acacia and CombiMatrix filed a complaint against our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA ("National Union") (collectively, the "Parties"), seeking reimbursement of litigation and settlement costs for a prior lawsuit pursuant to our directors and officers insurance policy with National Union. A trial was held and concluded during the fourth quarter of 2007. In March 2008, the U.S. District Court for the Central District of California (the "District Court") issued a judgment in favor of Acacia and us, and awarded approximately $32.1 million in monetary damages to be paid by National Union. In May 2008, the District Court awarded us an additional $3.6 million in attorneys' fees and litigation costs, thereby increasing the overall award to $35.7 million. National Union appealed the judgment to the U.S. Ninth Circuit Court of Appeals, which we vigorously opposed. On January 27, 2010, the Parties entered into a settlement agreement whereby National Union agreed to pay $25 million to us in order to settle the dispute. These proceeds, net of attorneys' fees and costs of $5.6 million, were paid to us on February 3, 2010 and a dismissal of the action was entered by the District Court on February 11, 2010. The proceeds, net of attorneys' fees and costs, were recognized as a non-operating litigation settlement gain in the consolidated statement of operations for the year ended December 31, 2010.

        From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Any legal costs resulting from claims or legal actions are expensed as incurred. Based on a distribution agreement executed between us and Acacia, it is expected that such claims and legal actions attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date. As of the date of this report and prior to such date, we are not aware of the existence of any such claims or legal actions.

10.   RETIREMENT SAVINGS PLAN

        We have an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Retirement Plan"). The Retirement Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service. We may contribute to the Retirement Plan at the discretion of our board of directors. There were no contributions made by us during any of the years presented.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Transactions

        On April 7, 2011 (the "Closing Date"), we completed a private placement transaction (the "Private Placement") with accredited investors in which we sold $6.76 million of newly issued shares of our common stock and common stock purchase warrants. Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit. Each unit consisted of one share of CombiMatrix common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share. The unit price reflects the market value of our common stock as determined by Nasdaq rules plus $0.053125 for the warrant component. The warrants became exercisable six months after the Closing Date and have a term of five years. We paid no investment banking or advisory fees in order to execute the Private Placement. Attorney's fees and related costs were approximately $163,000, resulting in net proceeds from the Private Placement of $6.6 million.

        There were no offerings involving our common or preferred stocks during 2010. As part of an employee severance arrangement, we issued 14,690 shares valued at $38,000 during 2010.

Warrants

        Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of December 31,
			Exercise Price
Date of Issue	2011	2010		Expiration
April 2011	1,310,572	—	$2.14	April 2016
October 2009	30,000	30,000	$7.78	October 2014
May 2009	29,688	129,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
December 2006	—	1,127,936	$8.70 - $10.88	December 2011

Total	3,766,634	3,683,998

12.   STOCK OPTIONS

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, the Committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in our employ (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three- or four-year vesting term following the date of grant and expire ten years after the grant date. The authorized number of shares of common stock subject to the CombiMatrix Plan was originally 8.1 million shares, and increases by 3% of the total number of CombiMatrix stock outstanding at the end of each calendar year beginning in 2007. At December 31, 2011, there were approximately 8.6 million authorized shares available under the CombiMatrix Plan, with approximately 6.4 million shares available for grant.

        The following is a summary of the stock option activities under the CombiMatrix Plan for 2011 and 2010:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2009	2,036,663	$7.47	8.4 years	$1,362
Granted	661,000	$3.16
Exercised	—	$—
Forfeited	(339,314)	$7.96
Cancelled	(680,453)	$6.88

Balance at December 31, 2010	1,677,896	$5.91	8.2 years	$11
Granted	797,714	$2.34
Exercised	—	$—
Forfeited	(202,692)	$2.72
Cancelled	(60,424)	$6.57

Balance at December 31, 2011	2,212,494	$4.89	7.8 years	$6

Exercisable at December 31, 2010	921,125	$7.13	7.4 years	$—

Exercisable at December 31, 2011	1,269,634	$6.52	6.9 years	$1

        Information related to options granted under the CombiMatrix Plan for 2011 and 2010 is as follows:

	December 31,
	2011	2010
Weighted average fair values of options granted	$1.37	$1.87
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	797,714	661,000
Less than market price on the grant date	—	—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There were no option exercises during 2011 or 2010. The aggregate fair value of options vested during the years ended December 31, 2011 and 2010 was $1.4 million and $2.0 million, respectively. As of December 31, 2011, the total unrecognized compensation expense related to nonvested stock option awards was $863,000, which is expected to be recognized over a weighted average term of approximately 2.5 years.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. At December 31, 2011, there were 4.0 million authorized shares available under the CMDX Plan, with approximately 3.6 million shares available for grant.

        The following is a summary of stock option activities for the CMDX Plan for 2011 and 2010:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2009	1,091,000	$0.44	6.3 years	$75
Granted	—	$—
Exercised	—	$—
Cancelled	(640,000)	$0.49

Balance at December 31, 2010	451,000	$0.38	4.9 years	$61
Granted	—	$—
Exercised	—	$—
Cancelled	(40,000)	$0.50

Balance at December 31, 2011	411,000	$0.36	4.2 years	$60

Exercisable at December 31, 2010	401,000	$0.36	4.9 years	$60

Exercisable at December 31, 2011	361,000	$0.34	4.2 years	$60

        There were no option grants during 2011 or 2010 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2011 and 2010 was not significant. As of December 31, 2011, the total unrecognized compensation expense related to nonvested stock option awards was not significant.

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-Based Compensation." For the years ended December 31, 2011 and 2010, non-cash charges recognized from stock option awards granted to non-employees was not significant.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Second Amended and Restated Bylaws(3)
10.1†	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010(4)
10.2†	Restated Executive Change in Control Severance Plan(5)
10.3†	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010(6)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010(7)
10.5†	2006 Stock Incentive Plan, as amended(8)
10.6†	Form of Stock Incentive Plan Agreement(9)
10.7†	2011 Executive Performance Bonus Plan(10)
10.8	Form of Amended and Restated Indemnification Agreement(11)
10.9	Warrant (exercise price of $11.87 per share)(12)
10.10	Warrant (exercise price of $13.65 per share)(13)
10.11	Registration Rights Agreement(14)
10.12	Form of Securities Purchase Agreement dated as of April 1, 2011(15)
10.13	Form of Investors Rights Agreement dated as of April 1, 2011(16)
10.14	HLM Rights Agreement dated as of April 1, 2011(17)
10.15	Form of Warrant to Purchase Common Stock issued on April 7, 2011(18)
10.16	Form of Indemnity Agreement(19)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
23.2	Consent of Peterson Sullivan LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

Exhibit Number	Description
101.0	The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010; (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010; and (v) Notes to Consolidated Financial Statements(**)

(*)
Included herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

†
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

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(8)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(9)
Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(10)
Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 22, 2011.

(11)
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

(14)
Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(15)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(16)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(17)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(18)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.