Form 10-Q
period 2012-03-31
CombiMatrix Corp
filed 2012-05-11
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

As of May 4, 2012, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value, were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,714	$6,385
Accounts receivable, net of allowance for doubtful accounts of $338 and $333	1,136	1,462
Supplies	432	476
Prepaid expenses and other assets	215	259
Total current assets	6,497	8,582

Property and equipment, net	570	607
Investments in unconsolidated subsidiaries	127	127
Patents and licenses, net	115	132
Total assets	$7,309	$9,448

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,070	$1,004
Current portion, capital lease obligations	120	115
Total current liabilities	1,190	1,119

Capital lease obligations, net of current portion	164	179
Total liabilities	1,354	1,298

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 shares issued and outstanding, respectively	11	11
Additional paid-in capital	66,272	66,099
Accumulated net losses	(60,328)	(57,960)
Total shareholders’ equity	5,955	8,150
Total liabilities and shareholders’ equity	$7,309	$9,448

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Services revenues	$1,244	$913

Operating expenses:
Cost of services	659	630
Research and development	450	339
Sales and marketing	873	557
General and administrative	1,574	1,326
Patent amortization and royalties	51	40
Total operating expenses	3,607	2,892
Operating loss	(2,363)	(1,979)

Other (expense) income:
Interest income	1	1
Interest expense	(6)	(5)
Total other expense	(5)	(4)
Net loss from continuing operations	(2,368)	(1,983)

Income from discontinued operations	—	31
Net loss	$(2,368)	$(1,952)

Basic and diluted net loss per share from continuing operations	$(0.22)	$(0.26)
Basic and diluted net loss per share from discontinued operations	—	—
Basic and diluted net loss per share	$(0.22)	$(0.26)

Basic and diluted weighted average common shares outstanding	10,704,121	7,620,398

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net loss	$(2,368)	$(1,952)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	90	85
Non-cash stock compensation	173	314
Provision for bad debt	106	86
Changes in assets and liabilities:
Accounts receivable	220	(40)
Supplies, prepaid expenses and other assets	88	36
Accounts payable, accrued expenses and other	66	(151)
Net cash flows from operating activities	(1,625)	(1,622)
Investing activities:
Purchase of property and equipment	(17)	(24)
Net cash flows from investing activities	(17)	(24)
Financing activities:
Repayment of capital lease obligations	(29)	(17)
Net cash flows from financing activities	(29)	(17)

Change in cash and cash equivalents	(1,671)	(1,663)
Cash and cash equivalents, beginning	6,385	6,556
Cash and cash equivalents, ending	$4,714	$4,893

Non-cash financing activities:
Property and equipment purchased on capital leases	$19	$—

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

Description of the Company

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics.  CMDX provides its services primarily through the use of array-comparative genomic hybridization (“aCGH”), which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization (“FISH”) and G-Band Chromosome analysis.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 16, 2012.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2012, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

At March 31, 2012, we had cash and cash equivalents of $4.7 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements into the fourth quarter of 2012.  The uncertainty regarding our ability to execute our business plans beyond this point raises substantial doubt about our ability to continue as a going concern.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In order for us to continue as a going concern beyond 2012 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities would cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including but not limited to personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

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

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of general and administrative expenses in the consolidated statements of operations.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit-worthiness or inability to pay.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cost of services	$3	$16
Research and development	4	20
Sales and marketing	11	17
General and administrative	155	288
Discontinued operations	—	(27)
Total non-cash stock compensation	$173	$314

Net Loss Per Share. Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented. Options and warrants to purchase CombiMatrix common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share. The following table presents a reconciliation of basic and diluted net loss per share from continuing operations for all periods presented (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net loss from continuing operations applicable to common shareholders	$(2,368)	$(1,983)
Denominator:
Weighted-average common shares outstanding	10,704,121	7,620,398
Basic and diluted net loss per share	$(0.22)	$(0.26)

Common stock options	2,091,737	2,279,642
Common stock warrants	3,766,634	3,683,998
Excluded dilutive securities	5,858,371	5,963,640

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

Recent and Adopted Accounting Pronouncements.  In July 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the revenue recognition practices of health care entities that recognize significant amounts of patient service revenues at the time services are rendered even though the entity does not assess the patient’s ability to pay for those services.  The amendment requires such entities to classify its provision for bad debts related to such revenues as a reduction from patient service revenues rather than as an operating expense as well as enhanced disclosures about an entity’s policy for recognizing revenue and bad debt expense for patient service transactions along with quantitative information about the effects of changes in the assessment of collectability of patient service revenue.  This amendment was effective for us beginning January 1, 2012.  Given that we do not recognize significant amounts of patient service revenues from individual payments but primarily from contracted and non-contracted third-party payors, we do not believe this standard is applicable to us and therefore its adoption did not result in a material impact on our consolidated financial position, results of operations or cash flows.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income.  This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in shareholders’ equity.  This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income.  The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

3.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at March 31, 2012 and December 31, 2011, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements at
March 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,071	$4,071	$—	$—

		Fair Value Measurements at
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,771	$5,771	$—	$—

4.              SHAREHOLDERS’ EQUITY

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31,	December 31,	Exercise
Date of Issue	2012	2011	Price	Expiration

April 2011	1,310,572	1,310,572	$2.14	April 2016
October 2009	30,000	30,000	$7.78	October 2014
May 2009	29,688	29,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	959,390	959,390	$5.50	May 2012
Total	3,766,634	3,766,634

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.              COMMITMENTS AND CONTINGENCIES

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $25,000, for the three months ended March 31, 2012 and 2011, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him, which appeals have now been consolidated and are in the briefing stage.  Strathmann filed his Opening Brief on January 18, 2012, and we filed our Respondents’ Brief on May 3, 2012.  We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

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

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, planned clinical trials by our minority-owned subsidiary, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop products; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 16, 2012.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics.  CMDX provides its services primarily through the use of array-comparative genomic hybridization (“aCGH”), which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization (“FISH”) and G-Band Chromosome analysis.   Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

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

Overview

For the three months ended March 31, 2012, our operating activities included the recognition of $1.2 million in diagnostic test services revenues, which increased from the comparable period in 2011 due primarily to increased volumes of tests performed as well as an overall increase in our customer base as a result of increased sales and marketing efforts.  Our net loss from continuing operations also increased over the comparable periods due to increased operating expenses, partially from increased costs of services due to increased volumes but also from increased sales and marketing expenses from expansion of our sales force as well as from increased general and administrative expenses due primarily to increased headcount and from increased litigation costs.

Also for the three months ended March 31, 2012, our activities included adding Richard Ding, Chief Executive Officer of bioTheranostics Inc., and Joseph M. Limber, President and Chief Executive Officer of Prometheus Laboratories Inc., to our Board of Directors.  Subsequent to March 31, 2012, we announced the hiring of Richard Hockett, MD as our Chief Medical Officer, who joined us on April 30, 2012.  Dr. Hockett was formerly the Chief Medical Officer of Affymetrix, Inc.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 16, 2012, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%

Services	$1,244	$913	$331	36%
Cost of services	(659)	(630)	(29)	(5%)

Services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Services revenues increased primarily due to volume increases of our genomic tests.  Billable test volumes were 1,377 and 958 for the three months ended March 31, 2012 and 2011, respectively.  The increase in volumes was due primarily to expansion of our sales force and from increased focus on sales and marketing efforts during late 2011 and 2012 compared to the first quarter of 2011.  Our average revenue per test decreased slightly from $953 in 2011 to $903 in 2012.  This decrease was due primarily to a change in mix of tests performed for customers with governmental third-party insurance coverage including Medicare and various state Medicaid programs, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers, as well as from the introduction of additional cytogenetic tests, primarily FISH and chromosome analysis, that are priced and reimbursed at lower rates than our array-based test offerings.    Services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues.  For the three months ended March 31, 2012 and 2011, net positive revenue adjustments were $221,000 and $31,000, respectively.

Cost of services include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.   These costs increased in 2012 as compared to 2011 due primarily to volume increases.  Due primarily to favorable pricing obtained on certain of our direct materials used in providing our services, the percentage increase from 2011 to 2012 is not proportional to the increase in revenues during the same period. Cost of services also includes $3,000 and $16,000 of non-cash stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.  See Note 2 to our interim consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2012	2011	$	%

Research and development	$450	$339	$111	33%
Sales and marketing	873	557	316	57%
General and administrative	1,574	1,326	248	19%

Research and Development.  These expenses include labor and laboratory supply costs associated with investigating and launching new tests as well as development costs required to maintain and improve our existing suite of diagnostic tests offered.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The increase in research and development expenses was due primarily to additional labor and materials costs from test validations of new cytogenetics tests that were launched during the first quarter of 2012.  Research and development expenses also include $4,000 and $20,000 of non-cash stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts.  The increase in sales and marketing expenses was due to greater emphasis during 2012 on our sales and marketing efforts, hiring of additional sales representatives and increased marketing costs in order to expand and increase market awareness and penetration of our suite of molecular diagnostic tests.   Sales and marketing expenses also include $11,000 and $17,000 of non-cash stock compensation expense for the three months ended March 31, 2012 and 2011, respectively.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  Exclusive of stock compensation charges, general and administrative expenses increased for the three months ended March 31, 2012 by $381,000 as compared to the first quarter of 2011 primarily due to increased headcount in Billing and Information Technology departments, recruitment expenses associated with new board members and executive management and from increased litigation defense costs as compared to 2011.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $155,000 and $288,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested late in 2011.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2012, cash and cash equivalents totaled $4.7 million, compared to $6.4 million at December 31, 2011.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at March 31, 2012 was $5.3 million, compared to $7.5 million at December 31, 2011.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011	Change
Net cash used in:
Operating activities	$(1,625)	$(1,622)	$(3)
Investing activities	(17)	(24)	7
Financing activities	(29)	(17)	(12)
Decrease in cash and cash equivalents	$(1,671)	$(1,663)	$(8)

Operating Activities.  Higher cash reimbursement from increased sales, billing and collection efforts experienced during the first quarter of 2012 were offset by increased operating expenses described above, resulting in an insignificant change from the first quarter of 2011.

Investing Activities.  The increase in net cash flows from investing activities was due to a decrease in capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to higher principal payments from additional capital lease obligations.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash savings from our Restructuring Plan will be sufficient to meet our cash requirements into the fourth quarter of 2012.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities would also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated interim financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2012 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet.  We have no significant commitments for capital expenditures in 2012 or beyond.  We have executed nine capital leases totaling $477,000 for certain laboratory equipment.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him, which appeals have now been consolidated and are in the briefing stage.  Strathmann filed his Opening Brief on January 18, 2012, and we filed our Respondents’ Brief on May 3, 2012.  We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.

We may not be able to meet our cash requirements beyond 2012 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $4.7 million as of March 31, 2012 will meet our cash requirements into the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 19 of this report.

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

Date: May 11, 2012

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

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Employment Agreement for Richard Hockett, M.D.(*)
10.2

CombiMatrix Corporation 2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (**).

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