Form 10-Q
period 2012-06-30
CombiMatrix Corp
filed 2012-08-10
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

As of August 6, 2012, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,159	$6,385
Accounts receivable, net of allowance for doubtful accounts of $464 and $333	985	1,462
Supplies	298	476
Prepaid expenses and other assets	145	259
Total current assets	4,587	8,582

Property and equipment, net	504	607
Investments in unconsolidated subsidiaries	127	127
Patents and licenses, net	99	132
Total assets	$5,317	$9,448

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,060	$1,004
Current portion, capital lease obligations	114	115
Total current liabilities	1,174	1,119

Capital lease obligations, net of current portion	140	179
Total liabilities	1,314	1,298

Commitments and contingencies

Shareholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 shares issued and outstanding, respectively	11	11
Additional paid-in capital	66,353	66,099
Accumulated net losses	(62,361)	(57,960)
Total shareholders’ equity	4,003	8,150
Total liabilities and shareholders’ equity	$5,317	$9,448

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues
Services	$1,252	$1,209	$2,496	$2,122
Royalty	54	25	79	50
Total revenues	1,306	1,234	2,575	2,172

Operating expenses:
Cost of services	677	693	1,336	1,323
Research and development	342	321	792	660
Sales and marketing	679	671	1,552	1,228
General and administrative	1,569	1,369	3,143	2,695
Patent amortization and royalties	66	66	142	131
Total operating expenses	3,333	3,120	6,965	6,037
Operating loss	(2,027)	(1,886)	(4,390)	(3,865)
Other income (expense):
Interest income	—	1	1	2
Interest expense	(6)	(4)	(12)	(9)
Total other expense	(6)	(3)	(11)	(7)
Net loss from continuing operations	(2,033)	(1,889)	(4,401)	(3,872)
Income from discontinued operations	—	205	—	236
Net loss	$(2,033)	$(1,684)	$(4,401)	$(3,636)

Basic and diluted net loss per share from continuing operations	$(0.19)	$(0.18)	$(0.41)	$(0.43)
Basic and diluted net income per share from discontinued operations	—	0.02	—	0.03

Basic and diluted net loss per share	$(0.19)	$(0.16)	$(0.41)	$(0.40)

Basic and diluted weighted average common shares outstanding	10,704,121	10,466,912	10,704,121	9,051,518

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Operating activities:
Net loss	$(4,401)	$(3,636)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	175	160
Non-cash stock compensation	254	678
Provision for bad debts	278	117
Changes in assets and liabilities:
Accounts receivable	199	(303)
Supplies, prepaid expenses and other assets	292	(153)
Accounts payable, accrued expenses and other	56	16
Net cash flows from operating activities	(3,147)	(3,121)
Investing activities:
Purchases of property and equipment	(20)	(50)
Net cash flows from investing activities	(20)	(50)
Financing activities:
Net proceeds from issuance of common stock, net	—	6,638
Repayment of capital lease obligations	(59)	(35)
Net cash flows from financing activities	(59)	6,603

(Decrease) increase in cash and cash equivalents	(3,226)	3,432
Cash and cash equivalents, beginning	6,385	6,556
Cash and cash equivalents, ending	$3,159	$9,988

Non-cash financing activities:
Property and equipment purchased under capital lease	$19	$71

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 16, 2012.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2012, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

At June 30, 2012, we had cash and cash equivalents of $3.2 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements into the fourth quarter of 2012.  The uncertainty regarding our ability to execute our business plans beyond this point raises substantial doubt about our ability to continue as a going concern.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and six months ended June 30, 2012 and 2011, net positive revenue adjustments were $154,000, $375,000, $150,000 and $181,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of products and services	$1	$16	$4	$32
Research and development	2	18	6	37
Sales and marketing	(7)	17	4	34
General and administrative	85	318	240	607
Discontinued operations	—	(5)	—	(32)
Total non-cash stock compensation	$81	$364	$254	$678

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table presents a reconciliation of basic and diluted loss per share from continuing operations for all periods presented (in thousands, except share and per-share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations applicable to common shareholders	$(2,033)	$(1,889)	$(4,401)	$(3,872)
Denominator:
Weighted-average common shares outstanding	10,704,121	10,466,912	10,704,121	9,051,518
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.18)	$(0.41)	$(0.43)

Common stock options	2,019,536	2,336,018	2,019,536	2,336,018
Common stock warrants	2,807,244	4,894,570	2,807,244	4,894,570
Excluded potentially dilutive securities	4,826,780	7,230,588	4,826,780	7,230,588

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Reclassifications.  Certain prior period amounts, including royalty revenues, have been reclassified to conform with the current period presentation.

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

3.              RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Certain activities relating to completion of our former Department of Defense contracts continued into the first six months of 2011.  There have been no activities from discontinued operations subsequent to June 30, 2011.

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2012 and December 31, 2011 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements at
June 30, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,572	$2,572	$—	$—

		Fair Value Measurements at
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,771	$5,771	$—	$—

5.              SHAREHOLDERS’ EQUITY

Equity Financings

There were no equity financing transactions in the periods ended June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase CombiMatrix stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
Date of Issue	2012	2011	Price	Expiration

April 2011	1,310,572	1,310,572	$2.14	April 2016
October 2009	30,000	30,000	$7.78	October 2014
May 2009	29,688	29,688	$7.50 - $9.00	May 2014 - June 2014
May 2009	1,100,000	1,100,000	$9.00	May 2014
July 2008	336,984	336,984	$11.87 - $13.65	July 2013
May 2007	—	959,390	$5.50	May 2012
Total	2,807,244	3,766,634

6.    COMMITMENTS AND CONTINGENCIES

Human Resources

We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  In addition, we have implemented a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain members of our senior management-level employees who are classified as “Section 16 Officers” of CombiMatrix Corporation.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependants for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $50,000, $25,000, and $50,000, for the three and six months ended June 30, 2012 and 2011, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him, which appeals have now been consolidated and are in the briefing stage.  Strathmann filed his Opening Brief on January 18, 2012, and we filed our Respondents’ Brief on May 3, 2012.  Oral arguments before the California Court of Appeals will take place on August 24, 2012.  We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these other claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Based on a distribution agreement executed between us and Acacia, it is expected that such claims and legal actions attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.  As of the date of this report and prior to such date, we are not aware of the existence of any such claims or legal actions.

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

Overview

For the three and six months ended June 30, 2012, our operating activities included the recognition of $1.3 million and $2.5 million of total revenues, respectively, which increased by $72,000 and $403,000, respectively, from the comparable periods in 2011 due primarily to increased volumes of tests performed as well as an overall increase in our customer base as a result of increased sales and marketing efforts.  Our net loss from continuing operations also increased over the comparable periods due to increased operating expenses, partially from increased sales and marketing expenses from expansion of our sales force as well as from increased general and administrative expenses due primarily to increased headcount and from increased litigation costs.

For the six months ended June 30, 2012, our activities included adding Richard Ding, Chief Executive Officer of bioTheranostics Inc., and Joseph M. Limber, President and Chief Executive Officer of Prometheus Laboratories Inc., to our Board of Directors.  On April 11, 2012, we announced the hiring of Richard Hockett, MD as our Chief Medical Officer, who joined us on May 1, 2012.  Dr. Hockett was formerly the Chief Medical Officer of Affymetrix, Inc.  Also, on May 11, 2012, we announced the appointment of Dr. Ronald J. Wapner to our Scientific Advisory Board.  Dr. Wapner is the Vice Chair for Research in Obstetrics and Gynecology for Columbia University Medical Center and Director of Reproductive Genetics.  He pioneered the development of chorionic villus sampling (CVS) and multi-fetal reduction, and has authored more than 250 publications.  Dr. Wapner is also an active investigator in the area of Maternal-Fetal Medicine and the principal investigator for the recently completed National Institute of Child Health and Human Development (NICHD)-sponsored prospective, multi-center study comparing chromosomal microarray testing to karyotyping.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%

Services	$1,252	$1,209	$43	4%	$2,496	$2,122	$374	18%
Royalties	54	25	29	116%	79	50	29	58%
Cost of services	(677)	(693)	16	2%	(1,336)	(1,323)	(13)	(1%)

Services.  Services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Services revenues increased primarily due to volume increases of our genomic tests.  Billable test volumes were 1,459 and 2,836 for the three and six months ended June 30, 2012, respectively, compared to 1,201 and 2,159 for the comparable respective periods in 2011.  For the six months ended June 30, 2012 and 2011, our average revenue per test was approximately $880 and $983, respectively.  This decrease was due primarily to the introduction of additional cytogenetic tests, primarily FISH and chromosome analysis, that are priced and reimbursed at lower rates than our array-based test offerings as well as from a change in mix of tests performed for customers with governmental third-party insurance coverage including various state Medicaid programs and Medicare, which tend to have lower reimbursement per test than do commercial insurance or direct-bill customers.  Services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and six months ended June 30, 2012 and 2011, net positive revenue adjustments were $154,000, $375,000, $150,000 and $181,000, respectively.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  During the quarter ended June 30, 2012, CA’s gross revenues exceeded the minimum threshold stipulated in the agreement, resulting in higher royalties than previous periods, which up until the current quarter have never exceeded the minimum threshold.  It is uncertain whether CA’s revenues will continue at current levels or return to the minimum payments in future periods.

Cost of Services.  Cost of services includes direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of overhead and stock-compensation expenses.  Due primarily to favorable pricing obtained on certain of our direct materials used in providing our services, the percentage changes from 2011 to 2012 is not proportional to the change in revenues during the same period. For the three and six months ended June 30, 2012 and 2011, cost of services included $1,000, $4,000 $16,000 and $32,000, respectively, of non-cash stock compensation expense.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%

Research and development	$342	$321	$21	7%	$792	$660	$132	20%
Sales and marketing	679	671	8	1%	1,552	1,228	324	26%
General and administrative	1,569	1,369	200	15%	3,143	2,695	448	17%

Research and Development.  These expenses include labor and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  The increase in research and development expenses was due primarily to additional labor and materials costs from test validations of new cytogenetics tests that were launched during the first and second quarters of 2012.  In addition, for the three and six months ended June 30, 2012 and 2011, research and development expenses included $2,000, $6,000, $18,000 and $37,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts.  The increase in sales and marketing expenses was due to greater emphasis during the first half of 2012 on our sales and marketing efforts in order to expand and increase market awareness and penetration of our suite of molecular diagnostic tests.  In addition, for the three and six months ended June 30, 2012 and 2011, sales and marketing expenses (credits) included $(7,000), $4,000, $17,000 and $34,000, respectively, of non-cash stock compensation expense.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  General and administrative expenses increased for the three and six months ended June 30, 2012 primarily due to increased headcount in Billing and Information Technology departments, recruitment expenses associated with new board members and executive management and from increased litigation defense costs as compared to 2011.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $85,000, $240,000, $318,000 and $607,000 for the three and six months ended June 30, 2012 and 2011, respectively.  The decreases from prior periods were due primarily to prior stock option awards granted to our employees that were or became fully vested during the current periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Discontinued Operations (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%

Income (loss) from discontinued operations	$—	$205	$(205)	(100%)	$—	$236	$(236)	(100%)

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

Liquidity and Capital Resources

At June 30, 2012, cash and cash equivalents totaled $3.2 million, compared to $6.4 million at December 31, 2011.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at June 30, 2012 was $3.4 million, compared to $7.5 million at December 31, 2011.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011	Change
Net cash provided by (used in):
Operating activities	$(3,147)	$(3,121)	$(26)
Investing activities	(20)	(50)	30
Financing activities	(59)	6,603	(6,662)
Increase cash and cash equivalents	$(3,226)	$3,432	$(6,658)

Operating Activities.  Higher cash reimbursement from increased sales, billing and collection efforts experienced during the first six months of 2012 were offset by increased operating expenses described above, resulting in an insignificant change from the comparable 2011 period.

Investing Activities.  The decrease in net cash flows used in investing activities was due to a decrease in capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the $6.64 million of net proceeds received from closing a private placement offering in April of 2011 compared to no such activities during 2012, as well as from higher principal payments from additional capital lease obligations incurred since 2011.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances, anticipated cash flows from operations and anticipated operating cash savings from our Restructuring Plan will be sufficient to meet our cash requirements into the fourth quarter of 2012.  In May 2012, we announced and implemented cost reduction measures, including the restructuring of our sales force and headcount reductions as part of a program to decrease overall expenses and our cash burn.  We estimate that the reductions from the headcount and associated expenses alone will result in savings of nearly 300,000 per quarter going forward.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet.  We have no significant commitments for capital expenditures in 2012 or beyond.  We have executed nine capital leases totaling $477,000 for certain laboratory equipment.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him, which appeals have now been consolidated and are in the briefing stage.  Strathmann filed his Opening Brief on January 18, 2012, and we filed our Respondents’ Brief on May 3, 2012.  Oral arguments before the California Court of Appeals will take place on August 24, 2012.  We believe that this litigation is frivolous and intend to vigorously defend against the appeal, but there can be no assurance that we will ultimately be successful in defending against it.

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 16, 2012.

We will not be able to meet our cash requirements beyond 2012 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $3.2 million as of June 30, 2012 will meet our cash requirements into the fourth quarter of 2012. However, in order for us to continue as a going concern beyond that point, we will be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

Our Common Stock may be delisted by the Nasdaq Capital Market if we cannot maintain Nasdaq’s listing requirements.

We are not currently in compliance with Nasdaq’s minimum bid price requirements. Our common stock is currently listed on the Nasdaq Capital Market which requires that, to maintain this listing, our common stock must continue to trade above $1.00 per share. In May and June 2012, our common stock had failed to meet this criterion for over 30 consecutive trading days. As a result, we were notified by Nasdaq that we have 180 calendar days from June 26, 2012 to regain compliance with Nasdaq Listing Rule 5550(a)(2) by reestablishing a minimum bid price of $1.00 per share or greater for ten consecutive trading days. In the event we do not regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, Nasdaq will provide us with written notification that our securities are subject to delisting from the Nasdaq Capital Market. We cannot assure you that the bid price of our common stock will regain compliance with, or continue to meet, Nasdaq’s minimum listing standard.  As a result, the market for your shares may be limited, and it may be difficult for you to sell your shares at an acceptable price, or at all. In addition, a delisting may make it more difficult or expensive for us to raise additional capital in the future.

If we are delisted from the Nasdaq Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934 and would be covered by Rule 15g-9 of the Securities Exchange Act of 1934. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 21 of this report.

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

Date: August 10, 2012

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

3.3	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Employment Agreement for Richard Hockett, M.D. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 11, 2012.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (**).

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