Form 10-Q
period 2012-09-30
CombiMatrix Corp
filed 2012-11-13
CIK 1383183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

As of November 9, 2012, 10,704,121 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,709	$6,385
Accounts receivable, net of allowance for doubtful accounts of $278 and $333	1,129	1,462
Supplies	403	476
Prepaid expenses and other assets	201	259
Total current assets	3,442	8,582

Property and equipment, net	452	607
Investments in unconsolidated subsidiaries and other	127	127
Patents and licenses, net	82	132
Total assets	$4,103	$9,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,120	$1,004
Current portion, capital lease obligations	112	115
Total current liabilities	1,232	1,119

Capital lease obligations, net of current portion	130	179
Total liabilities	1,362	1,298

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 10,704,121 shares issued and outstanding, respectively	11	11
Additional paid-in capital	66,429	66,099
Accumulated net losses	(63,699)	(57,960)
Total stockholders’ equity	2,741	8,150
Total liabilities and stockholders’ equity	$4,103	$9,448

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues
Diagnostics services	$1,053	$1,212	$3,549	$3,334
Clinical trial support services	195	—	195	—
Royalties	47	25	126	75
Total revenues	1,295	1,237	3,870	3,409

Operating expenses:
Cost of services	647	642	1,983	1,965
Research and development	311	345	1,103	1,005
Sales and marketing	470	733	2,022	1,961
General and administrative	1,131	1,481	4,274	4,176
Patent amortization and royalties	67	71	209	202
Total operating expenses	2,626	3,272	9,591	9,309
Operating loss	(1,331)	(2,035)	(5,721)	(5,900)
Other income (expense):
Interest income	—	1	1	3
Interest expense	(7)	(5)	(19)	(14)
Total other expense	(7)	(4)	(18)	(11)
Net loss from continuing operations	(1,338)	(2,039)	(5,739)	(5,911)
Income from discontinued operations	—	82	—	318
Net loss	$(1,338)	$(1,957)	$(5,739)	$(5,593)

Basic and diluted net loss per share from continuing operations	$(0.12)	$(0.19)	$(0.54)	$(0.62)
Basic and diluted net income per share from discontinued operations	—	0.01	—	0.03

Basic and diluted net loss per share	$(0.12)	$(0.18)	$(0.54)	$(0.59)

Basic and diluted weighted average common shares outstanding	10,704,121	10,704,121	10,704,121	9,608,439

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Operating activities:
Net loss	$(5,739)	$(5,593)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	262	234
Non-cash stock compensation	330	805
Provision for bad debts	293	323
Changes in assets and liabilities:
Accounts receivable	40	(408)
Supplies, prepaid expenses and other assets	131	(191)
Accounts payable, accrued expenses and other	116	(311)
Net cash flows from operating activities	(4,567)	(5,141)
Investing activities:
Purchases of property and equipment	(20)	(107)
Net cash flows from investing activities	(20)	(107)
Financing activities:
Net proceeds from issuance of common stock, net	—	6,607
Repayment of capital lease obligations	(89)	(57)
Net cash flows from financing activities	(89)	6,550

(Decrease) increase in cash and cash equivalents	(4,676)	1,302
Cash and cash equivalents, beginning	6,385	6,556
Cash and cash equivalents, ending	$1,709	$7,858

Non-cash financing activities:
Property and equipment purchased under capital lease	$37	$71

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 16, 2012.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2012, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2012, we had cash and cash equivalents of $1.7 million and anticipate that this cash and cash equivalent balance, together with the $1.05 million of gross proceeds received on October 1, 2012, and the $1.45 million of gross proceeds to be received, from the recent Series A convertible preferred stock financing consummated on October 1, 2012 (see Note 7 below) will be sufficient to meet our cash requirements into the second quarter of 2013, assuming stockholders approve the second tranche of the Series A convertible financing at our upcoming special stockholders meeting on November 29, 2012.  In the event the second tranche is not approved, we believe we can meet our cash requirements into the first quarter of 2013.  The uncertainty regarding our ability to execute our business plans beyond this point raises substantial doubt about our ability to continue as a going concern.

In order for us to continue as a going concern beyond the second quarter of 2013 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities would cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including but not limited to personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our services;

•                  technological advances that may make our services obsolete or less competitive;

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and nine months ended September 30, 2012 and 2011, net positive revenue adjustments were $41,000, $416,000, $169,000 and $350,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make positive or negative adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.

Clinical trials support services revenue is recognized when the related support services have been delivered to and accepted by the customer.  Royalty revenue is recognized in the period when earned.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

At September 30, 2012, 17% of our net accounts receivable was due from a single customer relating to the $195,000 of clinical trial support services revenue recognized during the third quarter of 2012.  This account was paid in full during October of 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of products and services	$—	$7	$4	$40
Research and development	1	6	7	43
Sales and marketing	(2)	10	2	44
General and administrative	77	188	317	795
Discontinued operations	—	(85)	—	(117)
Total non-cash stock compensation	$76	$126	$330	$805

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Loss from continuing operations applicable to common shareholders	$(1,338)	$(2,039)	$(5,739)	$(5,911)
Denominator:
Weighted-average common shares outstanding	10,704,121	10,704,121	10,704,121	9,608,439
Basic and diluted loss per share from continuing operations	$(0.12)	$(0.19)	$(0.54)	$(0.62)

Common stock options	1,409,361	2,204,161	1,409,361	2,204,161
Common stock warrants	2,807,244	4,894,570	2,807,244	4,894,570
Excluded potentially dilutive securities	4,216,605	7,098,731	4,216,605	7,098,731

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

In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income.  This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in stockholders’ equity.  This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income.  The adoption of this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

3.     RESTRUCTURING

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  Certain activities relating to completion of our former Department of Defense contracts continued into the first few months of 2011.  There have been no activities from discontinued operations subsequent to June 30, 2011.

4.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2012 and December 31, 2011 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements at
September 30, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$872	$872	$—	$—

		Fair Value Measurements at
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,771	$5,771	$—	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.     STOCKHOLDERS’ EQUITY

Equity Financings

See Note 7 below for further discussion of a recent equity financing for which agreements were executed on September 28, 2012 but did not close until October 1, 2012.

On April 7, 2011 (the “Closing Date”), we completed a private placement transaction (the “Private Placement”) with accredited investors in which we sold $6.76 million of newly-issued shares of our common stock and common stock purchase warrants.  Under the terms of the Private Placement, we sold 3.08 million units for $2.193125 per unit.  Each unit consisted of one share of CombiMatrix common stock and one warrant to purchase 0.425 shares of common stock at an exercise price of $2.14 per share.  The unit price reflected the market value of our common stock as determined by Nasdaq rules plus $0.053125 for the warrant component.  The warrants may be exercised beginning six months after the Closing Date and have a term of five years.  The proceeds of the transaction, net of legal costs, will be used to fund growth initiatives and for general working capital purposes. No investment banking or advisory fees were paid by the Company.  Attorney’s fees and related costs were approximately $122,000, bringing the net proceeds from the Private Placement to $6.64 million.

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000, $75,000, $25,000, and $75,000, for the three and nine months ended September 30, 2012 and 2011, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable.  We believe that this litigation is frivolous and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful.

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

7.    SUBSEQUENT EVENTS

Equity Financing

On September 28, 2012 (the “Commitment Date”), we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which we would sell and issue 1,050.70039 shares of newly created Series A 6% Convertible Preferred Stock (the “Series A Stock”) to the Investors at a purchase price of $1,000 per share in an initial closing that occurred on October 1, 2012 (the “First Closing”) and, subject to stockholder approval, will sell and issue 1,449.29961 additional shares of Series A Stock to the Investors at a purchase price of $1,000 per share within five business days after such stockholder approval is obtained (the “Second Closing”) (combined, the “Series A Financing”). The $1.05 million aggregate purchase price for the Series A Stock issued and sold on the First Closing was paid to us in cash, net of $144,000 in transaction costs.  On October 12, 2012, we filed a proxy statement and have scheduled a special stockholders’ meeting for November 29, 2012 to seek approval for the Second Closing and certain other aspects of the Series A Financing.  Assuming stockholder approval is obtained, we expect the Second Closing for the remaining $1.45 million of aggregate proceeds to occur within five business days following the stockholders’ meeting.

The Series A Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like) but ranks senior to our common stock with respect to dividends and to distributions upon a deemed dissolution, liquidation or winding-up of the Company.  Holders of the Series A Stock are entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  If the Series A Stock is converted into common stock prior to the third anniversary of its issuance date, we will pay to each holder of Series A Stock converting to common stock, as a “make-whole” payment in cash or, subject to certain conditions, in common stock, in an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  Dividends are payable in cash or in additional shares of common stock (subject to a 20% discount) if certain trading requirements prior to the dividend payment dates are achieved.  Also, each share of Series A Stock is convertible at any time at the holder’s option into shares of our common stock at an initial conversion price of $0.49112 per share of common stock, which was 77.5% of the three-day volume weighted average price (“VWAP”) of one share of common stock immediately prior to the execution of the Purchase Agreement.  The conversion price of the Series A Stock is subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than for certain excepted issuances, at a price below the then-current conversion price of the Series A Stock.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The conversion price of the Series A Stock will be reduced to the lesser of the then-applicable conversion price or 77.5% of the three-day VWAP of one share of common stock immediately prior to each of the following dates: (i) each “Effective Date”; (ii) the Second Closing; and (iii) the 180th calendar day following each Effective Date, which is defined as each date that a registration statement filed by us pursuant to the Registration Rights Agreement (described below) is declared effective by the SEC.  In the event that a registration statement is not declared effective prior to the date that the shares being registered on such registration statement become eligible for resale pursuant to Rule 144, the date such shares may be sold pursuant to Rule 144 without volume or manner restrictions, the date such shares may be sold pursuant to Rule 144 without volume or manner restrictions shall be deemed the “Effective Date” for purposes of adjusting the conversion price.  The conversion price of the Series A Stock also is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events.

In addition to the issuance of the Series A Stock, at the First Closing, we issued warrants (the “Warrants”) to purchase common stock to the Investors, initially exercisable for a number of shares of common stock equal to the number of shares of common stock issuable upon conversion at the initial conversion price of the Series A Stock acquired by such Investor.  The Warrants have a term of 5½ years and become exercisable six months from the issuance date, with an initial exercise price of $0.95 per share.  Pursuant to the Purchase Agreement, we also have agreed to issue substantially similar warrants to the Investors at the Second Closing, with the exercise price to be determined as the lesser of: (i) the exercise price of the Warrants issued at the First Closing; and (ii) 120% of the market value (as defined by Nasdaq rules) of one share of our common stock on the date of the Second Closing.  The exercise price of the Warrants and the number of shares of common stock underlying the Warrants are subject to full-ratchet anti-dilution adjustment in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price.

As of the date of this filing, the common stock underlying the Series A Stock and Warrants is not covered by an effective registration statement under the Securities Act of 1933.  However, on the Commitment Date, we entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), which requires us to not later than 15 days after each closing, file a registration statement with the SEC registering for resale: (i) the shares of common stock issuable upon conversion of the Series A Stock; (ii) the shares of Common Stock issuable as dividends and “make-whole” payments on the Series A Stock; (iii) the shares of common stock issuable upon exercise of the Warrants; and (iv) any additional shares of common stock issuable in connection with any anti-dilution provisions of the Series A Stock or the Warrants.  We have agreed to use our best efforts to cause the registration statements to be declared effective by the SEC on or prior to the 90th day after the applicable closings, and have agreed to file additional registration statements if necessary. Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statements until all securities registered are sold or otherwise can be sold without restriction pursuant to Rule 144.  On October 10, 2012, we filed a resale registration statement on Form S-3 with the SEC pursuant to our obligations under the Registration Rights Agreement relating to the First Closing.

The holders of Series A Stock may require us to: (A) redeem the Series A Stock for a cash payment of at least 130% of the stated value of the Series A Stock; or (B) either redeem the Series A Stock in exchange for the issuance of common stock valued at a discount of 25% to the preceding 10-day VWAP or increase the dividend payable on the Series A Stock to 18% per year, in each case dependent upon the occurrence of certain triggering events based upon: (i) the failure of the initial registration statement to be declared effective as required by the Registration Rights Agreement; (ii) the lapse of effectiveness of one or more of the registration statements; (iii) the failure to timely deliver stock certificates; (iv) the breach of certain provisions of the Registration Rights Agreement; (v) the failure to pay certain liquidated damages or penalties required by the Certificate of Designation or Registration Rights Agreement; (vi) the failure to have available a sufficient number of authorized and unreserved shares of common stock to issue upon conversion of Series A Stock; (vii) the material, uncured failure by us to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any material breach of any of the transaction agreements; (viii) the redemption of any common stock, subject to certain exceptions; (ix) a change in control as defined in the transaction documents; (x) bankruptcy, assignment for benefit of creditors, or similar insolvency event by us; (xi) the delisting of the common stock for more than five trading days; or (xii) any monetary judgment or similar order for more than $500,000 against us, our subsidiary or any of our respective properties or other assets that is not covered by insurance and remains unvacated, unbonded or unstayed for a period of 45 calendar days.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For a period of 12 months following the First Closing, we have granted the Investors a right of first offer on certain of our future issuances of securities.  We have also agreed to certain standstill provisions, pursuant to which, if the Second Closing does not occur, we may not issue any equity securities (or securities convertible into equity) until April 1, 2013 (except for certain exempt issuances). If the Second Closing does occur, we may not issue any equity securities (or securities convertible into equity) until 180 days following the Second Closing (except for certain exempt issuances); provided, however, if the registration statements covering common stock issuable upon conversion of the Series A Stock and exercise of the Warrants sold and issued at both the First Closing and Second Closing are declared effective prior to March 1, 2013, then the restriction on our issuance of equity securities (or securities convertible into equity) will expire on March 1, 2013.  In addition, until all Investors no longer hold Series A Stock or Warrants: (i) we may not sell any variable rate securities or dilutive securities except for certain exempt issuances; (ii) if stockholder approval of the Series A Stock financing is not obtained, we may not issue any securities (except for certain exempt issuances); and (iii) if we enter into a subsequent financing on more favorable terms than the Series A Stock financing, then the agreements between us and the Selling Stockholders will be amended to include such more favorable terms.

In conjunction with the Series A Financing, we have agreed to seek stockholder approval for: (i) the terms of the Series A Stock; (ii) the issuance of the Series A Stock and Warrants at the Second Closing; (iii) the issuance and delivery in the aggregate of that number of shares of Common Stock exceeding 19.99% of the outstanding shares of Common Stock upon conversion of the Series A Stock and/or exercise of the Warrants; and (iv) amending our Certificate of Incorporation to increase our authorized Common Stock.

Building Lease

Effective October 21, 2012, we amended our existing building lease for approximately 12,200 square feet of laboratory and office space.  The amendment extends the term of the lease to January of 2014 and reduces our base rent per square foot from $1.35 per month to $1.15 per month.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, planned clinical trials by our minority-owned subsidiary, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to consummate the Second Closing; our stockholders’ approval of the First Closing and Second Closing, including approval of an increase to our authorized shares of common stock; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to regain and maintain compliance with Nasdaq’s listing requirements; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop products; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 16, 2012.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Overview

For the three and nine months ended September 30, 2012, our operating activities included the recognition of $1.3 million and $3.9 million of total revenues, respectively, which increased by $58,000 and $461,000, respectively, from the comparable periods in 2011 due primarily to increased volumes of molecular diagnostic tests performed, increases in royalty revenues and from recognition of one-time revenues from providing clinical trials support services to one customer during the third quarter of 2012.  Our net loss from continuing operations has decreased over the comparable periods due to increased revenues and also from reduced operating expenses as a result of cost reduction efforts executed during the second quarter of 2012.

For the nine months ended September 30, 2012, our activities included the hiring of Richard Hockett, MD as our Chief Medical Officer, who joined us on May 1, 2012 and Mark McDonough as Chief Commercial Officer, who joined us on August 23, 2012.  During the first quarter of 2012 we named Richard Ding and Joseph Limber to our Board of Directors and during the second quarter appointed Dr. Ronald J. Wapner to our Scientific Advisory Board.  On October 9, 2012, Mr. Limber resigned from our Board for personal reasons.  In May 2012, we executed cost reduction measures which included the elimination of certain staff positions across all functional areas of the Company.  We also executed a materials supply agreement to perform clinical trial support services to Affymetrix, Inc. for total consideration to us of $195,000, for which we completed our obligations under this agreement and recognized the consideration as revenue during the third quarter of 2012.

On October 1, 2012, we announced the execution of an agreement to issue securities in a private placement transaction to certain accredited investors that will result in gross proceeds to us totaling $2.5 million, to be received in two tranches, with the first tranche having closed on October 1, 2012 and the second tranche expected to close in early December 2012, subject to approval by our stockholders at a special meeting to be held on November 29, 2012.  The financing is through the sale of convertible preferred stock with the first tranche having an initial conversion price of $0.49112 per share of common stock, subject to future adjustments, and 100% warrant coverage at an initial exercise price of $0.95 per share, subject to adjustments.  The preferred stock also accrues an annual dividend of 6%.  Upon closing of the first tranche, we received gross proceeds of $1.05 million from the investors and, pending stockholder approval, expect to receive the remaining $1.45 million within five business days after the November 29, 2012 stockholders’ meeting.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2012 and 2011

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2012	2011	$	%		2012	2011	$	%

Diagnostic services	$1,053	$1,212	$(159)	(13%	)	$3,549	$3,334	$215	6%
Clinical trial support services	195	—	195	—		195	—	195	—
Royalties	47	25	22	88%		126	75	51	68%
Cost of services	(647)	(642)	(5)	(1%	)	(1,983)	(1,965)	(18)	(1%	)

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Total billable test volumes were 1,356 and 4,192 for the three and nine months ended September 30, 2012, compared to 1,157 and 3,316 for the comparable periods in 2011, respectively.  Although testing volumes have increased for all periods presented, diagnostic services revenues decreased for the three months ended September 30, 2012 compared to the comparable 2011 period primarily due to a change in mix of diagnostic services performed, where increases in prenatal testing volumes were offset by decreases in pediatric and oncology testing.  Cytogenetic tests in the prenatal market, including FISH and chromosome analysis, are priced and reimbursed at lower rates than our array-based tests.  As a result, our average revenue per test decreased from $1,047 and $1,005 for the three and nine months ended September 30, 2011, to $776 and $847 for the comparable 2012 periods, respectively.  For the nine month periods ended September 30, 2012 and 2011, decreases in oncology and pediatric volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues year-over-year.  Diagnostic services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and nine months ended September 30, 2012 and 2011, net positive revenue adjustments were $41,000, $416,000, $169,000 and $350,000, respectively.

Clinical Trial Support Services.  In June of 2012, we entered into a materials transfer agreement with Affymetrix, Inc. in support of their clinical trial program.  Under the terms of the agreement, we delivered over 300 anonymous patient samples during the third quarter.  As a result, we fully satisfied our obligations to Affymetrix, which resulted in recognition of $195,000 of clinical trial support services revenues for the three and nine months ended September 30, 2012.  There are no future performance obligations by either party and we do not expect to recognize additional revenues from this agreement in the future.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  During the second and third quarters of 2012, CA’s gross revenues exceeded the minimum thresholds stipulated in the licensing agreement, resulting in royalties of $47,000 and $126,000 for the three and nine months ended September 30, 2012, compared to $25,000 and $75,000 for the comparable 2011 periods, respectively.  It is uncertain whether in future periods, CA’s revenues will increase, continue at current levels or return to the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.  Due primarily to favorable pricing obtained on certain of our direct materials used in providing our services, the percentage changes from 2011 to 2012 are not proportional to the change in revenues during the same periods.  For the three and nine months ended September 30, 2012 and 2011, non-cash stock compensation expenses were not significant.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2012	2011	$	%		2012	2011	$	%

Research and development	$311	$345	$(34)	(10%	)	$1,103	$1,005	$98	10%
Sales and marketing	470	733	(263)	(36%	)	2,022	1,961	61	3%
General and administrative	1,131	1,481	(350)	(24%	)	4,274	4,176	98	2%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three months ended September 30, 2012, research and development expenses decreased from the comparable 2011 period due primarily to reduced headcount as well as from lower supply and materials costs incurred.  For the nine months ended September 30, 2012, research and development expenses increased from the comparable 2011 period due primarily to increased headcount earlier in 2012 compared to 2011 and from higher supply costs incurred during the first quarter of 2012 due primarily to the validation and launch of additional cytogenetic tests during that period.  For the three and nine months ended September 30, 2012 and 2011, non-cash stock compensation expenses were not significant.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended September 30, 2012, sales and marketing expenses decreased from the comparable 2011 period due primarily to reduced headcount, travel and marketing expenses primarily as a result of our cost reduction efforts executed near the end of the second quarter of 2012.  For the nine months ended September 30, 2012, sales and marketing expenses increased over the comparable 2011 period due to higher headcount, travel and marketing expenses incurred earlier in 2012 as compared to 2011, prior to our cost reduction efforts executed late in the second quarter of 2012.  For the three and nine months ended September 30, 2012 and 2011, non-cash stock compensation expenses were not significant.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  For the three months ended September 30, 2012, general and administrative expenses decreased from the comparable 2011 period due primarily to reduced third-party billing fees and lower bad debt expenses, partially offset by increased salaries and benefits resulting from the hiring of our Chief Medical Officer during the second quarter of 2012.  For the nine months ended September 30, 2012, general and administrative expenses increased over the comparable period in 2011 due primarily to higher salaries and benefits costs associated with our Chief Medical Officer and from increased staff in our Billing department, increased recruitment expenses associated with new board members and executive management and from increased litigation defense costs as compared to 2011.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $77,000, $317,000, $188,000 and $795,000 for the three and nine months ended September 30, 2012 and 2011, respectively.  The decreases were due primarily to prior stock option awards that were or became fully vested during recent periods, resulting in fewer option awards subject to vesting and related expenses during the current periods as compared to prior periods.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Discontinued Operations (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2012	2011	$	%		2012	2011	$	%

Income (loss) from discontinued operations	$—	$82	$(82)	(100%	)	$—	$318	$(318)	(100%	)

On April 19, 2010, we announced a Restructuring Plan intended to focus our Company on our diagnostic services business while shutting down our CustomArray business.  The operations of our former CustomArray business are classified as discontinued operations for all periods presented.  Income from final billings on former Department of Defense contracts occurred and was recognized during the first and second quarters of 2011.  There were no activities relating to discontinued operations since the second quarter of 2011.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2012, cash and cash equivalents totaled $1.7 million, compared to $6.4 million at December 31, 2011.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at September 30, 2012 was $2.2 million, compared to $7.5 million at December 31, 2011.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2012	2011	Change
Net cash provided by (used in):
Operating activities	$(4,567)	$(5,141)	$574
Investing activities	(20)	(107)	87
Financing activities	(89)	6,550	(6,639)
(Decrease) increase cash and cash equivalents	$(4,676)	$1,302	$(5,978)

Operating Activities.  The decrease in net cash flows used in operating activities resulted primarily from higher cash reimbursement from increased sales, billing and collection efforts experienced during the first nine months of 2012, which were partially offset by increased operating expenses described above.

Investing Activities.  The decrease in net cash flows used in investing activities was due to a decrease in capital expenditures.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the $6.6 million of net proceeds received from closing a private placement offering in April of 2011 compared to no such activities during the first nine months of 2012, as well as from higher principal payments from additional capital lease obligations incurred since 2011.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances at September 30, 2012, together with the $1.05 million of gross proceeds received on October 1, 2012, and the $1.45 million of gross proceeds to be received, from the recent private placement transaction discussed above, and expense reductions from the cost reduction measures executed during the second quarter of 2012, will allow us to meet our cash requirements into the second quarter of 2013, assuming our stockholders approve the second tranche of the financing at our upcoming special stockholders meeting on November 29, 2012.  In the event the Second Closing of the financing is not approved and the Second Closing does not occur, we believe we can meet our cash requirements into the first quarter of 2013.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities would also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated interim financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January of 2014.  We have no significant commitments for capital expenditures for the remainder of 2012 or beyond.  We have executed ten capital leases totaling $494,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2017.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable.  We believe that this litigation is frivolous and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful.

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

We will not be able to meet our cash requirements beyond the first quarter of 2013 without obtaining additional capital from external sources if the Second Closing of the Series A Financing does not occur, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $1.7 million as of September 30, 2012, together with the proceeds from the First Closing of the Series A Financing will meet our cash requirements into the first quarter of 2013.  If the Second Closing occurs, we anticipate we will be able to meet our cash requirements into the second quarter of 2013.  However, in order for us to continue as a going concern beyond the first quarter of 2013 (if the Second Closing does not occur) or beyond the second quarter of 2013 (if the Second Closing does occur), we will be required to obtain capital from external sources. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition and results of operations.

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable.

Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have obligations to the holders of our Series A Stock that require us to register, on a registration statement, shares of common stock (i) underlying their issued and outstanding shares of Series A Stock, (ii) issuable as dividends and “make-whole” payments on their issued and outstanding Series A Stock, (iii) issuable upon exercise of their Warrants issued at the First Closing, (iv) underlying their shares of Series A Stock to be issued at the Second Closing, (v) issuable as dividends and “make-whole” payments on their Series A Stock to be issued at the Second Closing, and (vi) issuable upon exercise of their Warrants issued at the Second Closing. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and common stock options.

Assuming conversion of all convertible securities and exercise in full of all options and warrants outstanding as of October 1, 2012 (not taking into account any price-based or anti-dilution adjustments related to the Series A Stock or Warrants and not including the payment of dividends, “make-whole” or redemption payments on the Series A Stock), approximately 19.2 million shares of our common stock would be outstanding, as compared to the approximately 10.7 million shares of our common stock that were issued and outstanding at that date. If the Second Closing occurs, and the Series A Stock and Warrants issued at the Second Closing are converted into common stock, approximately 5.9 million additional shares of our common stock would be outstanding (not taking into account any price-based or anti-dilution adjustments related to the Series A Stock and Warrants, and not including the payment of dividends, “make-whole” or redemption payments on the Series A Stock). Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.  Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series A Stock and Warrants.  We are currently intending to seek stockholder approval to amend our Certificate of Incorporation to increase our authorized common stock issuable for any purpose from 25,000,000 shares to up to 125,000,000 shares, which further increases the potential for significant dilution to our existing stockholders.

The holders of our Series A Stock may require us to redeem their Series A Stock in exchange for a cash payment or the issuance of common stock.

Upon the occurrence of certain triggering events set forth in our Certificate of Designation, the holders of our Series A Stock may require us to (A) redeem the Series A Stock for a cash payment of at least 130% of the stated value of the Series A Stock or (B) either redeem the Series A Stock in exchange for the issuance of Common Stock valued at a discount of 25% to the preceding 10 days’ VWAPs or increase the dividend payable on the Series A Stock to 18% per annum. If we were required to redeem the Series A Stock in exchange for a cash payment, our cash reserves would be severely depleted and we would have very limited financial resources remaining. If we were required to redeem the Series A Stock in exchange for the issuance of common stock, our existing stockholders would suffer significant dilution in ownership interests and voting rights and our stock price could decline.

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

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, governmental or private actions against us and/or liquidated damages payable to the holders our Series A Stock and Warrants. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

Date: November 13, 2012

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
3.4

Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock.  Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

10.1	Employment Agreement for Mark McDonough. (*)
10.2

Form of Securities Purchase Agreement dated as of September 28, 2012.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

10.3	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.4

Form of Registration Rights Agreement dated as of September 28, 2012.  Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

10.5

Form of Lock-Up Agreement dated as of September 28, 2012.  Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

10.6

Form of Voting Agreement dated as of September 28, 2012.  Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

10.7

Amendment No. 4 to the Lease effective as of October 21, 2012.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

10.8	Amendment to CombiMatrix 2006 Stock Incentive Plan (*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (iv) Notes to Consolidated Financial Statements (**).

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