Form 10-K
period 2012-12-31
CombiMatrix Corp
filed 2013-03-25
CIK 1383183

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $7,420,000, based upon the last reported sale price of the registrant's common stock on that date as reported by Nasdaq. For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 20, 2013, was 2,783,030.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III. Except with respect to the information specifically incorporated by reference into this Form 10-K, the registrant's definitive proxy statement is not deemed to be filed as part of this Form 10-K.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2012
COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," "plan," "predict," "seek," "should," "would," "could," "potential," "ongoing," or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management's future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management's current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms in a timely manner; our ability to regain and maintain compliance with the requirements for continued listing on The Nasdaq Stock Market; our ability to successfully increase the utilization of our existing tests, expand our diagnostic test menu, increase and diversify our client base, increase the number of strategic partners and improve reimbursement for our testing services; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully introduce new technologies and services; rapid technological change in our markets; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, including changes in coding and reimbursement methods; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part I of this report. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics. CMDX provides its services primarily through the use of DNA microarrays, which enable the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization ("FISH") and G-Band Chromosome analysis. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

        On April 19, 2010, we announced a strategic and operational restructuring plan (the "Restructuring Plan") intended to significantly reduce operating costs, increase the focus on the Company's diagnostic services business and transition senior management. As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company's oligonucleotide microarray technologies, also known as our "CustomArray" business.

        We also own a one-third minority interest in Leuchemix, Inc. ("Leuchemix"), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

        On December 4, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-ten (the "Reverse Stock Split"), which became effective at the close of business on that day. As a result, each share of CombiMatrix common stock outstanding as of December 4, 2012 was automatically changed into one-tenth of a share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of ten as of December 4, 2012. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

        On March 19, 2013, we entered into a definitive securities purchase agreement with an existing institutional investor to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610 units consisting of Series B 6% convertible preferred stock (the "Series B Preferred Stock") and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the "Warrants") in a registered direct offering (the "Offering") of securities off of our existing shelf registration statement on Form S-3 (File No. 333-176372). The Offering closed on March 20, 2013 ("Closing"). The Series B Preferred Stock and Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Preferred Stock and a Warrant to purchase approximately 171 shares of common stock. Each fixed combination of Series B Preferred Stock and Warrants were sold at a price of $1,000. The Series B Preferred Stock is convertible into an aggregate of 528,000 shares of Common Stock at an initial conversion price of $3.05 per share. The Series B Preferred Stock is not convertible into greater than 19.99% (when aggregated with the common shares purchased in the Offering) of the Company's outstanding common stock unless and until stockholder approval is obtained. The Warrants are not exercisable for six months from Closing, and the Series B Preferred Stock will accrue dividends at an annual rate of 6% beginning six months after Closing, assuming the Series B Preferred Stock has not been converted. Upon closing of the Offering, we received proceeds of $1.76 million, net of placement agent fees and other related costs.

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

  Genes and Molecular Diagnostics

        There are a number of methods of genetic analysis that are used in diagnostic genetic testing. They include: (i) sequencing individual bases for analysis; (ii) assessing DNA copy number variation; and (iii) analyzing gene expression. In many diagnostic situations, it is only necessary to analyze either a single gene or a small number of genes. This diagnostic testing can be accomplished by a number of different techniques, depending on the situation. However, when a larger number of genetic factors need to be analyzed, one of the most efficient methods of analysis is using microarrays to measure millions of variations in a single experiment (also referred to as "microarray" testing).

  Microarray Testing for DNA Copy Number Variation

        Microarray testing to assess DNA copy number variation is achieved by comparing a patient's genomic DNA to a reference genome to evaluate for relative gains and losses of genomic information. Some gains and losses of genomic information are known to cause genetic disorders, or predispose a person to a genetic disorder. Other gains and losses are considered benign because they occur in regions of the genome that are known to show variability and have not been associated with any disease or disease process. The reason we believe that microarray testing is such a powerful tool is that it enables simultaneous analysis across the entire genome in a single reaction, providing a comprehensive analysis of all 46 chromosomes. Unlike gene expression arrays, which evaluate mRNA to monitor the activity of specific genes, DNA-based microarray analysis identifies quantitative defects in the number of copies of genomic DNA to test for conditions known to be associated with gains and losses of chromosomal information.

        The manufacturing of microarrays involves affixing 'probes' (specific sequences of genomic DNA) to a solid surface, and then letting the labeled patient and reference DNA to hybridize with the probes. We use two different types of microarray testing platforms. The first type of platform is called a Bacterial Artificial Chromosome or "BAC." The target sequence (consisting of tens to hundreds of thousands of nucleotides) is replicated within a bacterial cell and used as a probe to identify the complimentary sequence within the patient and reference DNA. The second type of platform is called an oligonucleotide or "oligo" platform. Oligonucleotide probes usually contain between 25 - 75 base pairs of DNA, which is orders of magnitude fewer nucleotides than BAC probes. BAC probes and oligo probes map to specific regions of the genome, which allows us to custom-design our microarrays in a manner that optimizes both the sensitivity and specificity of the test. Our BAC arrays contain over 3,000 probes, and our oligo arrays range in density from 180,000 probes up to 1,000,000 probes per array.

Diagnostics Market Segmentation

  Clinical Market

        In general, our diagnostics services and test menus are focused around our highly specialized genomic microarray, which is described below. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our market position and test portfolio provide significant leverage in the rapidly growing personalized genomics/diagnostics space. Our test menu is further supplemented by what may be considered routine tests, which allow us access to a broader, yet synergistic market. Our overall clinical market can be divided into two primary markets: (i) prenatal and postnatal developmental disorders; and (ii) oncogenomic testing for hematologic malignancies and solid tumors. Our market analysis indicates that our potential client base for both of these markets can be divided into three general customer segments, as detailed below. Our services are therefore tailored to meet the specific needs of each of these customer segments.

  Postnatal Diagnostic Testing

  •
  Pediatric neurologist clinics and children's hospitals:    This market segment typically has relatively comprehensive laboratory capabilities and performs most basic genetic and chromosomal testing, such as: chromosome analysis; fluorescent in situ hybridization ("FISH") and polymerase chain reaction ("PCR")-based tests in-house. These facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical work-up and utilization of complex genomic assays in the prenatal and postnatal diagnostic arena. Due to economic conditions, some institutions find themselves in the untenable situation of having limited access to third-party manufactured kit components and being unable to internalize such highly specialized genomic testing platforms due to lack of expertise in this area. This segment of the market typically either outsources the testing completely or identifies a laboratory to perform the technical component of the testing while maintaining the professional component (test interpretation) in-house. From a billing perspective, many of the customers in this segment prefer the direct billing model, individual test pricing is negotiated with each institution.

  Prenatal Diagnostic Testing

  •
  Community-based hospital pathology laboratories and regional reference laboratories:    This segment of the market is characterized by hospitals that provide basic laboratory services, but do not offer complex genetic testing such as DNA microarrays. Generally speaking, most community hospitals have employed more traditional methods of genetic testing known as "karyotyping" for miscarriage testing (also referred to as "Products of Conception" or "POC") in the past decade and have referred this testing out to specialty labs. With the compelling recent data comparing microarray testing favorably to karyotyping, we believe significant growth opportunities exist in this segment. Another distinguishing factor of this segment is the large national and regional labs. These laboratories have sufficient professional competence and sophistication to partner with other service organizations offering DNA microarray technology as part of their service offerings to their patients and physicians. This segment of the market is characterized by a preponderance of clients requiring us to bill their patients' insurers directly as opposed to an institutional, direct-bill relationship.

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

  Oncogenomic Diagnostic Testing

  •
  National and regional reference laboratories and other large hospitals/multi-hospital systems:    This segment typically has comprehensive capabilities and performs most of the basic cancer genetic testing including, but not limited to: flow cytometry, chromosome analysis, FISH and PCR-based testing, as well as routine pathology testing, in-house. However, many of these institutes face budgetary restraints and subsequently have difficulty trying to bring up new, specialized diagnostic tests, such as DNA microarray analysis. Perhaps even more so than with developmental disorders, this segment of the market will frequently outsource the technical component (i.e., the laboratory processing, or "TC") of their high-complexity genomic test menu, while maintaining the professional component (i.e., the interpretation of the test results, or "PC") in-house. In keeping with this strategy, we therefore focus on marketing our TC services to this segment of the market as well as providing direct billing options.

  •
  Regional reference laboratories, large pathology groups and small community hospitals:    This segment of the market does not typically have the core competency to perform complex testing such as DNA microarray and therefore, most of this type of cancer testing is sent out to other laboratories, which have entered into reference laboratory agreements with the regional laboratories. Again, unlike the larger national laboratories, this segment of the market typically requires us to bill patients' insurers directly, rather than arranging an institutional direct-bill relationship.

Technologies

        In order to achieve the promise of personalized medicine, our objective is to provide a suite of molecular diagnostic tests based on the following array-based technologies.

  BAC Arrays

        Our BAC arrays enable us to perform microarray tests to evaluate genomic alterations from tissue samples that have been fixed in formalin and imbedded in paraffin wax, or "FFPE." BACs are made up of specific sequences of tens to hundreds of thousands of nucleotides and cover a large portion of the genome. These DNA sequences can be placed on a substrate, which, in our case, is a chemically modified glass slide. The BACs used on our arrays are developed by our laboratory or obtained through outside sources. While BAC microarrays can be used in both fresh tissue and FFPE tissue, BAC microarrays are superior to most commercially available oligonucleotide microarrays for the analysis of FFPE tissue.

Through BAC microarray analysis of a patient's sample, we compare the genomic DNA of the individual who has a potential genetic disorder with that of a reference set of normal individuals to evaluate for gains or losses of specific segments of genomic information that are known to be associated with well-described genetic disorders. Typically, these gains and losses of information are so small that they go undetected by standard cytogenetic analysis, and can only be detected by microarrays. BAC arrays are particularly useful in analyzing DNA samples that are of poorer quality, such as older samples or tissue that has been preserved in formalin and placed in a paraffin block, because the large sequences increase the assay's robustness and reduce "noise" in the data.

  Oligo Arrays

        Our oligo arrays allow us to analyze DNA on a much more refined scale than is possible with BAC technology. BAC probes are orders of magnitude larger than the 25 - 75 nucleotide-long oligo probes used in our arrays. By having shorter probes that are spaced more closely together, we are able to provide denser, more high-resolution analysis of the genome, focusing both on regions of known clinical significance (i.e. regions known to cause well-described genetic syndromes when lost or gained) as well as regions that make up the rest of the genome, called "backbone" regions. Since the introduction of high-density oligonucleotide arrays into clinical medicine, many new genetic syndromes caused by genomic gains and losses have been, and continue to be, identified. Meta-analyses and large prospective studies have demonstrated that microarray analysis provides greater than double the detection rate of standard cytogenetic testing (i.e., karyotyping and evaluation of the tips of chromosomes, called subtelomeres, by FISH) in constitutional cytogenetics, which is the analysis of POCs, prenatal, and postnatal samples. The ability to identify a specific cause for an individual's disorder assists not only with diagnostic management, but also with anticipatory care. In addition, microarrays have been shown to assist in the assessment of genetic instability in many types of cancer, such as breast, hematologic, brain, and the GI tract.

  Technologies and Compound Libraries for Oncological Drug Development

        Leuchemix has access to proprietary compounds that have been shown in pre-clinical studies to be cytotoxic toward certain cancers both in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and cellular screening assays. Leuchemix has access to state-of-the-art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines, as well as several xenogenic animal model systems. Leuchemix has also licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncologic indications, including hematologic disorders and solid tumors. Leuchemix's lead compound, LC-1, is a modified natural compound known as parthenolide. The base compound of LC-1 was modified to improve solubility and favorably alter its natural pharmacokinetic properties to optimize it for anti-cancer therapy. Pre-clinical screening of LC-1 demonstrated activity against a variety of leukemic cells as well as activity against leukemic stem cells. LC-1 was also demonstrated to have activity against certain solid tumors. Leuchemix initiated human clinical safety trials of LC-1 in England during 2009, but had to halt these trials due to capital constraints. If additional funding can be obtained, Leuchemix hopes to continue Phase I clinical trials and proceed to Phase II.

Our Services

  Overview

        We utilize BAC and oligo microarray technologies to develop molecular diagnostic services for the diagnosis of diseases and the management of patients in two primary areas: (i) developmental disorders associated with congenital anomalies, dysmorphic features and/or intellectual disabilities, and (ii) hematology/oncology.

  Developmental Disorders

        The focus of our developmental disorder suite of array tests is on the prenatal and postnatal application of microarrays in diagnosing genomic syndromes associated with developmental delays, autism spectrum disorders, dysmorphic features and/or birth defects. Although traditional karyotyping has been regarded as the "gold standard" for this type of diagnosis for the past two decades, recent studies have demonstrated a clear improvement in the detection rate of chromosomal abnormalities by microarrays, not only in the pediatric realm but also in prenatal care. An accurate diagnosis is essential to providing appropriate anticipatory care, starting with decisions about pregnancy management and moving towards decisions about whether delivery at a tertiary care center is advised and how the genomic disorder will potentially impact neonatal and pediatric care. As a result of the advances in array-based diagnostic testing for developmental disorders, numerous professional organizations have recently revised their standard of care recommendations to include the use of microarrays as a first-tier test in lieu of standard karyotyping. As an example, in 2010, the American College of Medical Genetics recommended microarray testing as the preferred postnatal standard of care test for the detection of genomic abnormalities associated with congenital abnormalities, developmental disorders, intellectual disability, and autism/autism spectrum disorders.

        In 2006, we introduced our first developmental disorders array test, which detected over 50 different genetic disorders in one multiplexed analysis. In October 2006, the U.S. Food and Drug Administration ("FDA") indicated that this test did not require approval under its guidance as it fell into the category of an In Vitro Diagnostics Multivariate Index Analysis ("IVDMIA"). Following this determination, we launched our microarray test under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) guidelines for use in the clinical care of patients. Since then, we have launched several upgrades of this test. Our current microarray offering is capable of identifying more than 500 different chromosomal and genetic disorders, ranging from common conditions, such as Down syndrome (trisomy 21) and DiGeorge syndrome (deletion 22q11.2) to much more rare conditions. Microarray testing can be used for postnatal analysis, prenatal diagnosis, and the analysis of POC tissue from a miscarriage to determine if there is an underlying chromosomal or genomic cause for the fetus, infant or child's condition.

        We continue to monitor primary, peer-reviewed journals for information that would allow us to make either incremental improvements to the current array design, or much larger changes for a new version of our array. As an example of our publication-driven approach, as early as 2009, we began to include specific coverage of regions shown to be strongly associated with autism spectrum disorders ("ASDs") or predisposition to ASDs, long before the guidelines to testing children with autism/ASDs included microarray analysis. It is now recognized that approximately 7% of all children with an ASD have a genomic abnormality that is identifiable by microarray. This resulted in the adoption of the recommendation that all children with an ASD undergo microarray analysis as part of a first-tier diagnostic evaluation. The ability to identify a genomic abnormality in a child with an ASD allows the physician to provide enhanced care based on the genomic diagnosis, rather than a broad behavioral label, such as "autism." In addition, based upon review of the medical literature, we have adopted a microarray platform to analyze single nucleotide polymorphisms ("SNPs") in the assessment of DNA copy number changes. The analysis of SNPs enables detection of loss of heterozygosity ("LOH"), which is essential for diagnosing some disorders such as Prader-Willi/Angleman Syndrome in the postnatal population. In the POC space, SNPs allow the easy detection of triploidy states and maternal cell contamination, thereby decreasing the amount of ancillary testing needed on POC samples. In oncology, LOH is becoming a standard assessment for deciphering the genes necessary for promoting tumor growth.

  Oncology

        The second area of focus for our diagnostic services is cancer. At any given time in the United States, there are several million individuals who either have cancer or are cancer survivors, and are at risk for recurrence. Patients who are newly diagnosed with cancer require significant medical care, which often includes physical examinations, biopsies, diagnostic testing, chemotherapy, surgery, extended hospital stays, and radiotherapy. We have developed, and continue to develop a series of diagnostic microarray tests that, through the genetic analysis of blood, tissue or biopsy samples, will provide additional genomic information to physicians for use in providing more personalized management of their patients.

        We offer microarray testing to address several of the common hematological malignancies, with a particular emphasis on Chronic Lymphocytic Leukemia ("CLL"). Our array-based test is designed to evaluate the underlying genetic aberrations in the cancer cells to assist in providing additional information regarding the likely clinical course of the disease. Such information can be then utilized by physicians, in combination with other tests, to make better-informed patient management and treatment decisions and recommendations.

        In breast cancer, HER2 status has been traditionally determined by immunohystochemistry ("IHC") to assess the amount of HER2 protein present or FISH analysis to evaluate for the presence of HER2 gene amplification at the DNA level in cancer cells. However, both of these tests are relatively subjective, and studies have shown significant variability in interpretation not only between different pathologists, but also within a single pathologist's own interpretations on similar cases. To complicate matters further, some cases show equivocal results (i.e. not clearly positive or negative), and as many as 1 in 3 cases have discordant IHC and FISH results, in which one is positive, and the other is negative. Due to the incomplete assessment of chromosome 17 and the complex structural alterations associated with breast cancer, we believe FISH and IHC remain imperfect diagnostic tests for HER2 status determination. In contrast, microarray analysis of chromosome 17 is able to provide an objective measure of HER2 status and resolve both equivocal and discordant HER2 results obtained by FISH and IHC.

        In January 2010, we became the first clinical laboratory in the United States to offer a comprehensive DNA-based genomic analysis of solid tumors, including breast, colon, lung, prostate and brain tumors. Our tumor profile microarray test has been utilized by oncologists to help direct patients to appropriate clinical trials and can be used to gain a picture of a patient's underlying overall genomic instability at the molecular level.

Our Strategy

        Our strategic focus is on commercializing our diagnostics services business by increasing the volume of our existing tests, expanding the number of tests offered by our laboratory, increasing the number of clients and strategic partners, and improving reimbursement for our testing. We intend to accomplish this by implementing strategies in the following areas:

  Prenatal Testing

        We have begun to aggressively pursue what we believe to be the underserved Products of Conception and Invasive Prenatal testing markets with our DNA microarray offering to maternal fetal medicine ("MFM") specialists, OB-GYNs, and pathologists. Recent studies by the National Institute of Health, which were published in the New England Journal of Medicine in December of 2012 indicate that the clinical benefit of DNA microarray testing is greater than that of traditional karyotyping.

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

Billing and Reimbursement

  Payor Categories

        Revenues from our clinical laboratory tests are generated primarily from providing test results to our physician customers, but can be reimbursed from several different sources. Depending on the billing arrangement and applicable law, parties that reimburse us for our services include direct-bill customers, third-party payors and individual patients. Where there is a coverage policy, contract or agreement in place, we bill the third-party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the policy or contractual terms. Where there is no coverage policy, contract or agreement in place, we pursue reimbursement on behalf of each patient on a case-by-case basis and rely on applicable billing standards to guide our claims process.

        Direct-bill payors include healthcare institutions such as hospitals and clinics. In some circumstances, we bill patients directly. For the direct-bill and individual patient categories, our diagnostic services are billed and revenues are recognized at established contractual rates, once the test results have been delivered to the ordering physician.

        Third-party payors include organizations such as commercial insurance companies as well as government payors including Medicare and Medicaid. We bill our tests to these payors using individual billing codes known as Common Procedural Terminology (or "CPT") codes established for array-based laboratory diagnostic tests. For the non-governmental third-party payor category, our diagnostic services are billed at our list prices for the tests performed, but are recognized for accounting and financial reporting purposes as diagnostic service revenues based upon the amounts expected to be collected. The difference between the amount billed to each payor and the amount expected to be collected is recorded as a contractual allowance. For governmental payors, we recognize revenues based upon published fee schedules established by the Centers for Medicare and Medicaid Services ("CMS").

  CPT Coding

        CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association ("AMA"). Recently, the AMA added over one hundred new CPT codes for specific molecular tests such as ours. These new codes replace the more general "stacking" codes that were previously used to bill for these services and became effective January 2013. In the Final Physician Fee Schedule Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule. The various Medicare Administrative Contractors ("MAC") throughout the United States are "gap-filling" the new codes, meaning that each MAC will determine a price for the new codes and CMS will use this information to determine a national price. No date has been established as to when CMS will publish their pricing determinations.

        These changes in coding and reimbursement methods could have an adverse impact on our revenues going forward. However, we are currently working with billing consultants and industry advisory groups to determine what changes will be required by the new molecular codes. The elimination of the "stacking" codes which currently describe our array-based testing services requires us to either use the new specific code where applicable effective January 1, 2013, or to use other "Not Otherwise Classified" (NOC) codes when billing for some of our tests. The implementation of these new codes will vary from payer to payer and it is too early to assess the impact, if any, that the migration to the new codes may have on our results of operations. The introduction of the new codes, in combination with the other action being considered by CMS with regard to pricing, could result in a reduction in payment we receive for our tests. There is a possibility that Medicare and other payers will not establish positive or adequate coverage policies or reimbursement rates.

  Reimbursement

        For the years ending December 31, 2012 and 2011, approximately 38% and 43% of our diagnostic services revenues were derived from direct bill customers, 55% and 48% from third-party commercial insurance carriers and 7% and 9% from government payors including Medicare and several state Medicaids, respectively.

        With respect to the third-party payors that we bill, we are considered an "out-of-network" provider with the majority of the carriers, resulting in varying expected reimbursement amounts, which is not unusual for a company such as ours that offers highly specialized and/or unique testing. An "in-network" provider has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an "in-network" rate for our testing rather than pay the typical "out-of-network" rate. During our operating history we have been able to receive reimbursement for our tests from major commercial third-party payors based on their established policies. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, require a substantial amount of time and effort, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received. During 2012, we implemented a revenue cycle management system and have expanded our Billing and Collections department to address these issues. However, we cannot predict whether, or under what circumstances, payors will reimburse our microarray tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, will have a material adverse impact on market acceptance of our tests.

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

Subsidiaries

        During the second quarter of 2005, we formed a wholly owned subsidiary, CMDX, in order to exploit our array technologies in the field of molecular diagnostics. As of December 31, 2012, CMDX had 39 full-time equivalent employees located primarily in Irvine, California.

Commercial Operations

        All products and services offered by CMDX are performed in our CLIA-certified, CAP-accredited clinical laboratory in Irvine, California. Our commercial operations infrastructure includes sales, marketing, clinical support services and billing/ reimbursement. We continue to build a nationally focused commercialization strategy by interacting directly with oncologists, pathologists, medical geneticists, maternal-fetal medicine specialists, obstetrician/gynecologists, pediatric neurologists and genetic counselors. The market-specific experience of our direct sales force, coupled with regional and local territory experience, is expected to increase physician awareness and demand for our services. Our marketing and clinical support services teams work in tandem to increase awareness and appropriate utilization of our products and services by both physicians and patients. Our marketing initiatives include traditional marketing tactics such as physician education, professional medical society and advocacy tradeshows and web-based initiatives. Our billing/reimbursement team works to facilitate access to our products and services by assisting ordering physicians and their patients with healthcare insurance billing, appeal processes, and patient payment options. In addition to our direct sales approach, CMDX markets its services to other laboratories through partnerships and seeks to support the growth of our commercial operations initiatives through pursuing new partnerships.

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

Patents, Trademarks and Licenses

        In the United States, we have been issued ten United States patents related to our former CustomArray tool business. Three of these patents (U.S. Patent Nos. 6,093,302 and 6,280,595, which expire on January 5, 2018 and 6,444,111, which expires October 13, 2019) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. The fourth United States Patent (U.S. Patent No. 6,456,942 which expires January 25, 2020) describes and claims a network infrastructure for array synthesis and analysis. The fifth United States Patent (U.S. Patent No. 7,075,187 which expires November 9, 2021) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. The sixth (U.S. Patent No. 7,323,320 which expires September 12, 2022) and seventh (U.S. Patent No. 7,563,600 which expires September 12, 2022) United States Patents have been assigned to another company. The eighth United States Patent (U.S. Patent No. 7,507,837 which expires December 22, 2025) describes and claims a process for performing an isolated palladium (II)-mediated oxidation reaction on our electrode for building libraries of organic compounds electrochemically and in parallel. The ninth United States Patent (U.S. Patent No. 7,541,314 which expires February 24, 2026) describes and claims a microarray with a linker that is cleaved by a base for use in selective removal of oligonucleotides from the microarray. A tenth United States Patent (U.S. Patent No. 7,718,579 which expires September 13, 2024) describes and claims method for electrochemical removal of acid-labile protecting groups on an electrode microarray using an organic solution. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in the European Union, Australia, and Taiwan and are pending in the remaining major industrialized markets. We have filed patent applications relating to new methods of, and materials for, electrochemical synthesis and for electrochemical detection, which eliminates the need for optical readers. As a part of our Restructuring Plan, many of these patents were licensed to a private company, CustomArray, Inc.

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

Competition

        We believe that competition within our market is increasing. Our business competitors in the United States include regional DNA microarray clinical laboratories, both commercial and academic, as well as large national companies such as LabCorp (through its recent acquisition of Genzyme), Perkin-Elmer (through its recent acquisition of Signature Genomics), and approximately ten others. Some of these competitors may possess greater financial, technical, human and other resources than we do. Increased competition may be faced as new companies enter the market, market consolidation occurs and more advanced technologies become available. Technological advances or entirely different approaches developed by one or more of our competitors could render our products and services obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by us.

        Our market is rapidly changing, and we expect to face additional competition from new market entrants, new product developments and consolidation of our existing competitors. As new competitors emerge, the intensity of competition may increase in the future. An example of this is the emergence of Non-Invasive Prenatal Testing ("NIPT") companies in the past several years. While these companies do not offer a competitive test to the DNA microarray, we compete with these companies for physician access in the O-BGYN and MFM office.

Research and Development

        Our research and development expenses were $1.40 million and $1.37 million for the years ended December 31, 2012 and 2011, respectively. Of these amounts, research and development related non-cash stock compensation charges were $7,000 and $48,000 for the years ended December 31, 2012 and 2011, respectively. Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized developmental disorder and oncology array-based diagnostic services.

Employees

        As of December 31, 2012, we had 41 full-time-equivalent employees. We believe that we maintain good relationships with our employees and are not subject to collective bargaining arrangements.

Environmental Matters

        Our operations involve the use, transportation, storage and disposal of hazardous substances. As a result, we are subject to environmental and health and safety laws and regulations. The cost of complying with these and any future environmental regulations could be substantial, though historically such costs have not been significant. In addition, if we fail to comply with environmental laws and regulations, or release any hazardous substances into the environment, we could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages and could even suffer a curtailment or shut down of our operations.

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

Item 1A.    RISK FACTORS

        An investment in our securities involves a high degree of risk. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business and results of operations. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Risks Related To Our Business

We may not be able to meet our cash requirements beyond 2013 without obtaining additional capital from external sources and, if we are unable to do so, we may not be able to continue as a going concern.

        We anticipate that our cash and cash equivalents of $2.4 million as of December 31, 2012, combined with proceeds received from the exercise of certain common stock warrants in February and March of 2013 and proceeds received from the Offering, will meet our cash requirements into the fourth quarter of 2013. However, in order for us to continue as a going concern beyond the fourth quarter of 2013, we will be required to obtain capital from external sources. Unless our market capitalization does not increase or the amount of our public float does not increase, the Offering will exhaust the limits of our existing S-3 shelf registration statement for the next 12 months, and we will need to file and obtain effectiveness of additional registration statements in order to raise capital in the form of a registered offering within that time period. In addition, holders of Series B Preferred Stock and Warrants issued in the Offering will, under certain circumstances, have the ability to prevent us from raising additional capital from third parties. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including but not limited to reducing personnel across all operational functions, which could jeopardize our future strategic initiatives and business plans.

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

        To date, we have relied primarily upon selling equity and convertible debt and equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. Our subsidiary companies also may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

        Our services are dependent upon oligo and BAC array-based technologies. These technologies compete with conventional diagnostic technologies such as FISH and PCR. Our products and services are substantially dependent upon our ability to offer the latest in array technology in the SNP genotyping, gene expression profiling, chromosomal microarray analysis and proteomic markets. We believe technological advances of conventional arrays are currently being developed by our existing competition, including companies such as LabCorp and Perkin-Elmer, and potential new competitors in the market. We also expect to face additional competition from new market entrants and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. If these companies are able to offer technological advances, our products may become less valuable or even obsolete. We cannot provide any assurance that existing or new competitors will not enter the market with the same or similar technological advances before we are able to do so.

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

U.S. healthcare reform legislation may result in significant changes and our business could be adversely impacted if we fail to adapt.

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

        Physicians and patients may decide not to order our high-complexity genomic microarray tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payors' determination that tests using our technologies are:

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

        Certain of the CPT procedure codes that we use to bill our tests were recently revised by the AMA, effective January 1, 2013. In the Final Rule, CMS announced that it has decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule, rather than move them to the Physician Fee Schedule as some stakeholders had urged. CMS has also announced that for 2013 it will price the new codes using a "gap-filling" process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price. There can be no guarantees that Medicare and other payers will establish positive or adequate coverage policies or reimbursement rates. If pricing and subsequent reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our revenues, earnings and cash flows could be adversely impacted.

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

        Billing for molecular laboratory services is extremely complicated. The customer is the party that refers the tests and the payor is the party that pays for the tests, and the two are not always the same. Depending on the billing arrangement and/or applicable law, we need to bill various payors, such as patients, health insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Health insurance companies and governmental payors also generally require complete and correct billing information within certain filing deadlines. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Health insurance companies also impose routine external audits to evaluate payments made. Additional factors complicating billing are:

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

  •
  Health Insurance Portability and Accountability Act of 1996 ("HIPAA");

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

        In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Mr. Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Mr. Strathmann filed a Notice of Appeal of the award of attorneys' fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable, permitting Mr. Strathmann to file an Amended Complaint and remanding the matter back to the Superior Court. We have now filed a Demurrer to that Amended Complaint, seeking to have the matter dismissed. Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

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

        As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

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

        Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The shares of common stock issued in the Offering, and issuable upon conversion or exercise of the Series B Preferred Stock and Warrants issued in the Offering, are freely tradable. We have obligations to the investors in our 2012 private placement offering of Series A convertible preferred stock (Series A Stock) and warrants to purchase common stock to maintain the public registration of common stock underlying their issued and outstanding warrants. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock or warrant anti-dilution provisions or exercises of warrants and common stock options.

        As of December 31, 2012, we had approximately 1.5 million shares of common stock issued and outstanding. Assuming conversion of all of our existing convertible securities and exercise in full of all options and warrants outstanding as of December 31, 2012 (not taking into account any price-based or anti-dilution adjustments related to the warrants), plus conversions of the Series B Preferred Stock and exercise of the Warrants issued in the Offering (not taking into account any price-based or anti-dilution adjustments or redemption payments related to the Series B Preferred Stock), approximately 4.7 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series B Preferred Stock and certain warrants or redemption features of our Series B Preferred Stock. The Offering triggered the anti-dilution provisions of the warrants issued in the 2012 Series A Stock financing such that the number of shares of common stock issuable upon their exercise was increased by approximately 452,420 shares.

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

If we fail to meet Nasdaq's stockholders' equity requirement or the requirement to have a majority of independent directors, our shares may be delisted from The Nasdaq Capital Market.

        As conditions for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders' equity and to have a majority of independent directors. We have recently failed to comply with these requirements. Due to the stockholders' equity deficiency, the Nasdaq staff notified us that it was reviewing our eligibility for continued listing on The Nasdaq Capital Market. Within 45 days after March 11, 2013, we must submit a plan to regain compliance which, if accepted by Nasdaq, will need to be successfully implemented within 180 days. The Nasdaq staff also notified us that we must achieve a majority of independent directors on our Board by September 11, 2013 (assuming our next annual stockholders' meeting is held before that time). There are no assurances that our stockholders' equity will remain above Nasdaq's $2.5 million minimum or that we will be able to add another independent director to our Board. If we fail to comply with these requirements in the required time frames, our stock will be delisted. In addition, even if we regain technical compliance with the stockholders' equity and board composition requirements, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. There can be no assurance that we will meet these requirements. Delisting from Nasdaq Capital Market would make trading our common stock more difficult for investors, potentially leading to declines in our share price. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Delisting from Nasdaq Capital Market would also result in negative publicity and would also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board, an over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets.

If we are delisted from The Nasdaq Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

        If our common stock is delisted, it would come within the definition of "penny stock" as defined in the Securities Exchange Act of 1934 (the Exchange Act) and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and laboratory space of approximately 12,200 square feet in Irvine, California under a lease agreement that expires in January 2014.

Item 3.    LEGAL PROCEEDINGS

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys' fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable, permitting Strathmann to file an Amended Complaint and remanding the matter back to the Superior Court. We have now filed a Demurrer to that Amended Complaint, seeking to have the matter dismissed. We believe that this litigation is frivolous and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

        The following table sets forth, for the periods indicated, the high and low quarterly sales prices of our common stock as reported by The Nasdaq Capital Market under the symbol of "CBMX". These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions. For comparability purposes, per-share amounts prior to the reverse stock split which occurred on December 4, 2012, have been adjusted for the split ratio of 1:10.

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$14.14	$10.50	$15.90	$20.00	$26.50	$38.00	$40.00	$30.00
Low	$1.40	$5.60	$7.40	$14.50	$13.30	$22.60	$21.10	$20.60

        As of March 20, 2013, there were approximately 22 holders of record of our common stock.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	161,933	$35.36	434,332
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	161,933	$35.36	434,332

(1)
Our 2006 CombiMatrix Stock Incentive Plan as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year; in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed thirty million shares. Please refer to Note 11 to our consolidated financial statements for additional information.

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

General

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics. CMDX provides its services primarily through the use of array-comparative genomic hybridization ("aCGH"), which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization ("FISH") and G-Band Chromosome analysis. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

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

Liquidity

        At December 31, 2012, we had cash and cash equivalents of $2.4 million. From January 1, 2013 through March 15, 2013, we have received net proceeds of $2.7 million from financing activities discussed further below. As a result, we anticipate that our cash and cash equivalent balances, inclusive of recent financing activities and coupled with anticipated cash flows from operations will be sufficient to meet our cash requirements into the fourth quarter of 2013. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See the Liquidity and Capital Resources section below as well as Note 1 to our consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview of Recent Business Activities

        During 2012, our business activities were driven primarily by commercialization efforts for our suite of molecular diagnostic tests, expansion of our test menu and of our leadership team. For the year ended December 31, 2012, our operating activities included the recognition of $5.4 million of total revenues, which increased by $692,000 from 2011 due primarily to increased volumes of molecular diagnostic tests performed, increases in royalty revenues and from recognition of one-time revenues from providing clinical trials support services to one customer during the third quarter of 2012. In the area of molecular testing, our volumes from our prenatal testing services increased by 172% from 2011, and total molecular testing from all of our test offerings increased by 25%. Our net loss from operations decreased over the comparable period due to increased revenues and also from reduced operating expenses as a result of cost reduction efforts executed during the second quarter of 2012, which included the elimination of certain staff positions across all functional areas of the Company. Our net loss increased due primarily from charges recognized in 2012 relating to mark-to-market adjustments of our warrant derivative liabilities, which were issued as part of an equity financing discussed.

        Also during 2012, we made significant changes to our executive management and leadership teams by hiring Richard Hockett, MD, as our Chief Medical Officer, who joined us on May 1, 2012, and by hiring Mark McDonough as Chief Commercial Officer, who joined us on August 23, 2012. During the first quarter of 2012, we named Richard Ding and Joseph Limber to our Board of Directors and, during the second quarter, appointed Dr. Ronald J. Wapner to our Scientific Advisory Board. On October 9, 2012, Mr. Limber resigned from our Board for personal reasons. During the fourth quarter of 2012, we named Jeremy Jones to our Board of Directors.

        On October 1, 2012, we announced the execution of an agreement to issue securities in a private placement transaction to certain accredited investors ("Investors") that resulted in gross proceeds paid to us of $2.5 million, which was received in two tranches, with the first tranche having closed on October 1, 2012 and the second tranche having closed on December 6, 2012, following the approval by our stockholders at a special meeting held on November 29, 2012. The financing was through the sale of Series A convertible preferred stock and warrants to purchase common stock (the "Series A Financing") at 100% warrant coverage, meaning that the number of shares of common stock underlying the warrants was equal to the number of shares of common stock initially issuable from conversions of the Series A preferred stock. For the first tranche, the conversion price of the Series A preferred stock and the exercise price of the common stock warrants were $4.9112 and $9.50 per share of common stock, respectively, subject to future adjustments. For the second tranche, the conversion price of the Series A preferred stock and the exercise price of the common stock warrants were $1.9995 and $2.364 per share of common stock, respectively, also subject to future adjustments. As a result of closing the second tranche at a conversion price lower than the first tranche, the conversion price of the first tranche Series A preferred stock was reduced to $1.9995 and the number of shares of common stock issuable from conversion of the Series A Preferred stock was increased. In total, the $2.5 million of Series A preferred stock issued during the fourth quarter of 2012 was convertible into 1.25 million shares of common stock, along with warrants ("Series A Warrants") to purchase 938,770 shares of common stock. The preferred stock also accrued dividends at an annual rate of 6%. On February 26, 2013, we entered into an agreement with the Investors to modify the Series A Warrants such that they would become immediately exercisable as of February 22, 2013 (the "Modification Date"). Since the Modification Date through March 15, 2013, 329,820 shares of common stock have been issued from exercise of the Warrants, resulting in gross proceeds to the Company of $934,000.

        On February 18, 2013, R. Judd Jessup informed our Board of Directors that he would retire as Chief Executive Officer effective March 15, 2013. Martin Felsenthal also resigned from our Board on the same date. Mark McDonough, our Chief Commercial Officer, became a director on February 28, 2013 and Chief Executive Officer on March 15, 2013. Richard Hockett, Jr., MD, our Chief Medical Officer, was also named to our Board of Directors on February 28, 2013. On March 12, 2013, Mark McGowan announced his resignation from our Board, and R. Judd Jessup was appointed Chairman of the Board on that date.

        On March 19, 2013, we entered into a definitive securities purchase agreement with an existing institutional investor to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610 units consisting of Series B 6% convertible preferred stock (the "Series B Preferred Stock") and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the "Series B Warrants") in a registered direct offering (the "Series B Offering") of securities off of our existing shelf registration statement on Form S-3 (File No. 333-176372). The Series B Offering closed on March 20, 2013 ("Closing"). The Series B Preferred Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Preferred Stock and a Series B Warrant to purchase approximately 171 shares of common stock. Each fixed combination of Series B Preferred Stock and Series B Warrants were sold at a price of $1,000. The Series B Preferred Stock is convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share. The Series B Preferred Stock is not convertible into greater than 19.99% (when aggregated with the common shares purchased in the Offering) of our outstanding common stock unless and until stockholder approval is obtained. The Series B Warrants are not exercisable for six months from Closing, and the Series B Preferred Stock will accrue dividends at an annual rate of 6% beginning six months after Closing, assuming the Series B Preferred Stock has not been converted by that time. Upon closing of the Offering, we received proceeds of $1.76 million, net of placement agent fees and other related costs. Also as a result of the Offering, the exercise price of certain Series A Warrants automatically ratcheted down by their terms from their original exercise price of $9.50 per share to an adjusted exercise price of $3.05 per share, and the underlying shares exercisable was automatically increased from 213,945 shares to 666,365 shares.

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

  •
  accounting for derivative financial instruments;

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

  Accounting for Stock-Based Compensation

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

  Accounting for Derivative Financial Instruments

        We evaluate financial instruments for freestanding or embedded derivatives. Derivative instruments that do not qualify for permanent equity classification are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change. Derivative warrant liabilities are categorized as either short-term or long-term based upon management's estimates as to when the derivative instrument may be realized. Management judgment is required in identifying derivative instruments and whether or not such instruments should be classified as liabilities or as a component of permanent equity based upon interpretations of existing accounting literature. Also, management judgment is required in determining the assumptions and valuation methods to be used for valuing the derivatives. If actual results differ from these estimates, the future impact on our consolidated financial position and results of operations could be significant.

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

Comparison of the Results of Operations

Revenues and Cost of Revenues (dollars in thousands):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Diagnostic services	$4,975	$4,558	$417	9%
Clinical trial support services	195	—	195	—
Royalties	180	100	80	80%
Cost of services	(2,702)	(2,642)	(60)	(2%	)

        Diagnostic Services.    Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology. Total billable testing volumes were 5,782 for the year ended December 31, 2012, compared to 4,634 for 2011, representing an increase of 25%. The reason that diagnostic services revenues have not increased by the same percentage as diagnostic testing volumes is due to a change in mix during 2012 of the types of diagnostic services performed. Cytogenetic tests in the prenatal market, including FISH and chromosome analysis, are priced and reimbursed at lower rates than our array-based tests, which made up the majority of our testing volumes in 2011. As a result, our average revenue per test decreased from $984 in 2011 to $860 in 2012. In addition, decreases in oncology and pediatric testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues year-over-year. Diagnostic services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the years ended December 31, 2012 and 2011, net positive revenue adjustments were $570,000 and $448,000, respectively.

        Clinical Trial Support Services.    In June of 2012, we entered into a materials transfer agreement with Affymetrix, Inc. in support of their clinical trial program. Under the terms of the agreement, we delivered over 300 anonymous patient samples during the third quarter. As a result, we fully satisfied our obligations to Affymetrix, which resulted in recognition of $195,000 of clinical trial support services revenues in 2012. There are no future performance obligations by either party and we do not expect to recognize additional revenues from this agreement in the future.

        Royalties.    In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. ("CA"), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter. Beginning in the second quarter of 2012, CA's gross revenues exceeded the minimum thresholds stipulated in the licensing agreement, resulting in total royalties of $180,000 for 2012, compared to $100,000 in 2011. It is uncertain whether in future periods, CA's revenues will increase, continue at current levels or return to the minimum contractual amounts.

        Cost of Services.    Cost of services relating to our diagnostic tests performed include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. Due primarily to favorable pricing obtained on certain of our direct materials used in providing our services, the percentage changes from 2011 to 2012 are not proportional to the change in revenues during the same periods. For the years ended December 31, 2012 and 2011, non-cash stock compensation expenses were not significant. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Research and development	$1,400	$1,366	$34	2%
Sales and marketing	2,596	2,715	(119)	(4%	)
General and administrative	5,378	5,567	(189)	(3%	)

        Research and Development.    These expenses include labor and laboratory supply costs associated with investigating new tests, but primarily consist of development costs to maintain and improve our existing suite of diagnostic tests offered. Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. The increase in research and development expenses was due primarily to higher laboratory supply costs from test validations of new cytogenetics and related tests launched in early 2012, as well as from higher headcount during the first half of 2012 compared to 2011, partially offset by lower headcount during the second half of 2012 as a result of cost reductions executed in May and June of 2012. In addition, research and development expenses include non-cash stock compensation charges, which were $7,000 and $48,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested late in 2011. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        Sales and Marketing.    These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts. The decrease in sales and marketing expenses was due primarily to fewer sales personnel in 2012 compared to 2011 as a result of the cost reductions executed in May and June of 2012. In addition, sales and marketing expenses include non-cash stock compensation charges, which were $4,000 and $43,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested in 2011 and from fewer sales personnel with stock option awards continuing to vest. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        General and Administrative.    These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. Excluding non-cash stock compensation expenses discussed below, general and administrative expenses were $5.0 million and $4.6 million for the years ended December 31, 2012 and 2011, respectively. General and administrative expenses increased due primarily to higher salaries and benefits costs associated with our Chief Medical Officer and from increased staff in our Billing department, increased recruitment expenses associated with new board members and executive management and from increased litigation defense costs as compared to 2011. Included in general and administrative expenses were non-cash stock compensation charges of $386,000 and $943,000 for the years ending December 31, 2012 and 2011, respectively. The decrease in stock compensation charges was due primarily to prior stock option awards to our employees which became fully vested in 2011. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	For the Years Ended December 31,		Change
	2012	2011	$	%
Interest expense	$(179)	$(20)	$(159)	(795%	)
Warrant derivatives charges	(2,357)	—	(2,357)	—

        Interest Expense.    Prior to the fourth quarter of 2012, interest expense was entirely comprised of interest charges associated with from certain capital leases for laboratory equipment, which were $29,000 and $20,000 for the years ended December 31, 2012 and 2011, respectively. In addition, $147,000 of interest expense in 2012 is related to the amortization of $427,000 of offering-related costs incurred during the fourth quarter of 2012. These costs are being amortized over the Warrant exercise restriction period of six months from issuance, which will result in the remaining $280,000 of unamortized charges being expensed during the first quarter of 2013.

        Warrant Derivative Charges.    These charges represent the net expense recognized from mark-to-market adjustments of the Warrants to their estimated fair values as of December 31, 2012. There were no such activities in 2011. We valued the Warrants using the Monte-Carlo simulation method using the following assumptions at each valuation date: (i) closing stock price and Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Warrant terms ranging from 5.3 years to 5.5 years; (iii) historical volatilities commensurate with the term of the Warrants ranging from 65.6% to 103.9%; (iv) risk-free interest rates commensurate with the term of the Warrants ranging from 0.7% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that Company will raise additional capital by issuing equity securities at prices above or below the current contractual Warrant exercise prices during the Warrant terms. The result of these valuation simulations was to initially value the Warrants issued at a combined $2.1 million derivative liability, with the residual value allocated to the Series A preferred stock. Subsequently, the fair value of the warrants increased to $4.5 million at December 31, 2012, resulting in $2.4 million of warrant derivative charges recognized during the fourth quarter of 2012. The Warrants were valued as Level 3 liabilities under our policies for assessing fair value measurements. If the inputs such as volatility and probability of subsequent financings were to change, the concluded values could change significantly.

Discontinued Operations (dollars in thousands):

	For the Years Ended		Change
	2012	2011	$	%
Income from discontinued operations	$—	$316	$(316)	(100%	)

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

Liquidity and Capital Resources

        At December 31, 2012, cash and cash equivalents totaled $2.4 million, compared to $6.4 million at December 31, 2011. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Working capital was $(1.4 million) and $7.5 million at December 31, 2012 and 2011, respectively. The primary reason for the decline in working capital was due to lower cash balances at December 31, 2012 compared to 2011 and from classifying the Warrants, valued at $4.2 million net of issuance costs, as current liabilities as of December 31, 2012.

        The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2012	2011	Change
Net cash (used in) provided by:
Operating activities	$(5,940)	$(6,542)	$602
Investing activities	(31)	(192)	161
Financing activities	1,958	6,563	(4,605)

(Decrease) increase in cash and cash equivalents	$(4,013)	$(171)	$(3,842)

        Operating Activities.    The decrease in net cash flows used in operating activities was primarily the result of higher cash reimbursement from increased sales, billing and collection efforts experienced during 2012 compared to 2011.

        Investing Activities.    The decrease in net cash flows used in investing activities was due to decreased capital expenditures for laboratory and IT-related equipment to support our diagnostics business.

        Financing Activities.    The decrease in net cash flows from financing activities was due primarily to the $2.1 million of net proceeds received from the Series A Financing during the fourth quarter of 2012 compared to the $6.6 million of net proceeds received from a private placement of common stock and warrants to certain investors during the second quarter of 2011.

        Future Liquidity.    We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial products and services. We believe that our cash and cash equivalent balances as of December 31, 2012, combined with the $2.7 million of combined proceeds from certain Series A Warrant exercises and proceeds from the Offering described above, will be sufficient to meet our cash requirements into the fourth quarter of 2013. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

        We have no significant commitments for capital expenditures in 2012 or beyond. We have executed twelve capital leases totaling $699,000 for certain laboratory equipment.

Off-Balance Sheet Arrangements

        As of December 31, 2012, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet.

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

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2012.

        There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Board of Directors," "Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2012.

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

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2012.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2012.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" and "Board of Directors" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2012.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information under the caption entitled "Principal Accountants" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2012.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
(1) Financial Statements—See "Index to Consolidated Financial Statements" appearing on page F-1.

(2)
Financial Statement Schedules

    Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

  (3)
  Exhibits—Refer to Item 15(b) below.

(b)
Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Amendment of Certificate of Incorporation(3)
3.4	Second Amended and Restated Bylaws(4)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock(5)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock(32)
10.1†	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010(6)
10.2†	Restated Executive Change in Control Severance Plan(7)
10.3†	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010(8)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010(9)
10.5	Amendment No. 4 to the Lease effective as of October 21, 2012(10)
10.6†	2006 Stock Incentive Plan, as amended(11)
10.7†	Form of Stock Incentive Plan Agreement(12)
10.8	Employment Agreement for Mark McDonough(13)
10.9	Form of Amended and Restated Indemnification Agreement(14)
10.10	Warrant (exercise price of $11.87 per share)(15)
10.11	Warrant (exercise price of $13.65 per share)(16)
10.12	Registration Rights Agreement(17)
10.13	Form of Securities Purchase Agreement dated as of April 1, 2011(18)
10.14	Form of Investors Rights Agreement dated as of April 1, 2011(19)
10.15	HLM Rights Agreement dated as of April 1, 2011(20)
10.16	Form of Warrant to Purchase Common Stock issued on April 7, 2011(21)
10.17	Form of Indemnity Agreement(22)

Exhibit Number	Description
10.18	Form of Securities Purchase Agreement dated as of September 28, 2012(23)
10.19	Form of Warrant to Purchase Common Stock(24)
10.20	Form of Registration Rights Agreement dated as of September 28, 2012(25)
10.21	Form of Lock-Up Agreement dated as of September 28, 2012(26)
10.22	Form of Voting Agreement dated as of September 28, 2012(27)
10.23	Consent and Waiver executed on December 4, 2012(28)
10.24	Employment Agreement for Richard Hockett, M.D.(29)
10.25	Amendment to CombiMatrix 2006 Stock Incentive Plan(30)
10.26	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013(31)
10.27	Form of Warrant to Purchase Common Stock(33)
10.28	Form of Securities Purchase Agreement dated as of March 19, 2013(34)
10.29	Placement Agent Agreement, dated July 13, 2012, between the Company and C. K. Cooper & Company(35)
10.30	Addendum to Placement Agent Agreement, dated September 10, 2012, between the Company and C. K. Cooper & Company(36)
10.31	Addendum to Placement Agent Agreement, dated March 14, 2013, between the Company and C. K. Cooper & Company(37)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)
101.0
The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(**)

(*)
Included herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, included herewith.

†
Denotes management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), filed with the SEC on December 26, 2006.

(2)
Incorporated by reference to Exhibit 3.1A to the Company's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

(4)
Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

(5)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(8)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(9)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(12)
Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

(15)
Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(16)
Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(17)
Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(20)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(21)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(22)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(24)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(25)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(26)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(27)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 11, 2012.

(30)
Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(31)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.

(32)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(33)
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(34)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(35)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(36)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(37)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 25, 2013	COMBIMATRIX CORPORATION
/s/ MARK MCDONOUGH Mark McDonough President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDONOUGH Mark McDonough	President and Chief Executive Officer, Director (Principal Executive Officer)	March 25, 2013
/s/ SCOTT R. BURELL Scott R. Burell	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 25, 2013
/s/ RICHARD HOCKETT, JR., MD Richard Hockett, Jr., MD	Chief Medical Officer, Director	March 25, 2013
/s/ R. JUDD JESSUP R. Judd Jessup	Chairman of the Board	March 25, 2013
/s/ SCOTT GOTTLIEB, M.D. Scott Gottlieb, M.D.	Director	March 25, 2013
/s/ WEI RICHARD DING Wei Richard Ding	Director	March 25, 2013
/s/ JEREMY M. JONES Jeremy M. Jones	Director	March 25, 2013

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
CombiMatrix Corporation
Irvine, California

        We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation (the "Company") as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CombiMatrix Corporation as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a history of incurring net losses and net operating cash flow deficits. Further, as of December 31, 2012, the Company has a stockholders' deficit, working capital deficit and insufficient liquidity to operate its business for a period of at least twelve months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP
Irvine, California March 25, 2013

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands, except share and per share information)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$2,372	$6,385
Accounts receivable, net of allowance for doubtful accounts of $245 and $333	1,262	1,462
Supplies	465	476
Prepaid expenses and other assets	138	259

Total current assets	4,237	8,582
Property and equipment, net	666	607
Investments in unconsolidated subsidiaries and other	211	127
Patents and licenses, net	66	132

Total assets	$5,180	$9,448

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,222	$1,004
Current portion, capital lease obligations	253	115
Warrants, net of $280 in issuance costs	4,204	—

Total current liabilities	5,679	1,119
Capital lease obligations, net of current portion	226	179

Total liabilities	5,905	1,298

Series A convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; 1,644.45186 and none issued and outstanding, net of issuance costs	394	—

Stockholders' (deficit) equity:
Common stock; $0.001 par value; 25,000,000 shares authorized; 1,511,133 and 1,070,412 shares issued and outstanding	11	11
Additional paid-in capital	67,097	66,099
Accumulated net losses	(68,227)	(57,960)

Total stockholders' (deficit) equity	(1,119)	8,150

Total liabilities and stockholders' (deficit) equity	$5,180	$9,448

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012 and 2011
(In thousands, except share and per share information)

	For the Years Ended December 31,
	2012	2011
Revenues:
Diagnostic services	$4,975	$4,558
Clinical trial support services	195	—
Royalties	180	100

Total revenues	5,350	4,658

Operating expenses:
Cost of services	2,702	2,642
Research and development	1,400	1,366
Sales and marketing	2,596	2,715
General and administrative	5,378	5,567
Patent amortization and royalties	266	266

Total operating expenses	12,342	12,556

Operating loss	(6,992)	(7,898)

Other income (expenses):
Interest income	1	3
Interest expense	(179)	(20)
Warrant derivative charges	(2,357)	—

Total other (expense) income	(2,535)	(17)

Net loss from continuing operations	(9,527)	(7,915)
(Loss) income from discontinued operations	—	316

Net loss	$(9,527)	$(7,599)

Deemed dividends from issuing Series A convertible preferred stock	(617)	—
Series A convertible preferred stock dividends	(123)	—

Net loss attributable to common stockholders	$(10,267)	$(7,599)

Basic and diluted net loss per share from continuing operations	$(8.75)	$(8.01)
Basic and diluted net loss per share from discontinued operations	—	0.32

Basic and diluted net loss per share	(8.75)	(7.69)
Deemed dividends from issuing Series A convertible preferred stock	(0.57)	—
Series A convertible preferred stock dividends	(0.11)	—

Basic and diluted net loss per share attributable to common stockholders	$(9.43)	$(7.69)

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
For the Years Ended December 31, 2012 and 2011
(In thousands, except share information)

	Series A Convertible Preferred Stock
			Common Stock				Total Stockholders' (Deficit) Equity
					Additional Paid-In Capital	Accumulated Net Losses
	Shares	Amount	Shares	Amount
Balances, December 31, 2010	—	$—	762,040	$8	$58,569	$(50,361)	$8,216
Issuance of common stock, net of issuance costs	—	—	308,372	3	6,597	—	6,600
Non-cash stock compensation	—	—	—	—	933	—	933
Net loss	—	—	—	—	—	(7,599)	(7,599)

Balances, December 31, 2011	—	—	1,070,412	11	66,099	(57,960)	8,150
Reverse stock split adjustment	—	—	(28)	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs	2,500.00000	394	—	—	—	—	—
Beneficial conversion feature on Series A convertible preferred stock	—	(495)	—	—	495	—	495
Conversion of Series A convertible preferred stock to common stock	(855.54814)	—	427,878	—	—	—	—
Make-whole dividends paid in common stock	—	—	12,871	—	101	(101)	—
Accrued dividends on Series A convertible preferred stock	—	—	—	—	—	(22)	(22)
Deemed dividends from issuing Series A convertible preferred stock	—	495	—	—	—	(617)	(617)
Non-cash stock compensation	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	(9,527)	(9,527)

Balances, December 31, 2012	1,644.45186	$394	1,511,133	$11	$67,097	$(68,227)	$(1,119)

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012 and 2011
(In thousands)

	For the Years Ended December 31,
	2012	2011
Operating activities:
Net loss	$(9,527)	$(7,599)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	490	316
Stock compensation	402	933
Warrant derivative charges	2,357	—
Provision for bad debts	276	479
Changes in assets and liabilities:
Accounts receivable	(76)	(494)
Supplies, prepaid expenses and other assets	48	(14)
Accounts payable, accrued expenses and other	90	(163)

Net cash flows from operating activities	(5,940)	(6,542)

Investing activities:
Purchase of property and equipment	(31)	(192)

Net cash flows from investing activities	(31)	(192)

Financing activities:
Net proceeds from issuance of Series A convertible preferred stock	2,079	—
Net proceeds from issuance of common stock	—	6,600
Net proceeds from capital lease financing	—	46
Repayment of capital lease obligations	(121)	(83)

Net cash flows from financing activities	1,958	6,563

Decrease in cash and cash equivalents	(4,013)	(171)
Cash and cash equivalents, beginning	6,385	6,556

Cash and cash equivalents, ending	$2,372	$6,385

Cash paid in interest expense	$25	$19

Non-cash investing and financing activities:
Property and equipment purchased on capital leases	$306	$127

Make-whole Series A convertible preferred stock paid in common stock	$101	$—

Deemed dividends from issuing Series A convertible preferred stock	$617	$—

Fair value of warrants issued with Series A convertible preferred stock offering	$2,127	$—

The accompanying notes are an integral part of these consolidated financial statements.

See Report of Independent Registered Public Accounting Firm.

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

Description of the Company

        We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. ("CMDX"), located in Irvine, California. CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics. CMDX provides its services primarily through the use of array-comparative genomic hybridization ("aCGH"), which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization ("FISH") and G-Band Chromosome analysis. Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

        On April 19, 2010, we announced a strategic and operational restructuring plan (the "Restructuring Plan") intended to significantly reduce operating costs, increase the focus on the Company's diagnostic services business and transition senior management. As part of the Restructuring Plan, we closed our Mukilteo, Washington facility, which had been focused primarily on research, development and commercialization of the Company's oligonucleotide microarray technologies, also known as our "CustomArray" business.

Reverse Stock Split

        On December 4, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-ten (the "Reverse Stock Split"), which became effective at the close of business on that day. As a result, each share of CombiMatrix common stock outstanding as of December 4, 2012 was automatically changed into one-tenth of a share of common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of ten as of December 4, 2012. All historical share and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related products. At December 31, 2012, we had cash and cash equivalents of $2.4 million and

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

anticipate that our cash and cash equivalent balances, combined with $2.7 million of proceeds from the exercise of certain common stock warrants and sales of equity securities subsequent to year-end (see Notes 10 and 12) will be sufficient to meet our cash requirements into the fourth quarter of 2013. As a result, the uncertainty regarding our ability to execute our business plan beyond this point raises substantial doubt about our ability to continue as a going concern.

        Our financial statements for the year ended December 31, 2011 were also prepared assuming we would continue as a going concern. Our history of incurring net losses and net operating cash flow deficits led to the uncertainty regarding our ability to execute our business plans as of December 31, 2011, which also raised substantial doubt about our ability to continue as a going concern at December 31, 2011.

        In order for us to continue as a going concern beyond the fourth quarter of 2013 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amount expected to be collected. The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the years ended December 31, 2012 and 2011, net positive revenue adjustments were $570,000 and $448,000, respectively. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Substantially all of the components and raw materials used in providing our testing services, including array slides and reagents, are currently provided to us from a limited number of sources or in some cases from a single source. Although we believe that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to manufacture products until a new source of supply, if any, could be located and qualified.

        Accounts Receivable and Allowance for Doubtful Accounts.    Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from third-party payors and individuals for services performed. Our policy for assessing the collectability of receivables is dependent upon the major payor source of the underlying revenue. For direct bill clients, an assessment of credit worthiness is performed prior to initial engagement and is reassessed periodically. If deemed necessary, an allowance is established on receivables from direct bill clients. For receivables where insurance carriers have made payments to patients instead of directing payments to us, an allowance is established for a portion of such receivables. The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts. We also review the age of receivables by payor class to assess our allowance at each period end, though we typically do not carry an account receivable for longer than twelve months from the initial recognition date. The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of marketing, general and administrative expenses in the consolidated statements of operations. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor. Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit worthiness or inability to pay.

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

        Derivative Financial Instruments.    We evaluate financial instruments for freestanding or embedded derivatives. Derivative instruments that do not qualify for permanent equity classification are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change. Derivative liabilities are categorized as either short-term or long-term based upon management's estimates as to when the derivative instrument may be realized or based upon the holder's ability to realize the instrument.

        Stock-Based Compensation.    The compensation cost for stock-based awards to employees is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award) which is generally three years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.

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

	For the Years Ended December 31,
	2012	2011
Risk free interest rate	1.3%	2.7%
Volatility	78.5%	63.0%
Expected term	6.3 years	5.8 years
Expected dividends	0%	0%

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock-based compensation expense for 2012 and 2011 attributable to our functional expense categories were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Cost of products and services	$5	$44
Research and development	7	48
Sales and marketing	4	43
General and administrative	386	943
Discontinued operations	—	(145)

Total non-cash stock compensation	$402	$933

        Research and Development Expenses.    Prior to launching a new test or modifying an existing test, extensive laboratory validations consistent with the various regulations that govern our industry must be performed. As a result, research and development expenses include labor, laboratory supplies, and other development costs required to maintain and improve our existing suite of diagnostic test offerings as well as to investigate and develop new tests. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in our products is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

        Advertising.    Costs associated with marketing and advertising of our products and services are expensed as incurred. For the years ended December 31, 2012 and 2011, we incurred marketing and advertising expenses of $312,000 and $327,000, respectively.

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

        Net Loss Per Share.    Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented. Options and warrants to purchase CombiMatrix stock as well as preferred stock convertible into shares of

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share. The following table reflects the excluded dilutive securities:

	For the Years Ended December 31,
	2012	2011
Common stock options	161,933	221,243
Common stock warrants	1,219,479	376,648
Series A preferred stock convertible into common stock	822,431	—

Excluded dilutive securities	2,203,843	597,891

        Recent and Adopted Accounting Pronouncements.    In July 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting standards related to the revenue recognition practices of health care entities that recognize significant amounts of patient service revenues at the time services are rendered even though the entity does not assess the patient's ability to pay for those services. The amendment requires such entities to classify its provision for bad debts related to such revenues as a reduction from patient service revenues rather than as an operating expense as well as enhanced disclosures about an entity's policy for recognizing revenue and bad debt expense for patient service transactions along with quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This amendment was effective for us beginning January 1, 2012. Given that we do not recognize significant amounts of patient service revenues from individual payments but primarily from contracted and non-contracted third-party payors, this standard did not result in a material impact on our consolidated financial position, results of operations or cash flows.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     FAIR VALUE MEASUREMENTS

        The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2012 and 2011, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14	$14	$—	$—

Liabilities:
Derivative warrant liability	$4,484	$—	$—	$4,484

		Fair Value Measurements
December 31, 2011	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,771	$5,771	$—	$—

Liabilities:
Derivative warrant liability	$—	$—	$—	$—

        The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 (in thousands):

Derivative Warrant Liability
Balance, December 31, 2011	$—
Issuances at fair value	2,127
Changes in fair value	2,357

Balance, December 31, 2012	$4,484

        The fair value of the derivative warrant liability is based on Level 3 inputs. For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value recorded. See Note 11 for further discussion of the derivative warrant liability.

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2012	2011
Laboratory equipment	$1,745	$1,431
Furniture and fixtures	103	197
Computer hardware and software	214	100
Leasehold improvements	289	288

	2,351	2,016
Less—accumulated depreciation and amortization	(1,685)	(1,409)

	$666	$607

        Depreciation and amortization expense was $276,000 and $250,000 for the years ended December 31, 2012 and 2011, respectfully. The net book value of assets under capital lease obligations was $523,000 and $314,000 as of December 31, 2012 and 2011, respectively.

6.     BALANCE SHEET COMPONENTS

        Accounts payable, accrued expenses and other accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$610	$411
Payroll and other employee benefits	324	300
Accrued vacation	143	168
Deferred rent	4	56
Other accrued expenses	141	69

	$1,222	$1,004

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Deferred settlement costs	$1,574	$1,781
Stock-based compensation	428	1,171
Accrued liabilities and other	485	483
Net operating loss carryforwards and credits	59,173	56,271

Total deferred tax assets	61,660	59,706
Less: valuation allowance	(61,620)	(59,700)

Deferred tax assets, net of valuation allowance	40	6
Deferred tax liabilities:
Depreciation and amortization	(40)	(6)

Net deferred tax liability	$—	$—

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2012		2011
Statutory federal tax rate	(34%	)	(34%	)
Impact on state tax rates	(5%	)	(5%	)
Warrant valuation	9%		0%
Research and development tax credits	0%		(1%	)
Cancellation of vested non-qualified stock options	9%		9%
Valuation allowance	20%		29%
Other non deductible permanent items	1%		2%

	0%		0%

        At December 31, 2012 and 2011, we had net deferred tax assets totaling approximately $61.7 million and $59.7 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2012, we had federal net operating loss carryforwards of approximately $153.3 million, which begin to expire in 2017 through 2031. In addition, we have tax credit carryforwards of approximately $5.2 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Based on a tax allocation agreement executed between us and Acacia, it is expected that all tax benefits, carryforwards and balances attributable to CombiMatrix Corporation prior to the Split-Off Date will remain with us subsequent to the Split-Off Date.

        Prior to the Split-Off Date, our annual income tax returns were included with Acacia's consolidated tax return filings. Had we filed separate tax returns, the benefit for income taxes recognized by us would not have differed significantly from the amounts reported in our consolidated statements of operations for

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

all years presented. Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate. We have no unrecognized tax benefits as of December 31, 2012 and 2011.

8.     COMMITMENTS AND CONTINGENCIES

Leases

        We have entered into a non-cancelable operating lease for approximately 12,200 square feet of office and laboratory facilities in Irvine, California, with a lease term through January 2014.

        At December 31, 2012, we had twelve capital leases for laboratory equipment with original purchase amounts totaling $699,000 and with useful lives of five years. As of December 31, 2012, the remaining lease obligations (including interest charges) were $567,000 with minimum future lease payments shown below. The weighted average interest rate on the capital lease obligations was 14.2%, based on remaining lease obligations as of December 31, 2012. The fair value of the capital lease obligations was not significantly different from their carrying amounts for all periods presented.

        Future minimum lease payments for all of our facilities and leased equipment are as follows (in thousands):

        Years ending December 31:

	Operating Leases	Capital Leases	Total
2013	$170	$313	$483
2014	14	181	195
2015	—	47	47
2016	—	23	23
2017	—	3	3

Total minimum lease payments	$184	567	$751

Less—imputed interest		(88)

Present value of capital lease obligations		479
Less—current portion		(253)

Capital lease obligations, net of current portion		$226

        Rent expense for the years ended December 31, 2012 and 2011 was $288,000 and $302,000, respectively.

Executive Severance

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $100,000 in each of the years ended December 31, 2012 and 2011, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys' fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable, permitting Strathmann to file an Amended Complaint and remanding the matter back to the Superior Court. We have now filed a Demurrer to that Amended Complaint, seeking to have the matter dismissed. We believe that this litigation is frivolous and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful. No contingent liability has been recognized due to the lack of specificity relating to the damages being sought by Strathmann and management's assessment that the likelihood of materially unfavorable outcome to be remote in nature.

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

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

certain guidelines issued by the Internal Revenue Service. We may contribute to the Retirement Plan at the discretion of our board of directors. There were no contributions made by us during any of the years presented.

10.   SHAREHOLDERS' EQUITY

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

Preferred Stock Financing—Description

        On September 28, 2012 (the "Commitment Date"), we entered into a securities purchase agreement (the "Purchase Agreement") with certain accredited investors (the "Investors"), pursuant to which we would sell and issue 1,050.70039 shares of newly created Series A 6% Convertible Preferred Stock (the "Series A Stock") to the Investors at a purchase price of $1,000 per share in an initial closing that occurred on October 1, 2012 (the "First Closing") and, subject to stockholder approval, would sell and issue 1,449.29961 additional shares of Series A Stock to the Investors at a purchase price of $1,000 per share within five business days after such stockholder approval was obtained (the "Second Closing") (combined, the "Series A Financing"). A special stockholders' meeting was held on November 29, 2012 in which stockholder approval for the Second Closing was obtained. On December 6, 2012, the Second Closing occurred and the remaining $1.45 million of aggregate proceeds was paid to us. After certain offering-related costs were incurred, the net proceeds received by us from the Series A Financing were $2.1 million.

        The Series A Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like) but ranks senior to our common stock with respect to dividends and to distributions upon a deemed dissolution, liquidation or winding-up of the Company. Holders of the Series A Stock are entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually. If the Series A Stock is converted into common stock prior to the third anniversary of its issuance date, we will pay to each holder of Series A Stock converting to common stock, as a "make-whole" payment in cash or, subject to certain conditions, in common stock, in an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock. Dividends are payable in cash or in additional shares of common stock (subject to a 20% discount) if certain trading requirements prior to the dividend payment dates are achieved. Also, each share of Series A Stock is convertible at any time at the holder's option into shares of our common stock at an initial conversion price of $4.9112 per share of common stock, which was 77.5% of the three-day volume weighted average price ("VWAP") of one share of common stock immediately prior to the execution of the Purchase Agreement. The conversion price of the Series A Stock is subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than for certain excepted issuances, at a price below the then-current conversion price of the Series A Stock. The conversion price of the Series A Stock will be reduced to the lesser of the then-applicable

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion price or 77.5% of the three-day VWAP of one share of common stock immediately prior to each of the following dates: (i) each "Effective Date"; (ii) the Second Closing; and (iii) the 180th calendar day following each Effective Date, which is defined as each date that a registration statement filed by us pursuant to the Registration Rights Agreement (described below) is declared effective by the SEC. The conversion price of the Series A Stock also is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and similar events. As a result of the Second Closing, the conversion price for the Series A Financing was reduced to $1.9995 per share, or the equivalent of 1.25 million shares of common stock issuable upon conversion of all Series A Stock. During December 2012, the Investors converted 855.54814 shares of Series A Stock into 427,878 shares of common stock. In addition, 12,871 shares of common stock were issued to the Investors in payment of the make-whole dividends related to the Series A Stock conversions. The combination of make-whole dividends paid plus accrual of the 6% contractual dividend rate was $123,000 for the period ended December 31, 2012.

        In addition to the issuance of the Series A Stock, at the First Closing, we issued warrants to purchase 213,945 shares of common stock to the Investors. These warrants have a term of 5 1/2 years and become exercisable six months from the First Closing, with an initial exercise price of $9.50 per share. At the Second Closing, we issued warrants to purchase 724,825 shares of common stock to the Investors. These warrants have a term of 5 1/2 years and become exercisable six months from the Second Closing, with an initial exercise price of $2.36 per share (collectively, the "Series A Warrants"). The exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants are subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.

        On the Commitment Date, we entered into a Registration Rights Agreement with the Investors (the "Registration Rights Agreement"), which requires us to not later than 15 days after each closing, file a registration statement with the SEC registering for resale: (i) the shares of common stock issuable upon conversion of the Series A Stock; (ii) the shares of Common Stock issuable as dividends and "make-whole" payments on the Series A Stock; (iii) the shares of common stock issuable upon exercise of the Series A Warrants; and (iv) any additional shares of common stock issuable in connection with any anti-dilution provisions of the Series A Stock or the Series A Warrants. On October 10, 2012, we filed a resale registration statement on Form S-3 with the SEC pursuant to our obligations under the Registration Rights Agreement relating to the First Closing, which was declared effective on December 13, 2012. On December 20, 2012, we filed a resale registration statement on Form S-3 with the SEC pursuant to our obligations under the Registration Rights Agreement relating to the Second Closing, which was declared effective on January 7, 2013.

        The holders of Series A Stock may require us to: (A) redeem the Series A Stock for a cash payment of at least 130% of the stated value of the Series A Stock; or (B) either redeem the Series A Stock in exchange for the issuance of common stock valued at a discount of 25% to the preceding 10-day VWAP or increase the dividend payable on the Series A Stock to 18% per year, in each case dependent upon the occurrence of certain triggering events based upon: (i) the failure of the initial registration statement to be declared effective as required by the Registration Rights Agreement; (ii) the lapse of effectiveness of one or more of the registration statements; (iii) the failure to timely deliver stock certificates; (iv) the breach of certain provisions of the Registration Rights Agreement; (v) the failure to pay certain liquidated damages or penalties required by the Certificate of Designation or Registration Rights Agreement; (vi) the failure to have available a sufficient number of authorized and unreserved shares of common stock to issue upon conversion of Series A Stock; (vii) the material, uncured failure by us to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any material breach of any of the transaction agreements; (viii) the redemption of any common stock, subject to certain exceptions; (ix) a

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in control as defined in the transaction documents; (x) bankruptcy, assignment for benefit of creditors, or similar insolvency event by us; (xi) the delisting of the common stock for more than five trading days; or (xii) any monetary judgment or similar order for more than $500,000 against us, our subsidiary, or any of our respective properties or other assets that is not covered by insurance and remains un-vacated, un-bonded or un-stayed for a period of 45 calendar days.

        For a period of 12 months following the First Closing, we have granted the Investors a right of first offer on certain of our future issuances of securities. We have also agreed to certain standstill provisions, pursuant to which, if the Second Closing occurs, we may not issue any equity securities (or securities convertible into equity) until 180 days following the Second Closing (except for certain exempt issuances); provided, however, if the registration statements covering common stock issuable upon conversion of the Series A Stock and exercise of the Series A Warrants sold and issued at both the First Closing and Second Closing are declared effective prior to March 1, 2013, then the restriction on our issuance of equity securities (or securities convertible into equity) will expire on March 1, 2013. In addition, until all Investors no longer hold Series A Stock or Series A Warrants: (i) we may not sell any variable rate securities or dilutive securities except for certain exempt issuances; (ii) if we enter into a subsequent financing on more favorable terms than the Series A Stock financing, then the agreements between us and the Selling Stockholders will be amended to include such more favorable terms; and (iii) we may not sell securities at an effective price per share less than $4.9112 except for certain exempt issuances.

Preferred Stock Financing—Accounting and Recognition

        As described above, there are certain circumstances that if they occur, would be considered triggering events requiring us to redeem the Series A Stock from the Investors for cash. Because certain of these events are considered to be outside of our control, we have classified the Series A Stock as mezzanine equity (i.e., outside of permanent equity) on our December 31, 2012 consolidated balance sheet, net of offering-related costs allocated to the Series A Stock. Also, given that the conversion price of the Series A Stock was below the closing market price of our common stock at Closing, we recognized a beneficial conversion feature in the amount of $495,000, which was limited to and reduced the net proceeds allocated to the Series A Stock with a corresponding increase to paid-in capital. Since the Series A Stock is immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings with a corresponding increase to the Series A Stock.

        We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to the Company's own stock. The Series A Warrants issued to Investors contain such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations. We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at each valuation date: (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms ranging from 5.3 years to 5.5 years; (iii) historical volatilities commensurate with the term of the Series A Warrants ranging from 65.6% to 103.9%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants ranging from 0.7% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that the Company will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms. The result of these valuation simulations was to initially value the Series A Warrants issued at a

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combined $2.1 million derivative liability, with the residual value of $495,000 allocated to the Series A Stock. Because the value of the Series A Warrants issued at the First Closing exceeded the consideration paid by Investors by $122,000, this amount was recorded as a deemed dividend charged to retained earnings at the First Closing. Subsequently, the fair value of the warrants increased to $4.5 million, resulting in $2.4 million of non-operating, warrant derivative charges recognized for the period ending December 31, 2012.

        Offering-related costs that were paid or accrued as of and for the period ending December 31, 2012 of $527,000 were allocated between the Series A Warrants and Series A Stock on a pro-rata basis, resulting in $427,000 allocated to the Series A Warrants and $101,000 allocated to the Series A Stock. Offering-related costs allocated to the Series A Warrants are being amortized over the Series A Warrant exercise restriction period of six months from issuance of the Series A Warrants, which resulted in $147,000 of additional interest expense charges in the period ending December 31, 2012.

Common Stock Financing

        There were no common stock financings in 2012.

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

Warrants

        Outstanding warrants to purchase our common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of December 31,
			Exercise Price
	2012	2011		Expiration
Liability-classified warrants:
October 2012	213,945	—	$9.50	March 2018
December 2012	724,825	—	$2.36	June 2018

	938,770	—

Equity-classified warrants:
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	2,967	2,967	$75.00 - $90.00	May 2014 - June 2014
May 2009	109,997	109,997	$90.00	May 2014
July 2008	33,698	33,698	$118.70 - $136.50	July 2013
May 2007	—	95,939	$55.00	May 2012

Total	280,709	376,648

Total—all warrants	1,219,479	376,648

11.   STOCK OPTIONS

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

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, the Committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in our employ

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three- or four-year vesting term following the date of grant and expire ten years after the grant date. The authorized number of shares of common stock subject to the CombiMatrix Plan was originally 810,000 shares (adjusted for the Reverse Split), and increases by 3% of the total number of CombiMatrix stock outstanding at the end of each calendar year beginning in 2007. On September 10, 2012, our Board of Directors approved a resolution to reduce the authorized number of shares under the CombiMatrix Plan by 300,000 shares. At December 31, 2012, there were approximately 596,000 authorized shares available under the CombiMatrix Plan, with approximately 434,000 shares available for grant.

        The following is a summary of the stock option activities under the CombiMatrix Plan for 2012 and 2011:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2010	167,787	$59.05	8.2 years	$11
Granted	79,767	$23.36
Exercised	—	$—
Forfeited	(20,266)	$27.22
Cancelled	(6,045)	$65.65

Balance at December 31, 2011	221,243	$48.92	7.8 years	$6
Granted	60,000	$10.00
Exercised	—	$—
Forfeited	(52,933)	$22.47
Cancelled	(66,377)	$67.91

Balance at December 31, 2012	161,933	$35.36	7.7 years	$23

Exercisable at December 31, 2011	126,954	$65.22	6.9 years	$1

Exercisable at December 31, 2012	84,335	$54.16	6.6 years	$—

        Information related to options granted under the CombiMatrix Plan for 2012 and 2011 is as follows:

	December 31,
	2012	2011
Weighted average fair values of options granted	$6.23	$13.70
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	60,000	79,767
Less than market price on the grant date	—	—

        There were no option exercises during 2012 or 2011. The aggregate fair value of options vested during the years ended December 31, 2012 and 2011 was $600,000 and $1.4 million, respectively. As of December 31, 2012, the total unrecognized compensation expense related to non-vested stock option

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards was $581,000, which is expected to be recognized over a weighted average term of approximately 2.4 years.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. At December 31, 2012, there were 4.0 million authorized shares available under the CMDX Plan, with approximately 3.7 million shares available for grant.

        The following is a summary of stock option activities for the CMDX Plan for 2012 and 2011:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2010	451,000	$0.38	4.9 years	$61
Granted	—	$—
Exercised	—	$—
Cancelled	(40,000)	$0.50

Balance at December 31, 2011	411,000	$0.36	4.2 years	$60
Granted	—	$—
Exercised	—	$—
Cancelled	(120,000)	$0.43

Balance at December 31, 2012	291,000	$0.34	3.1 years	$51

Exercisable at December 31, 2011	361,000	$0.34	4.2 years	$60

Exercisable at December 31, 2012	241,000	$0.30	3.0 years	$50

        There were no option grants during 2012 or 2011 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2012 and 2011 was not significant. As of December 31, 2012, the total unrecognized compensation expense related to non-vested stock option awards was not significant.

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-Based Compensation." For the years ended December 31, 2012 and 2011, non-cash charges recognized from stock option awards granted to non-employees was not significant.

12.   SUBSEQUENT EVENTS

        On January 4, 2013, accrued Series A dividends of $22,000 were paid by issuing 4,164 shares of common stock to the Investors.

        On February 26, 2013, we entered into an agreement with the Investors to modify the Warrants such that they would become immediately exercisable as of February 22, 2013 (the "Modification Date"). Since

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Modification Date through March 20, 2013, 329,820 shares of common stock have been issued from exercise of the Warrants, resulting in gross proceeds to the Company of $934,000.

        On March 11, 2013, we received written notice (the "Notice") from The NASDAQ Stock Market indicating that we were no longer in compliance with the minimum stockholders' equity requirement for continued listing on The NASDAQ Capital Market. NASDAQ Capital Market Listing Rule 5550(b)(1) (the "Listing Rule") requires registrants to maintain a minimum of $2,5 million in stockholders equity unless the registrant has met one of the alternative standards of market value of listed securities or net income from continuing operations. In our Form 8-K filed on February 27, 2013, we reported stockholders' equity of negative $1.1 million for the period ended December 31, 2012. As such, we are currently not in compliance with the Listing Rule due to our $3.6 million shortfall in stockholders' equity noted. The Notice has no immediate effect on the listing of our common stock. In the Notice, NASDAQ requested that we provide our plan to regain compliance with the continued listing requirements before April 25, 2013. If NASDAQ accepts the plan, it can grant us an additional 180 days from the date of the Notice for us to evidence compliance with the Listing Rule. If NASDAQ does not accept the plan, we will have the opportunity to appeal any delisting decision to a NASDAQ Listings Qualifications Panel. We are currently evaluating various alternative courses of action to regain compliance, and we intend to submit a plan with NASDAQ before April 25, 2013 to maintain our NASDAQ listing. We are working diligently to regain compliance with the Listing Rule.

        As a result of the resignation of Martin Felsenthal from our Board of Directors on March 15, 2013, we are no longer in compliance with NASDAQ Listing Rule 5605(b)(1), which requires that a majority of our Board be comprised of independent directors. On March 18, 2013, we received a notice from the Staff of The Nasdaq Stock Market in this regard. In accordance with NASDAQ Listing Rule 5605(b)(1)(A), the notice states that Nasdaq will provide us a cure period, in order to regain compliance, until the earlier of our next annual stockholders' meeting or March 15, 2014; or if the next annual stockholders' meeting is held before September 11, 2013, then we must evidence compliance no later than September 11, 2013.

        Subsequent to December 31, 2012 and through the date of this report, the Investors have converted all of the remaining 1,644.45186 shares of Series A Stock into 822,421 shares of common stock. In addition, 50,307 shares of common stock were issued to the Investors in payment of the make-whole and 6% accrued dividends related to the Series A Stock conversions. The combination of make-whole dividends plus the 6% contractual dividends paid in shares of common stock was $180,000.

        On March 19, 2013, we entered into a definitive securities purchase agreement (the "Purchase Agreement") with an existing institutional investor to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610 units consisting of Series B 6% convertible preferred stock (the "Series B Preferred Stock") and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the "Series B Warrants") in a registered direct offering (the "Series B Offering") of securities off of our existing shelf registration statement on Form S-3 (File No. 333-176372). The Series B Offering closed on March 20, 2013 ("Closing"). The Series B Preferred Stock and Series B Warrants were sold in multiples of fixed combination, with each fixed combination consisting of one share of Series B Preferred Stock and a Series B Warrant to purchase approximately 171 shares of common stock. Each fixed combination of Series B Preferred Stock and Series B Warrants were sold at a price of $1,000. The Series B Preferred Stock is convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share. The Series B Preferred Stock is not convertible into greater than 19.99% (when aggregated with the common shares purchased in the Offering) of our outstanding common stock unless and until stockholder approval is obtained. The Series B Warrants are not exercisable for six months from Closing, and the Series B Preferred Stock will accrue dividends at an annual rate of 6% beginning six months after Closing, assuming the Series B Preferred Stock has not been converted by

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that time. Upon closing of the Offering, we received proceeds of $1.76 million, net of placement agent fees and other related costs. Also as a result of the Offering, the exercise price of certain Series A Warrants automatically ratcheted down by their terms from their original exercise price of $9.50 per share to an adjusted exercise price of $3.05 per share, and the underlying shares exercisable was automatically increased from 213,945 shares to 666,365 shares.

        Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on March 19, 2013 (the "Certificate of Designation"), the Series B Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. Each share of Series B Preferred Stock carries a 6% per annum dividend that will begin accruing six months after Closing and will be payable only in cash. Subject to certain exceptions, the conversion price of the Series B Preferred Stock is subject to full ratchet anti-dilution adjustment in the event we issue any convertible debt or equity below the then-current conversion price (subject to the limits imposed by General Instruction I.B.6. of Form S-3). In the event the Company commits material and intentional fraud, we may be required to redeem the Series B Preferred Stock in exchange for the issuance of common stock valued at 130% of the stated value divided by 75% of the average of the preceding 10-day volume-weighted average price of the common stock, subject to the limits imposed by General Instruction I.B.6. of Form S-3.

        The Series B Warrants have a 5 1/2 year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and are not exercisable for the first six months following issuance. The Series B Warrants are not subject to price anti-dilution protection.

        Pursuant to the terms of the Purchase Agreement, we have also agreed with the Investor that while such Investor holds Series B Preferred Stock or Series B Warrants, we will not effect or enter into an agreement to effect a "Variable Rate Transaction," which means a transaction in which the Company: (i) issues or sells any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of the common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company; or (ii) enters into any agreement (including, without limitation, an equity line of credit) whereby the Company may sell securities at a future determined price.

        We also agreed with the Investor pursuant to the Purchase Agreement that, except under certain permitted circumstances: (i) until the later of the date that is six months from the closing or 30 days following the date on which the Series B Preferred Stock is no longer outstanding it will not issue, or enter into any agreement to issue, any shares of common stock or equivalents thereof; (ii) until the time that less than 7.5% of the Series B Warrants remain outstanding, neither the Company nor its subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants; (iii) so long as any shares of Series B Preferred Stock are outstanding, neither the Company nor its subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents at a price below the conversion price of the Series B Preferred Stock unless all shares of common stock underlying the Series B Preferred Stock (taking into consideration the effect of the full adjustment of the anti-dilution provisions from such dilutive issuance) are permitted by General Instruction I.B.6. of Form S-3 to be issued under the registration statement; (iv) if the Company issues

COMBIMATRIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

securities within the nine months following Closing under the Purchase Agreement, and subject to the preexisting rights of other security holders, the Investor shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities; and (v) the Company will indemnify the Investor against certain losses resulting from the Company's breach of any of its representations, warranties, or covenants under agreements with the Investor, as well as under certain other circumstances described in the Purchase Agreement.

        The Investor has agreed to be subject to a blocker that (i) would prevent its common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of the Company's outstanding common stock; or (ii) would prevent us from issuing any shares of common stock to the Investor upon the conversion by such Investor of Series B Preferred Stock if the issuance of such shares to the Investor, when aggregated with all other shares of common stock sold to the Investor under the Purchase Agreement together with all shares of common stock issued upon the conversion of Series B Preferred Stock, would result in the total issuance of common stock to exceed 19.99% of our outstanding common stock, without first obtaining the approval of our stockholders. We have agreed to seek stockholder approval at our next annual stockholders' meeting for the terms of the Series B Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series B Preferred Stock.

        The net proceeds to us from the sale and issuance of the common stock, Series B Preferred Stock and Series B Warrants, after deducting placement agent fees and the estimated offering expenses borne by the Company, and excluding the proceeds, if any, from the exercise of the Series B Warrants, were approximately $1.76 million. After giving effect to the sale and issuance of the common stock, Series B Preferred Stock and Series B Warrants, but without giving effect to the exercise of the warrants and conversion of the Series B Preferred Stock being offered and sold, we had 2,913,030 shares of common stock outstanding.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation(2)
3.3	Certificate of Amendment of Certificate of Incorporation(3)
3.4	Second Amended and Restated Bylaws(4)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock(5)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock (32)
10.1†	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010(6)
10.2†	Restated Executive Change in Control Severance Plan(7)
10.3†	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010(8)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010(9)
10.5	Amendment No. 4 to the Lease effective as of October 21, 2012(10)
10.6†	2006 Stock Incentive Plan, as amended(11)
10.7†	Form of Stock Incentive Plan Agreement(12)
10.8	Employment Agreement for Mark McDonough(13)
10.9	Form of Amended and Restated Indemnification Agreement(14)
10.10	Warrant (exercise price of $11.87 per share)(15)
10.11	Warrant (exercise price of $13.65 per share)(16)
10.12	Registration Rights Agreement(17)
10.13	Form of Securities Purchase Agreement dated as of April 1, 2011(18)
10.14	Form of Investors Rights Agreement dated as of April 1, 2011(19)
10.15	HLM Rights Agreement dated as of April 1, 2011(20)
10.16	Form of Warrant to Purchase Common Stock issued on April 7, 2011(21)
10.17	Form of Indemnity Agreement(22)
10.18	Form of Securities Purchase Agreement dated as of September 28, 2012(23)
10.19	Form of Warrant to Purchase Common Stock(24)
10.20	Form of Registration Rights Agreement dated as of September 28, 2012(25)
10.21	Form of Lock-Up Agreement dated as of September 28, 2012(26)
10.22	Form of Voting Agreement dated as of September 28, 2012(27)
10.23	Consent and Waiver executed on December 4, 2012(28)
10.24	Employment Agreement for Richard Hockett, M.D.(29)
10.25	Amendment to CombiMatrix 2006 Stock Incentive Plan(30)

Exhibit Number	Description
10.26	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013(31)
10.27	Form of Warrant to Purchase Common Stock(33)
10.28	Form of Securities Purchase Agreement dated as of March 19, 2013(34)
10.29	Placement Agent Agreement, dated July 13, 2012, between the Company and C. K. Cooper & Company(35)
10.30	Addendum to Placement Agent Agreement, dated September 10, 2012, between the Company and C. K. Cooper & Company(36)
10.31	Addendum to Placement Agent Agreement, dated March 14, 2013, between the Company and C. K. Cooper & Company (37)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002(*)
101.0
The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Stockholders' (Deficit) Equity for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(**)

(*)
Included herewith.

(**)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections, included herewith.

†
Denotes management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), filed with the SEC on December 26, 2006.

(2)
Incorporated by reference to Exhibit 3.1A to the Company's Quarterly Report on Form 10-Q filed August 14, 2008.

(3)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

(4)
Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

(5)
Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(6)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)
Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(8)
Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(9)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(10)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

(11)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(12)
Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

(15)
Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(16)
Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(17)
Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(18)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(20)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(21)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(22)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(23)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(24)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(25)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(26)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(27)
Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(28)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.

(29)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 11, 2012.

(30)
Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(31)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.

(32)
Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(33)
Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(34)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(35)
Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(36)
Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

(37)
Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.