Form 10-K/A
period 2012-12-31
CombiMatrix Corp
filed 2013-04-26
CIK 1383183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 000-1383183

COMBIMATRIX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	47-0899439 (I.R.S. Employer Identification No.)

310 GODDARD, SUITE 150, IRVINE, CA (Address of principal executive offices)	92618 (Zip Code)

Registrant’s telephone number, including area code:  (949) 753-0624

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated file ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $7,420,000, based upon the last reported sale price of the registrant’s common stock on that date as reported by Nasdaq.  For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 22, 2013, was 3,526,191.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into this Form 10-K:  None.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (originally filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013) is being filed in order to amend Items 10 through 14 of Part III to include information that we previously anticipated providing by incorporating by reference from the definitive proxy statement for our 2013 Annual Meeting of Stockholders.  In accordance with General Instruction G(3) to Form 10-K, we hereby amend Items 10, 11, 12, 13 and 14 of Part III contained in our Annual Report on Form 10-K to provide the additional required information as set forth below.  Part IV, Item 15 is also set forth below to reflect the inclusion of the certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.  The complete text of Items 10 through 15, as amended, is included in this amendment.  With the exception of the foregoing, no other changes are being made to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

Our executive officers and directors and their ages as of March 31, 2013, are as follows:

Name	Age	Position(s)
Mark McDonough*	44	President, Chief Executive Officer and Director
Scott R. Burell	48	Chief Financial Officer, Secretary and Treasurer
R. Judd Jessup*	65	Chairman of the Board
Richard D. Hockett, Jr., M.D.*	54	Chief Medical Officer and Director
Scott Gottlieb, M.D.* ^ +	40	Director
Wei Richard Ding* ^ +	43	Director
Jeremy M. Jones* +	71	Director

*              Nominee for election to Board
+              Member of the Audit Committee and Compensation Committee
^              Member of the Nominating and Governance Committee

Mark McDonough has served as our President, Chief Executive Officer and a member of our Board since March 2013.  From August 2012 to March 2013, Mr. McDonough served as our Chief Commercial Officer.  Mr. McDonough has over 16 years of experience in diagnostic healthcare and life sciences.  Prior to joining us, Mr. McDonough was Vice President of Sales and Service at Pathwork Diagnostics, a venture capital-backed molecular diagnostic company, from September 2008 to August 2012.  From January 2002 to September 2007, Mr. McDonough held various positions at US LABS, a Pathology services company that eventually became a division of LabCorp, a public company, ultimately becoming Vice President of Sales.  He also served in an executive capacity at Dianon, a division of Laboratory Corporation of America, from September 2007 to July 2008 and at Laboratory Corporation of America, a public laboratory services company, from July 2008 to September 2008.  From May 2001 to January 2002, Mr. McDonough was a Sales executive with EMC Corporation, a data storage company, and from August 1997 to May 2001, he held various positions of increasing responsibility with Ventana Medical Systems, a capital equipment, cancer diagnostics company.  Prior to entering the healthcare industry, Mr. McDonough was a ranking officer in the United States Navy for six years where he served as Navigator of the USS Fletcher (DD 992).  Mr. McDonough received a Bachelor’s Degree in Finance from Miami University-Ohio.  We believe Mr. McDonough’s qualifications to serve on our Board include his commercial expertise as an executive, his technical depth in microarray technology and cancer diagnostics, his strategic vision, and familiarity with senior executives in industry as well as with venture capitalists.

R. Judd Jessup has served on our Board since August 2010, has served as Chairman of our Board since March 2013 and served as our President and Chief Executive Officer from August 2010 to March 2013.  Mr. Jessup has over 35 years of experience in the healthcare and managed care industries.  Most recently, he was Chief Executive Officer of US LABS, a national laboratory which provides cancer diagnostics and genetic testing services, from 2002 to 2005.  He has extensive background in the managed care industry having served as President of the Health Plans Division for FHP International from 1994 to 1996 as well as President of TakeCare, Inc., a publicly traded HMO operating in California, Colorado, Illinois and Ohio until it was sold to FHP.  Mr. Jessup currently serves on the board of directors of Corvel Corporation, a publicly traded company.  He served on the board of directors of NovaMed, Inc., a publicly traded company, from November 1998 until May 2011.  We believe Mr. Jessup’s qualifications to serve on our Board include his significant executive experience with the strategic, financial, and operational requirements of large health care organizations, including serving as an audit committee chair.

Scott R. Burell has served as our Chief Financial Officer, Secretary and Treasurer since November 2006. Previously, he served as our Vice President of Finance from November 2001 through November 2006, and as our Controller from February 2000 through November 2001. From May 1999 to February 2001, Mr. Burell served as the Controller for Network Commerce, Inc., a publicly traded technology and infrastructure company located in Seattle. Prior to May 1999, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle. Mr. Burell is a certified public accountant in the state of Washington (currently inactive) and holds B.S. degrees in Accounting and Business Finance from Central Washington University. Mr. Burell is a member of the American Institute and Washington Society of Certified Public Accountants.

Richard D. Hockett, Jr., M.D. has served as our Chief Medical Officer since April 2012 and has served on our Board since March 2013. Prior to joining us, Dr. Hockett was the Chief Medical Officer from March 2009 to April 2012 at Affymetrix, Inc., a genomic analysis tools company, where his responsibilities included applied genomics, new technology development, and regulatory affairs. From November 2008 to March 2009, Dr. Hockett was an independent consultant for Affymetrix. From 1999 to November 2008, Dr. Hockett was a Medical Fellow II, Group Leader for Genomic Medicine at Eli Lilly and Company, a pharmaceutical company.  Dr. Hockett started his career as an Academic Pathologist in the Department of Pathology at the University of Alabama at Birmingham, where he oversaw the Clinical Immunology and Molecular Diagnostic Laboratories. Dr. Hockett is a board certified Clinical Pathologist, received his M.D. degree from the University of Minnesota and did his residency in Clinical Pathology at Washington University, St. Louis.  We believe Dr. Hocket’s qualifications to serve on our Board include his laboratory experience, knowledge of genetic analysis and executive management experience in the medical technology field.

Scott Gottlieb, M.D. has served on our Board since January 2009.  Dr. Gottlieb is currently a Resident Fellow at the American Enterprise Institute.  Dr. Gottlieb is also a Clinical Assistant Professor at the NYU School of Medicine.  From 2005 until 2007, Dr. Gottlieb served at the Food and Drug Administration (“FDA”) as Deputy Commissioner for Medical and Scientific Affairs and before that, from 2003 until 2004, as Senior Advisor for Medical Technology to the FDA Commissioner and as the FDA’s Director of Medical Policy Development. He left the FDA in the Spring of 2004 to work on implementation of the new Medicare Drug Benefit as a Senior Adviser to the Administrator of Medicare and Medicaid Services, where he supported the agency’s policy work on quality improvement and coverage and payment decision-making, particularly related to new medical technologies. Dr. Gottlieb currently serves on the board of directors of Molecular Insight Pharmaceuticals. We believe Dr. Gottlieb’s qualifications to serve on our Board include his experience as a Wall Street analyst, practicing physician, and most importantly in senior roles in the U.S. government, including his former role as Deputy Commissioner of the U.S. Food and Drug Administration.  CombiMatrix operates in business segments where regulation and regulatory strategy need to be considered and Dr. Gottlieb’s insights are beneficial to us.  Dr. Gottlieb completed his residency in internal medicine at the Mount Sinai Hospital in New York City and is a graduate of the Mount Sinai School of Medicine and of Wesleyan University in Connecticut.

Wei Richard Ding has served on our Board since February 2012.  He is the Chief Executive Officer and a member of the board of directors of bioTheranostics Inc., a San Diego-based developer of molecular diagnostic tests and laboratory.  Mr. Ding has been bioTheranostics’ CEO since September 2008 and was the Vice President, Strategy and Business Development of France-based bioMerieux, a global leader in the field of in vitro diagnostics from 2006 to 2008.  Mr. Ding has also worked for Eli Lilly and Company, TenFold Corporation and Myriad Genetics, and is an active speaker and leader in the field of personalized medicine. We believe Mr. Ding’s qualifications to serve on our Board include his detailed knowledge of the molecular diagnostics market. In addition, Mr. Ding’s experience and expertise in operating an early stage diagnostics company will provide excellent insight to the Board.

Jeremy M. Jones, has served on our Board since November 2012.  He is the Chairman of On Assignment, Inc., a publicly traded professional staffing firm, where he has served as a director since May 1995.  Mr. Jones has been an investor and business development consultant since February 1998.  From 1987 to 1995, Mr. Jones was Chief Executive Officer and Chairman of the Board of Homedco Group, Inc., a home healthcare services company, which became publicly traded in 1991.  Homedco merged into Apria Healthcare Group, Inc. in 1995 and from 1995 through January 1998, Mr. Jones was Chief Executive Officer and Chairman of the Board of Apria Healthcare Group, Inc., which also provided home healthcare services.  Mr. Jones served as Chairman of the Board of Byram Healthcare Centers, a provider of retail medical supplies and wholesale medical and hospital equipment, from February 1999 until its sale in March of 2008.  Mr. Jones was a director for Access Point Medical from May 2004 to December 2005.  Mr. Jones was a director of US Labs, an esoteric oncology and hematopathology laboratory from November 2003 through February 2005.  From July 2003 to January 2011, Mr. Jones served as Chairman of LifeCare Solutions, Inc., a provider of integrated home healthcare products and services.  Mr. Jones holds a bachelor’s degree in business administration from the University of Iowa.  We believe Mr. Jones’ qualifications to serve on our Board include his significant executive experience with the strategic, financial, and operational requirements of public health care organizations, including serving as Chairman for those organizations.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our director nominees or executive officers and any other of our director nominees or executive officers.

BOARD OF DIRECTORS

Overview

Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least five and no more than nine members. Our Board has fixed the exact number of directors at seven. Our Board currently consists of six members, three of whom — Messrs. Gottlieb, Ding and Jones — our Board has determined to be independent under the rules of the NASDAQ Stock Market. We are not in compliance with NASDAQ Listing Rule 5605(b)(1), which requires that a majority of our Board be comprised of independent directors. We have been given a cure period, in order to regain compliance, until no later than September 11, 2013. Mr. Jessup serves as Chairman of the Board, and we believe that separation of the Chairman and Chief Executive Officer roles supports the independent nature of our Board.

In connection with its investment in us in April 2011, HLM Venture Partners III, LP (“HLM”) was given the right to require the Board to, consistent with its fiduciary duties, fill one vacancy on the Board with a director designated by HLM who is not an affiliate of HLM and who has industry experience relevant to our business and fill one vacancy on the Board with a director designated by HLM who is an affiliate of HLM. HLM has waived the requirement to maintain vacancies on our Board for this purpose, but such waiver is revocable by HLM at any time upon 45 days’ prior written notice to us.

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

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each committee operates pursuant to a charter that may be viewed on our website at www.combimatrix.com. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

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

Our Audit Committee consists of Messrs. Ding (the committee’s Chairman), Jones and Gottlieb. The Board has determined that all members of our Audit Committee are independent under the listing standards of the NASDAQ Stock Market and the rules of the Securities and Exchange Commission, and that Mr. Jones qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

Compensation Committee. Our Compensation Committee assists our Board in determining the compensation of our executive officers and directors. The Compensation Committee is responsible for approving the compensation package of each executive officer and recommending each executive officer’s compensation to the Board. The Compensation Committee also administers our 2006 Stock Incentive Plan, as amended. The Compensation Committee may form and delegate any of its responsibilities to subcommittees when appropriate.

Our Compensation Committee consists of Messrs. Jones (the committee’s Chairman), Ding and Gottlieb. The Board has determined that all members of our Compensation Committee are independent under the listing standards of the NASDAQ Stock Market.

Nominating and Governance Committee. Our Nominating and Governance Committee assists our Board by identifying and recommending individuals qualified to become members of our Board (subject to legal rights, if any, of third parties to nominate or appoint directors), and establishing, evaluating and overseeing our corporate governance processes and guidelines.

Our Nominating and Governance Committee consists of Messrs. Gottlieb (the committee’s Chairman) and Ding. The Board has determined that all members of our Nominating and Governance Committee are independent under the listing standards of the NASDAQ Stock Market.

The Nominating and Governance Committee will consider candidates recommended by stockholders. To recommend director candidates, stockholders should submit their suggestions in writing to the Corporate Secretary, providing the proposed nominee’s name, biographical data and other information about the proposed nominee and the nominating stockholder(s) as required by our Bylaws, together with a consent from the proposed nominee to serve on the Board if nominated and elected.

There are no specific minimum qualifications that the Nominating and Governance Committee requires to be met by a director nominee recommended for a position on the Board, nor are there any specific qualities or skills that are necessary for one or more members of our Board to possess, other than as are necessary to meet the requirements of the rules and regulations applicable to us. The Nominating and Governance Committee considers a potential candidate’s experience, areas of expertise, and other factors relative to the overall composition of the Board, including the following characteristics:

•                  broad experience in business, finance or administration;

•                  the independence requirements imposed by the Securities and Exchange Commission and the NASDAQ Stock Market; and

•                  a background that provides a portfolio of experience and knowledge relevant to our industry.

The Nominating and Governance Committee has the following policy with regard to the consideration of any director candidates recommended by security holders for the annual meeting of stockholders (subject to legal rights, if any, of third parties to nominate or appoint directors):

•                  A stockholder wishing to nominate a candidate for election to the Board at the next annual meeting is required to give written notice addressed to CombiMatrix Corporation, 310 Goddard, Suite 150, Irvine, CA 92618, Attn:  Corporate Secretary, of his or her intention to make such a nomination. The notice of nomination must be received by the Corporate Secretary at this address within the timeframe required by our Bylaws, in order to be considered for nomination at the next annual meeting.

•                  The notice of nomination should include information regarding the recommended candidate relevant to a determination of whether the recommended candidate would be barred from being considered independent under NASDAQ Stock Market’s Listing Qualifications or, alternatively, a statement that the recommended candidate would not be so barred. The notice of nomination also must include the nominee’s name, age, business address, residence address, principal occupation or employment, and any other information required by Section 2.10 of our Bylaws or by applicable laws or regulations. A nomination that does not comply with these requirements will not be considered.

The Nominating and Governance Committee also considers director candidates that are suggested by its members, the Board or management. The Nominating and Governance Committee may, in the future, retain a third-party executive search firm to identify candidates on terms and conditions acceptable to the Nominating and Governance Committee, in its sole discretion. The process used by the Nominating and Governance Committee for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves (with or without the assistance of a retained search firm) compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing and presenting to the full Board an analysis with regard to particular recommended candidates. The Nominating and Governance Committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long-term interest of our stockholders and contribute to our overall corporate goals. Candidates proposed by stockholders will be evaluated by the Nominating and Governance Committee using the same criteria as for all other candidates. The Nominating and Governance Committee does not have a formal policy with respect to diversity; however, the Board and the Nominating and Governance Committee believe that it is essential that the Board members represent diverse viewpoints.

In connection with HLM’s investment in us in April 2011, we agreed that, for so long as HLM and its affiliates beneficially own not less than 5% of our outstanding shares of common stock (not counting the shares underlying HLM’s warrants), a reasonably acceptable designee of HLM shall be appointed to our Board and Compensation Committee. In addition, for so long as HLM and its affiliates beneficially own not less than 14% of our outstanding shares of common stock (not counting the shares underlying HLM’s warrants), at HLM’s request, a reasonably acceptable individual designated by HLM, who is independent of HLM and us, shall be appointed to the Board. We also agreed that for so long as HLM and its affiliates beneficially own not less than 25% of the shares of common stock issued to HLM in the private placement (treating the shares underlying HLM’s warrants as if issued), at the request of HLM, the Board shall appoint one Board member designated by HLM to such committees of the Board as HLM shall request, if such designation is permitted under applicable Securities and Exchange Commission and stock exchange rules. HLM has waived the requirement to maintain vacancies on our Board for this purpose, but such waiver is revocable by HLM at any time upon 45 days’ prior written notice to us.

Codes of Business Conduct and Ethics

We have adopted a corporate Code of Business Conduct and Ethics, which may be viewed on our website at www.combimatrix.com.  The Code of Business Conduct and Ethics applies to all our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and controller, or persons performing similar functions.  If we effect an amendment to, or waiver from, a provision of our code of ethics, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on the website above or via a current report on Form 8-K. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Stockholder Communications with Directors

Stockholders wishing to communicate with the Board or with a particular member or committee of the Board should address communications to the Board, or to an individual member or committee as follows:  c/o CombiMatrix Corporation, Attention:  Corporate Secretary, 310 Goddard, Suite 150, Irvine, California 92618.  All communications will be relayed to that addressee.  From time to time, the Board may change the process through which stockholders communicate with the Board or its members or committees. There were no changes in this process in 2012.  Please refer to our website at www.combimatrix.com for any future changes in this process.  The Board or the particular director or committee of the Board to which a communication is addressed will, if it deems appropriate, promptly refer the matter either to management or to the full Board depending on the nature of the communication. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and persons that own more than 10 percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2012, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year.

Item 11.  Executive Compensation

Director Compensation

Directors who are also our employees receive no separate compensation from us for their service as members of the Board.  Non-employee directors automatically receive a non-discretionary initial grant of options to purchase 2,000 shares of our common stock upon joining the Board.  On the first business day of each calendar year, each non-employee Board member then in office is automatically granted additional options to purchase 2,000 shares of our common stock, provided such individual has served as a non-employee Board member for at least six (6) months.  All such grants are granted at an exercise price equal to the closing market price on the date of grant.  Options granted beginning in 2012 vest in four equal annual installments over a 48-month period measured from the grant date.  Options granted prior to 2012 vest quarterly over a twelve-month period.

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

Director Compensation Table

The following table summarizes the compensation of our directors who served during 2012 and who are not listed as named executive officers.

Name	Fees Earned or Paid In Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)	Outstanding And Unexercised Options to Purchase Common Stock (#)(2)

Mark McGowan	32,000	21,374	—	53,374	7,500

John H. Abeles, M.D.	10,000	21,374	—	31,374	—

F. Rigdon Currie	9,500	21,374	—	30,874	—

Scott Gottlieb, M.D.	25,500	21,374	—	46,874	6,500

Amit Kumar, Ph.D.	11,000	21,374	—	32,374	—

Martin Felsenthal	26,000	21,374	—	47,374	2,500

Wei Richard Ding	19,500	17,810	—	37,310	500

Joseph M. Limber	13,500	17,810	—	31,310	—

Jeremy Jones	3,500	2,814	—	6,014	—

(1)         Amounts shown do not reflect cash compensation actually received by the directors.  Instead, the amounts shown are the non-cash aggregate grant date fair values of option awards made during 2012 as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions.  The assumptions used to calculate the fair value of option awards are set forth under Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2013.

(2)         Amounts shown reflect option awards vested as of May 31, 2013.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation, for services rendered in all capacities to us during 2012 and 2011, of our current principal executive officer, our two other most highly compensated executive officers at the end of 2012, and a former executive officer (together, the “named executive officers”).  We do not have any other executive officers.

Names and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

R. Judd Jessup (3)	2012	421,615	—	—	—	421,615
Former President and Chief Executive Officer	2011	420,000	—	—	—	420,000

Scott R. Burell	2012	236,190	—	8,905	9,500	254,595
Chief Financial Officer, Secretary and Treasurer	2011	213,818	—	78,000	33,188	325,006

Mark McDonough (4) President and Chief Executive Officer; Former Chief Commercial Officer	2012 2011	82,211 —	— —	94,885 —	4,641 —	181,737 —

Richard D. Hockett, Jr., MD (5)	2012	238,829	—	57,450	198,102	494,381
Chief Medical Officer	2011	—	—	—	—	—

(1)         Amounts shown do not reflect cash compensation actually received by the named executive officer.  Instead, the amounts shown are the non-cash aggregate grant date fair values of option awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions.  The assumptions used to calculate the fair value of option awards are set forth under Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013.

(2)         Mr. Burell’s Other Compensation is for travel-related commuting and relocation costs from Washington state to Irvine, California.  Dr. Hockett’s Other Compensation includes a $100,000 bonus and $98,102 in commuting costs.  Mr. McDonough’s Other Compensation in 2012 is for commuting costs.

(3)         Mr. Jessup resigned as President and Chief Executive Officer effective March 15, 2013.

(4)         Mr. McDonough joined us as Chief Commercial Officer on August 23, 2012 and was appointed President Chief Executive Officer effective March 15, 2013.

(5)         Dr. Hockett was appointed Chief Medical Officer effective May 1, 2012.

The objective of our executive compensation program is to attract, motivate and retain talented executives with related technical and business expertise in the competitive diagnostic laboratory market have a demonstrated ability to effectively grow revenue and control costs.  We hope to retain our executives over the long term to provide continuity from year-to-year.  Consequently, we have chosen to compensate our executives with a salary and, in some cases, with option awards in order to align the executive’s interests with corporate success.  In addition, beginning in 2012, our executive option awards are generally granted with a four year vesting schedule in order to incentivize our executives to continue to invest their time and energy to ensure our collective success over a longer term.

In determining the total amount and mixture of the compensation for each of our named executive officers, our Compensation Committee subjectively evaluates each named executive in light of numerous factors including title and role, individual performance (including past and expected future contribution to our business objectives) and our long-term business needs and goals (including the need to attract and retain key management personnel). Our Compensation Committee reviews the performance of each named executive officer annually and determines whether the named executive officer should receive an increase in base salary or receive a stock option award based on such evaluation.  In 2012, we chose not to increase Mr. Jessup’s salary (other than in a nominal amount) due to our focus on expense control.  We increased Mr. Burell’s salary to compensate him for additional responsibilities carried out during the year. Mr. Hockett’s compensation was determined as part of recruiting him to join us. The compensation reflected in the table above for Mr. McDonough was for his services as Chief Commercial Officer. In March 2013, we increased Mr. McDonough’s salary in connection with his new role as our President and Chief Executive Officer, and also offered him a bonus payable upon achieving break-even earnings.  We also granted a performance stock option to Mr. McDonough in order to greater incentivize achieving break-even earnings.

Severance and Change in Control

We provide certain severance benefits such that if an executive officer of CombiMatrix is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.

Our Board of Directors adopted a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of the Company.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan), then, subject to execution of a release of claims against us, the employee will be entitled to receive:  (i) a cash severance payment equal to one-half times annual base salary, in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependents for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code, as amended (the “Code”).  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan, as amended, provides for the grant of incentive or non-statutory stock options to our employees, directors and consultants. As of December 31, 2012, options to purchase 161,933 shares of common stock were issued and outstanding, and options to purchase 434,332 shares remained available for grant, under the 2006 Stock Incentive Plan. As of September 30, 2012, the Board reduced the shares of common stock available for grant under the 2006 Stock Incentive Plan by 300,000 shares for the purpose of facilitating an equity financing.

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

Outstanding Equity Awards at Fiscal Year-End 2012

The following table sets forth information concerning the outstanding equity awards as of December 31, 2012 granted to the named executive officers.

	Number of Securities Underlying Unexercised Options (#)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Options Exercise	Option	Number of Shares or Units of Stock that Have Not	Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Expiration Date	Vested (#)	Vested ($)	Vested($)	Vested ($)

R. Judd Jessup	23,333	(2)	16,666	—	27.40	8/11/2020	—	—	—	—

Scott R. Burell	6,000	(3)	—	—	46.10	9/17/2017	—	—	—	—
	6,249	(4)	—	—	105.00	7/21/2018	—	—	—	—
	2,749	(5)	—	—	76.50	5/11/2019	—	—	—	—
	1,249	(6)	1,750	—	26.00	4/08/2021	—	—	—	—
	—		1,000		15.50	2/28/2022

Richard D. Hockett, Jr., M.D.		(7)	10,000		10.00	5/1/2022	—	—	—	—

Mark McDonough		(8)	10,350		6.14	12/20/2022	—	—	—	—
		(9)	12,850		4.50	10/19/2022	—	—	—	—

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

(3)         These options were granted on September 17, 2007 and vest quarterly over a three-year period.

(4)         These options were granted on July 21, 2008 and vest quarterly over a three-year period.

(5)         These options were granted on May 11, 2009 and vest quarterly over a three-year period.

(6)         These options were granted on April 8, 2011.  One-fourth vest on the one-year anniversary of grant and the remaining vest monthly thereafter over a three-year period.

(7)         These options were granted on May 1, 2012 and vest in four equal annual installments over a 48-month period measured from the grant date.

(8)         These options were granted on December 20, 2012 and vest in four equal annual installments over a 48-month period measured from the vesting commencement date of August 20, 2012.

(9)         These options were granted on October 19, 2012 and vest in four equal annual installments over a 48-month period measured from the vesting commencement date of August 20, 2012.

Compliance with Code Section 162(m)

Section 162(m) of the Code (“Section 162(m)”) generally disallows a tax deduction to a publicly traded company for compensation in excess of $1 million paid to each of that company’s chief executive officer and four other most highly compensated executive officers.  Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met.  In the year ended December 31, 2012, none of our executive officers received compensation in excess of $1 million.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows information regarding the beneficial ownership of our common stock as of March 31, 2013 by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Percentage ownership in the table below is based on 3,088,030 shares of common stock outstanding as of March 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of March 31, 2013 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o CombiMatrix Corporation, 310 Goddard, Suite 150, Irvine, California 92618.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage

Officers and Directors
Mark McDonough	—	—
R. Judd Jessup (1)	46,991	1.51%
Scott R. Burell (2)	18,109	*
Scott Gottlieb, M.D. (3)	6,700	*
Wei Richard Ding (4)	500	*
Jeremy M. Jones	—	—
Richard D. Hockett Jr., MD (5)	2,500	*
All current directors and executive officers as a group (7 persons)	74,800	2.38%

5% Stockholders Not Listed Above
HLM Venture Partners III, L.P. (6)	229,914	7.28%

* Less than 1.0%.

(1)         Includes 13,679 shares of common stock.  Also includes options to purchase 27,499 shares of common stock and warrants to purchase 5,813 shares of common stock that were exercisable within 60 days of March 31, 2013.  Shares and warrants are held by the R. Judd & Charlene L. Jessup Trust.

(2)         Includes 912 shares of common stock.  Also includes options to purchase 16,809 shares of common stock and warrants to purchase 388 shares of common stock that were exercisable within 60 days of March 31, 2013.

(3)         Includes 200 shares of common stock and options to purchase 6,500 shares of common stock that were exercisable within 60 days of March 31, 2013.

(4)         Includes options to purchase 500 shares of common stock that were exercisable within 60 days of March 31, 2013.

(5)         Includes options to purchase 2,500 shares of common stock that were exercisable within 60 days of March 31, 2013

(6)         Includes 159,589 shares of common stock are held by HLM Venture Partners III, LP as well as options to purchase 2,500 shares of common stock and warrants to purchase 67,825 shares of common stock that were exercisable within 60 days of March 31, 2013.  The reported mailing address of HLM Venture Partners III, LP is 222 Berkeley Street, 21st Floor, Boston, Massachusetts 02116. Information based upon investor filings with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 relating to all of our equity compensation plans:

Plan Category	(a) Number of shares to be issued upon exercise of outstanding options	(b) Weighted- average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)

Equity compensation plan approved by stockholders(1)	161,933	$35.36	434,332

Equity compensation plans not approved by stockholders	—	—	—

TOTAL	161,933	$35.36	434,332

(1)         Consists of our 2006 Stock Incentive Plan as amended.

(2)         Consists of shares available for future issuance under our 2006 Stock Incentive Plan, as of December 31, 2012. The number of shares of common stock reserved under our 2006 Stock Incentive Plan will automatically be increased on the first trading day of each year, in an amount equal to 3% of the number of shares of our common stock outstanding on the last trading day of the preceding year. On January 2, 2013, the additional reserve for our 2006 Stock Incentive Plan was automatically increased by 45,334 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

Since January 1, 2012, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under the heading “Executive Compensation” and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee.

On March 22, 2012, we entered into an offer letter with our Chief Medical Officer, Richard D. Hockett, Jr., M.D., the terms of which provide that Dr. Hockett will receive an annual base salary of $350,000 and a sign-on bonus of $100,000. In the event Dr. Hockett terminates his employment within twelve months following his date of hire, he will return the entire $100,000 to us and in the event he terminates his employment between twelve and twenty-four months from his date of hire, he will return $50,000 to us. The offer letter also provides that Dr. Hockett would receive a stock option grant for 10,000 (post-split) shares of common stock which will vest 25% on each anniversary of the grant date over a four year period; he will be eligible to participate in the 2012 Executive Bonus Plan, should we adopt one; and we will pay to move his household goods from Indiana to California, reimburse him for the realtor commission on the sale of his house in Indiana, provide him a one bedroom apartment for up to six months in Irvine, California until his family joins him in Southern California and reimburse him for two house-hunting trips for his spouse, all of which will be grossed up to negate any applicable tax consequences. Dr. Hockett also is eligible to participate in our Severance Plan.

On March 29, 2013, our Compensation Committee approved a new compensation arrangement for Mr. McDonough in connection with his new role as President and Chief Executive Officer. Under the new compensation arrangement, Mr. McDonough will receive an annual base salary of $260,000, less all applicable withholding taxes and payable in accordance with our standard payroll practices and policies.  Mr. McDonough also will be entitled to receive a one-time cash bonus payment of $10,000 when and if we achieve “break-even” for one fiscal quarter within eighteen months following March 29, 2013 (the “Effective Date”), as measured by our consolidated earnings prior to any reduction in respect of interest, taxes, depreciation and amortization determined in accordance with generally accepted accounting principles by our independent accountants (“Break-Even EBITDA”), less all applicable withholding taxes and payable in accordance with our standard payroll practices and policies, which bonus will be paid to Mr. McDonough within 30 days after the end of the fiscal quarter in which we achieve such Break-Even EBITDA, provided that Mr. McDonough shall have been providing continuous service to us through the end of such fiscal quarter.  Mr. McDonough will maintain the 2013 performance-based cash bonus plan (related to our revenues) from his previous compensation package as Chief Commercial Officer. In addition, on the Effective Date, Mr. McDonough was granted an incentive stock option under our 2006 Stock Incentive Plan (the “Plan”) to purchase up to 73,450 shares of our Common Stock, with an exercise price equal to the closing sales price of our Common Stock on the NASDAQ Stock Market as of the Effective Date.  The option has a maximum term of 10 years measured from the Effective Date, subject to earlier termination pursuant to the provisions of the Plan and related agreements, and will vest in four successive equal annual installments as Mr. McDonough completes each of four years of continuous service measured from March 29, 2013.  The option is exercisable for vested shares only and is subject to all other terms and conditions of the Plan.  Mr. McDonough also was granted, on the Effective Date, a performance-based incentive stock option under the Plan to purchase up to 58,760 shares of our Common Stock, with an exercise price equal to the closing sales price of our Common Stock on the NASDAQ Stock Market as of the Effective Date.  The performance based option has a maximum term of 10 years measured from the Effective Date, subject to earlier termination pursuant to the provisions of the Plan and related agreements, and will vest in full when, and if, we achieve Break-Even EBITDA for one fiscal quarter within eighteen months following the Effective Date.  If this target is not achieved within eighteen months following the Effective Date, the performance based option will expire.  The performance based option is exercisable for vested shares only and is subject to all other terms and conditions of the Plan.  Mr. McDonough also will maintain the relocation reimbursement and healthcare plan from his previous compensation package as Chief Commercial Officer and this relocation offer will remain in effect for two years from the Effective Date, provided that he continues to provide service to us during such time.

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by members of our Audit Committee.

Director Independence

Our Board currently consists of six members, three of whom — Messrs. Gottlieb, Ding and Jones — our Board has determined to be independent under the rules of the NASDAQ Stock Market. We are not in compliance with NASDAQ Listing Rule 5605(b)(1), which requires that a majority of our Board be comprised of independent directors. We have been given a cure period, in order to regain compliance, until no later than September 11, 2013.

Item 14.  Principal Accounting Fees and Services

Relationship of the Company with Independent Registered Public Accounting Firm

Effective as of August 23, 2011 (the “Notice Date”), we dismissed Peterson Sullivan LLP (“Peterson”) as our principal independent registered public accounting firm.  The dismissal was approved by the Audit Committee.  Peterson’s report on the Company’s consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Peterson’s report for the year ended December 31, 2010 included a statement regarding uncertainty about the Company’s ability to continue as a going concern.  During the two year period ended December 31, 2010, and for the period from January 1, 2011 through the Notice Date, there were no disagreements between the Company and Peterson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Peterson’s satisfaction, would have caused Peterson to make reference to the subject matter of such disagreements in connection with the issuance of its report on the Company’s financial statements.  During the two year period ended December 31, 2010, and for the period from January 1, 2011 through the Notice Date, Peterson did not advise the Company that any “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission) occurred during such periods.

On August 23, 2011, we engaged Haskell & White LLP (“H&W”) and appointed H&W as our new principal independent registered public accounting firm to audit the Company’s financial statements.  During the two year period ended December 31, 2010, and for the period from January 1, 2011 until the engagement of H&W, neither the Company, nor anyone on its behalf, consulted H&W on any matters described in Item 304(a)(2) of Regulation S-K promulgated by the Securities and Exchange Commission. There have been no disagreements between us and H&W since engagement.  H&W is located at 8001 Irvine Center Drive, Suite 300, Irvine, California 92618.

Principal Accountant Fees and Services

Audit and Audit-Related Fees

Fees for audit and audit-related services by our accounting firms for the years ended December 31, 2012 and 2011 were as follows:

	2012	2011

Audit fees – H&W	$89,000	$67,916
Audit related fees – H&W	19,232	—

Total audit and audit related fees	$108,232	$67,916

We were not billed for any tax fees or for any other fees from our principal accountants in 2012 or 2011.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve all audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services.  The Audit Committee may consult with management in the decision-making process but may not delegate this authority to management.  The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.  All audit and non-audit services performed by our independent accountants have been pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.

Determination of Independence

There were no fees billed by H&W for non-audit services.

PART IV

Item 15.  Exhibits and Financial Statement Schedule

(a)

(1)  Financial Statements—See “Index to Consolidated Financial Statements” appearing on page F-1 of the previously filed Form 10-K.

(2)  Financial Statement Schedules

Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

(3)  Exhibits—Refer to Item 15(b) below.

(b)           Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
3.4	Second Amended and Restated Bylaws (4)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (5)
10.1┼	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010 (6)
10.2┼	Restated Executive Change in Control Severance Plan (7)

10.3┼	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010 (8)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010 (9)
10.5	Amendment No. 4 to the Lease effective as of October 21, 2012 (10)
10.6┼	2006 Stock Incentive Plan, as amended (11)
10.7┼	Form of Stock Incentive Plan Agreement (12)
10.8┼	Employment Agreement for Mark McDonough (13)
10.9	Form of Amended and Restated Indemnification Agreement (14)
10.10	Warrant (exercise price of $11.87 per share) (15)
10.11	Warrant (exercise price of $13.65 per share) (16)
10.12	Registration Rights Agreement (17)
10.13	Form of Securities Purchase Agreement dated as of April 1, 2011 (18)
10.14	Form of Investors Rights Agreement dated as of April 1, 2011 (19)
10.15	HLM Rights Agreement dated as of April 1, 2011 (20)
10.16	Form of Warrant to Purchase Common Stock issued on April 7, 2011 (21)
10.17	Form of Indemnity Agreement (22)
10.18	Form of Securities Purchase Agreement dated as of September 28, 2012 (23)
10.19	Form of Warrant to Purchase Common Stock (24)
10.20	Form of Registration Rights Agreement dated as of September 28, 2012 (25)
10.21	Form of Lock-Up Agreement dated as of September 28, 2012 (26)
10.22	Form of Voting Agreement dated as of September 28, 2012 (27)
10.23	Consent and Waiver executed on December 4, 2012 (28)
10.24┼	Employment Agreement for Richard Hockett, M.D. (29)
10.25	Amendment to CombiMatrix 2006 Stock Incentive Plan (30)
10.26	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013 (31)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(**)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101.0

The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(***)

(*)                 Previously filed.

(**)          Included herewith.

(***)                   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

┼               Denotes management contract or compensatory plan or arrangement.

(1)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), filed with the SEC on December 26, 2006.

(2)                                 Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

(3)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

(4)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

(5)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(6)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)                                 Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(8)                                 Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(9)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(10)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

(11)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(12)                          Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(13)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(14)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

(15)                          Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(16)                          Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(17)                          Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(18)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(20)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(21)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(22)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(23)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(24)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(25)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(26)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(27)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(28)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.

(29)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 11, 2012.

(30)                          Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(31)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A (Amendment No. 1) to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2013	COMBIMATRIX CORPORATION

/s/ MARK MCDONOUGH
Mark McDonough
President and
Chief Executive Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report Form 10-K/A (Amendment No. 1) has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDONOUGH	President and Chief Executive Officer, Director	April 26, 2013
Mark McDonough	(Principal Executive Officer)

/s/ SCOTT R. BURELL	Chief Financial Officer, Treasurer and Secretary	April 26, 2013
Scott R. Burell	(Principal Financial and Accounting Officer)

/s/ RICHARD HOCKETT, JR., MD	Chief Medical Officer, Director	April26, 2013
Richard Hockett, Jr., MD

/s/ R. JUDD JESSUP	Chairman of the Board	April 26, 2013
R. Judd Jessup

/s/ SCOTT GOTTLIEB, M.D.	Director	April 26, 2013
Scott Gottlieb, M.D.

/s/ WEI RICHARD DING	Director	April 26, 2013
Wei Richard Ding

/s/ JEREMY M. JONES	Director	April 26, 2013
Jeremy M. Jones

EXHIBIT INDEX

The exhibits listed below are hereby filed with the SEC as part of this Annual Report on Form 10-K/A (Amendment No. 1). We will furnish a copy of any exhibit upon request, but a reasonable fee will be charged to cover our expenses in furnishing such exhibit.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)
3.3	Certificate of Amendment of Certificate of Incorporation (3)
3.4	Second Amended and Restated Bylaws (4)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock (5)
10.1┼	Separation Agreement and General Release of Claims with Amit Kumar, Ph.D., dated as of August 8, 2010 (6)
10.2┼	Restated Executive Change in Control Severance Plan (7)
10.3┼	Offer and Employment Agreement with R. Judd Jessup, dated as of August 11, 2010 (8)
10.4	Amendment No. 3 to Lease dated as of January 11, 2010 (9)
10.5	Amendment No. 4 to the Lease effective as of October 21, 2012 (10)
10.6┼	2006 Stock Incentive Plan, as amended (11)
10.7┼	Form of Stock Incentive Plan Agreement (12)
10.8┼	Employment Agreement for Mark McDonough (13)
10.9	Form of Amended and Restated Indemnification Agreement (14)
10.10	Warrant (exercise price of $11.87 per share) (15)
10.11	Warrant (exercise price of $13.65 per share) (16)
10.12	Registration Rights Agreement (17)
10.13	Form of Securities Purchase Agreement dated as of April 1, 2011 (18)
10.14	Form of Investors Rights Agreement dated as of April 1, 2011 (19)
10.15	HLM Rights Agreement dated as of April 1, 2011 (20)
10.16	Form of Warrant to Purchase Common Stock issued on April 7, 2011 (21)
10.17	Form of Indemnity Agreement (22)
10.18	Form of Securities Purchase Agreement dated as of September 28, 2012 (23)
10.19	Form of Warrant to Purchase Common Stock (24)
10.20	Form of Registration Rights Agreement dated as of September 28, 2012 (25)
10.21	Form of Lock-Up Agreement dated as of September 28, 2012 (26)
10.22	Form of Voting Agreement dated as of September 28, 2012 (27)
10.23	Consent and Waiver executed on December 4, 2012 (28)
10.24┼	Employment Agreement for Richard Hockett, M.D. (29)
10.25	Amendment to CombiMatrix 2006 Stock Incentive Plan (30)
10.26	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013 (31)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(**)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(**)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (**)
101.0

The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements(***)

(*)                 Previously filed.

(**)          Included herewith.

(***)                   Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101.0 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

┼               Denotes management contract or compensatory plan or arrangement.

(1)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), filed with the SEC on December 26, 2006.

(2)                                 Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q filed August 14, 2008.

(3)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

(4)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

(5)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(6)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(7)                                 Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(8)                                 Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

(9)                                 Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.

(10)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

(11)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 1, 2012.

(12)                          Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

(13)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(14)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

(15)                          Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(16)                          Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(17)                          Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2008.

(18)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(19)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(20)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(21)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(22)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.

(23)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(24)                          Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(25)                          Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(26)                          Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(27)                          Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

(28)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.

(29)                          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 11, 2012.

(30)                          Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.

(31)                          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.