Form 10-Q
period 2013-03-31
CombiMatrix Corp
filed 2013-05-13
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

As of May 9, 2013, 3,586,191 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,405	$2,372
Accounts receivable, net of allowance for doubtful accounts of $248 and $245	1,479	1,262
Supplies	489	465
Prepaid expenses and other assets	183	138
Total current assets	5,556	4,237

Property and equipment, net	589	666
Investments in unconsolidated subsidiaries and other	211	211
Patents and licenses, net	49	66
Total assets	$6,405	$5,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, accrued expenses and other	$1,262	$1,222
Current portion, capital lease obligations	226	253
Warrants, net of $0 and $280 in issuance costs	2,646	4,204
Total current liabilities	4,134	5,679

Capital lease obligations, net of current portion	188	226
Total liabilities	4,322	5,905

Commitments and contingencies (Notes 4 - 6)

Series A convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; none and 1,644.45186 issued and outstanding, net of issuance costs	—	394

Stockholders’ equity (deficit):
Series B convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; 1,152.9 and none issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 3,088,030 and 1,511,133 shares issued and outstanding	3	2
Additional paid-in capital	71,018	67,106
Accumulated net losses	(68,938)	(68,227)
Total stockholders’ equity (deficit)	2,083	(1,119)
Total liabilities and stockholders’ equity (deficit)	$6,405	$5,180

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Diagnostic services	$1,586	$1,244
Royalties	25	25
Total revenues	1,611	1,269

Operating expenses:
Cost of services	937	659
Research and development	183	450
Sales and marketing	641	873
General and administrative	1,373	1,574
Patent amortization and royalties	60	76
Total operating expenses	3,194	3,632
Operating loss	(1,583)	(2,363)

Other income (expense):
Interest income	—	1
Interest expense	(302)	(6)
Warrant derivative gain	1,837	—
Total other income (expense)	1,535	(5)
Net income (loss)	$(48)	$(2,368)

Deemed dividends from issuing Series B convertible preferred stock	$(417)	$—
Series A convertible preferred stock dividends	(246)	—
Net loss attributable to common stockholders	$(711)	$(2,368)

Basic and diluted net income (loss) per share	$(0.02)	$(2.21)
Deemed dividends from issuing Series B convertible preferred stock	(0.18)	—
Series A convertible preferred stock dividends	(0.11)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.31)	$(2.21)

Basic and diluted weighted average common shares outstanding	2,314,786	1,070,384

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Operating activities:
Net loss	$(48)	$(2,368)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	386	90
Non-cash stock compensation	72	173
Warrant derivative gain	(1,837)	—
Provision for bad debts	60	106
Changes in assets and liabilities:
Accounts receivable	(277)	220
Supplies, prepaid expenses and other assets	(69)	88
Accounts payable, accrued expenses and other	112	66
Net cash flows from operating activities	(1,601)	(1,625)
Investing activities:
Purchase of property and equipment	(13)	(17)
Net cash flows from investing activities	(13)	(17)
Financing activities:
Net proceeds from issuance of Series B convertible preferred and common stock	1,825	—
Net proceeds from exercise of common stock warrants	993	—
Payment of accrued issuance costs from issuance of Series A convertible preferred stock	(106)	—
Repayment of capital lease obligations	(65)	(29)
Net cash flows from financing activities	2,647	(29)

Change in cash and cash equivalents	1,033	(1,671)
Cash and cash equivalents, beginning	2,372	6,385
Cash and cash equivalents, ending	$3,405	$4,714

Non-cash financing activities:
Property and equipment purchased on capital leases	$—	$19
Deemed dividends from issuing Series B convertible preferred stock	$417	$—

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

Description of the Company

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics.  CMDX provides its services primarily through the use of microarray genetic testing, which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization (“FISH”) and G-Band Chromosome analysis.  Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

Reverse Stock Split

On December 4, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-ten (the “Reverse Stock Split”), which became effective at the close of business on that day.  As a result, each share of our common stock outstanding as of December 4, 2012 was automatically changed into one-tenth of a share of common stock and each of our Nasdaq-listed warrants outstanding as of December 4, 2012 to purchase a single share of our common stock was automatically changed into a Nasdaq-listed warrant to purchase one-tenth of a share of common stock.  No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant.  The number of shares of common stock subject to all other outstanding options, warrants and convertible securities were also reduced by a factor of ten as of December 4, 2012.  All historical share and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split.  The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 25, 2013.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2013, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related products.  At March 31, 2013, we had cash and cash equivalents of $3.4 million and anticipate that our cash and cash equivalent balances, combined with: (i) the $1.2 million of gross proceeds received on May 6, 2013 and the $1.2 million of gross proceeds expected to be received from the second closing of the recent Series C convertible preferred stock financing consummated on May 6, 2013; and (ii) the $520,000 of proceeds received from exercise of certain common stock warrants subsequent to March 31, 2013, (see Notes 4 and 6) will be sufficient to meet our cash requirements into the second quarter of 2014, assuming stockholders approve the second tranche of the Series C financing at our upcoming annual stockholders’ meeting.  In the event the Series C financing is not approved by stockholders and the second tranche closing does not occur, we believe we can meet our cash requirements into the first quarter of 2014.  However, the uncertainty regarding our ability to execute our business plan beyond this point raises substantial doubt about our ability to continue as a going concern.

In order for us to continue as a going concern beyond the first and second quarters of 2014 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three months ended March 31, 2013 and 2012, net positive revenue adjustments were $202,000 and $221,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Derivative Financial Instruments.  We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that do not qualify for permanent equity classification are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.  Derivative liabilities are categorized as either short-term or long-term based upon management’s estimates as to when the derivative instrument may be realized or based upon the holder’s ability to realize the instrument.

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

	Three Months Ended
	March 31,
	2013	2012

Cost of services	$1	$3
Research and development	—	4
Sales and marketing	3	11
General and administrative	68	155
Total non-cash stock compensation	$72	$173

Net Loss Per Share. Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented. Options and warrants to purchase common stock as well as preferred stock convertible into shares of common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share. The following table reflects the excluded dilutive securities:

	For the Three Months Ended March 31,
	2013	2012

Common stock options	299,143	209,173
Common stock warrants	1,526,904	376,663
Series B preferred stock convertible into common stock	378,000	—
Excluded dilutive securities	2,204,047	585,836

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Reclassifications.  Certain prior period amounts, including royalty revenues, have been reclassified to conform to the current period presentation.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
March 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$—	$—	$—	$—

Liabilities:
Derivative warrant liability	$2,646	$—	$—	$2,646

		Fair Value Measurements
December 31, 2012	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14	$14	$—	$—

Liabilities:
Derivative warrant liability	$4,483	$—	$—	$4,483

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2012	$4,483
Issuances at fair value	—
Changes in fair value	(1,837)
Balance, March 31, 2013	$2,646

4.     STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Financing

On September 28, 2012 (the “Commitment Date”), we entered into a securities purchase agreement with certain accredited investors (the “Series A Investors”), pursuant to which we would sell and issue 1,050.70039 shares of newly created Series A 6% Convertible Preferred Stock (the “Series A Stock”) to the Series A Investors at a purchase price of $1,000 per share in an initial closing that occurred on October 1, 2012 (the “Series A First Closing”) and, subject to stockholder approval, would sell and issue 1,449.29961 additional shares of Series A Stock to the Series A Investors at a purchase price of $1,000 per share within five business days after such stockholder approval was obtained (the “Series A Second Closing”) (combined, the “Series A Financing”).  A special stockholders’ meeting was held on November 29, 2012 in which stockholder approval was obtained.  On December 6, 2012, the Series A Second Closing occurred.  After certain offering-related costs were incurred, the net proceeds received by us from the Series A Financing were $2.0 million.  As a result of the Series A Second Closing, the conversion price for the Series A Stock was set to $1.9995 per share, or the equivalent of 1.25 million shares of common stock issuable upon conversion of all Series A Stock.  We filed resale registration statements on Form S-3 related to the Series A financing, which have been declared effective by the SEC. Until all Series A Investors no longer hold Series A Stock or Series A warrants to purchase common stock: (i) we may not sell any variable rate securities or dilutive securities except for certain exempt issuances; (ii) if we enter into a subsequent financing on more favorable terms than the Series A Stock financing, then the agreements between us and the Series A Investors will be amended to include such more favorable terms; and (iii) we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  For a period of 12 months following the Series A First Closing, we have granted the Series A Investors a right of first offer on certain future issuances of securities.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a “make-whole” payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  During December 2012, the Series A Investors converted 855.54814 shares of Series A Stock into 427,878 shares of common stock.  In addition, 12,871 shares of common stock were issued to the Series A Investors in payment of the make-whole dividends related to the Series A Stock conversions.  On January 4, 2013, accrued Series A dividends of $22,000 were paid by issuing 4,164 shares of common stock to the Series A Investors.  During the first quarter of 2013, the Series A Investors converted all of the remaining 1,644.45186 shares of Series A Stock into 822,421 shares of common stock.  In addition, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions.  The combination of make-whole and accrued dividends paid in shares of common stock for the quarter-ended March 31, 2013 was $247,000.

In addition to the issuance of the Series A Stock, at the Series A First Closing, we issued warrants to purchase 213,945 shares of common stock to the Series A Investors.  These warrants have a term of 5½ years and initially were to become exercisable six months from the Series A First Closing, with an initial exercise price of $9.50 per share.  At the Series A Second Closing, we issued warrants to purchase 724,825 shares of common stock to the Series A Investors.  These warrants have a term of 5½ years and initially were to become exercisable six months from the Series A Second Closing, with an initial exercise price of $2.364 per share (collectively, the “Series A Warrants”).  The exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants are subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.  On February 26, 2013, we entered into an agreement with the Series A Investors to modify the Series A Warrants such that they would become immediately exercisable as of February 22, 2013 (the “Modification Date”).  Since the Modification Date through March 31, 2013, 420,005 shares of common stock have been issued from exercise of the Series A Warrants, resulting in proceeds to the Company of $993,000.  Subsequent to March 31, 2013 though May 9, 2013, an additional 219,998 shares of common stock have been issued from exercise of the Series A Warrants, resulting in additional proceeds to the Company of $520,000.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  The Series A Warrants issued to Series A Investors contain such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at March 31, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms ranging from 5.0 years to 5.2 years; (iii) historical volatilities commensurate with the term of the Series A Warrants ranging from 114.5% to 116.0%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants ranging from 0.7% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $2.6 million, which was $1.8 million below their fair value as of December 31, 2012.  As a result, we recognized a $1.8 million non-operating, warrant derivative gain in our consolidated statement of operations for the period ended March 31, 2013.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the period ended March 31, 2013, and was recognized as a component of interest expense in the March 31, 2013 consolidated statement of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement (the “Series B Purchase Agreement”) with an existing institutional investor (the “Series B Investor”) to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities off of our existing shelf registration statement on Form S-3 (File No. 333-176372).  The Series B Financing closed on March 20, 2013 (the “Series B Closing”).  The Series B Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Stock and a Series B Warrant to purchase approximately 171 shares of common stock.  Each fixed combination of Series B Stock and Series B Warrants was sold at a price of $1,000.  The Series B Stock is convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share.  The Series B Stock is not convertible into greater than 19.99% (when aggregated with the common shares purchased in the Series B Financing) of our outstanding common stock unless and until stockholder approval is obtained.  The Series B Warrants are not exercisable for six months from the Series B Closing, and the Series B Stock will accrue dividends at an annual rate of 6% beginning six months after the Series B Closing, assuming the Series B Stock has not been converted by that time.  Upon the Series B Closing, we received proceeds of $1.76 million, net of placement agent fees and other related paid and accrued costs.  Also, as a result of the Series B Financing, the exercise price of the Series A Warrants issued in the Series A First Closing automatically ratcheted down by their terms from their original exercise price of $9.50 per share to an adjusted exercise price of $3.05 per share, and the underlying shares exercisable were automatically increased from approximately 213,935 shares to approximately 666,375 shares.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on March 19, 2013, the Series B Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company.  Each share of Series B Stock carries a 6% per annum dividend that will begin accruing six months after the Series B Closing and will be payable only in cash.  Subject to certain exceptions, the conversion price of the Series B Stock is subject to full ratchet anti-dilution adjustment in the event we issue any convertible debt or equity below the then-current conversion price (subject to the limits imposed by General Instruction I.B.6. of Form S-3).  In the event we commit material and intentional fraud, we may be required to redeem the Series B Stock in exchange for the issuance of common stock valued at 130% of the stated value divided by 75% of the average of the preceding 10-day volume-weighted average price of the common stock, subject to the limits imposed by General Instruction I.B.6. of Form S-3.

The Series B Warrants have a 5 ½ year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and are not exercisable for the first six months following issuance.  The Series B Warrants are not subject to price anti-dilution protection.

Pursuant to the terms of the Series B Purchase Agreement, we have also agreed with the Series B Investor that while such Series B Investor holds Series B Preferred Stock or Series B Warrants, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we: (i) issue or sell any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of the common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business; or (ii) enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price.

We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances: (i) until the later of the date that is six months from the Series B Closing or 30 days following the date on which the Series B Stock is no longer outstanding we will not issue, or enter into any agreement to issue, any shares of common stock or equivalents thereof; (ii) until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants; (iii) so long as any shares of Series B Stock are outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents at a price below the conversion price of the Series B Stock unless all shares of common stock underlying the Series B Stock (taking into consideration the effect of the full adjustment of the anti-dilution provisions from such dilutive issuance) are permitted by General Instruction I.B.6. of Form S-3 to be issued under the registration statement; (iv) if we issue securities within the nine months following the Series B Closing under the Series B Purchase Agreement, and subject to the preexisting rights of other security holders, the Series B Investor shall have the right to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities; and (v) we will indemnify the Series B Investor against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with the Series B Investor, as well as under certain other circumstances described in the Series B Purchase Agreement.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series B Investor has agreed to be subject to a blocker that (i) would prevent its common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock; or (ii) would prevent us from issuing any shares of common stock to the Series B Investor upon the conversion by such Series B Investor of Series B Stock if the issuance of such shares to the Series B Investor, when aggregated with all other shares of common stock sold to the Series B Investor under the Series B Purchase Agreement together with all shares of common stock issued upon the conversion of Series B Stock, would result in the total issuance of common stock to exceed 19.99% of our outstanding common stock, without first obtaining the approval of our stockholders.  We have agreed to seek stockholder approval at our next annual stockholders’ meeting for the terms of the Series B Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series B Stock.  Since the Series B Closing through the date of this report, the Series B Investor has converted 1,275.4 shares of Series B stock into 418,163 shares of common stock.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	March 31,	December 31,	Exercise
	2013	2012	Price	Expiration
Liability-classified warrants:

October 2012	666,375	213,945	$3.05 (1)	March 2018
December 2012	304,820	724,825	$2.36	June 2018
	971,195	938,770

Equity-classified warrants:

March 2013	275,000	—	$3.49	September 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	2,967	2,967	$75.00 - $90.00	May 2014 - June 2014
May 2009	109,997	109,997	$90.00	May 2014
July 2008	33,698	33,698	$118.70 - $136.50	July 2013
Total	555,709	280,709

Total - all warrants	1,526,904	1,219,479

(1)         Prior to the anti-dilution adjustment which occurred on March 20, 2013, these warrants had an exercise price of $9.50 per share.

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 for each of the three months ended March 31, 2013 and 2012, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we will be filing an Answer to that pleading.  No discovery has been served in the matter, and no trial date has been set.  We believe that there is no merit to Strathmann’s claims and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.     SUBSEQUENT EVENT

On May 3, 2013, we entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of our newly created Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors (the “Series C Financing”) at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and, subject to stockholder approval, will sell and issue 1,200 additional shares of Series C Stock to the Series C Investors at a purchase price of $1,000 per share within five business days after such stockholder approval is obtained (the “Series C Second Closing”). The $1,200,000 aggregate purchase price for the Series C Stock received at the First Closing was paid, and the $1,200,000 aggregate purchase price for the Series C Stock to be issued and sold in the Second Closing will be paid, in cash.

After stockholder approval, each share of Series C Stock will be convertible at any time at the holder’s option into shares of common stock at an initial conversion price of $3.05 per share of common stock.  The conversion price of the Series C Stock is subject to full-ratchet anti-dilution adjustment in the event we issue securities, other than certain excepted issuances, at a price below the then current conversion price.  The conversion price of the Series C Stock will be reduced to the lesser of the then-applicable conversion price or 90% of the three day volume weighted average price of one share of our common stock immediately prior to the Series C Second Closing date.  The conversion price of the Series C Stock also is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.  The Series C Stock is entitled to 6% annual dividends, which rate shall increase by 1% per year for as long as the Series C Stock is outstanding, up to a maximum rate of 10%. The dividends are payable semi-annually in cash or, subject to stockholder approval and to certain conditions and at our election, in shares of common stock. If the dividends are paid in shares of common stock, the number of shares of common stock comprising the dividend on each share of Series C Stock will be valued at a 20% discount to the average of the daily volume weighted average price for the five-day trading period immediately prior to the dividend payment date.

In addition to the issuance of the Series C Stock, at the Series C First Closing, we issued to each Series C Investor a warrant to purchase our common stock, initially exercisable for a number of shares of common stock equal to 125% of the number of shares of common stock issuable upon conversion at the initial conversion price of the Series C Stock acquired by such Series C Investor at the Series C First Closing.  We also agreed to issue substantially similar warrants to the Series C Investors at the Series C Second Closing, initially exercisable for a number of shares of Common Stock equal to 125% of the number of shares of common stock issuable upon conversation at the initial conversion price of the Series C Stock acquired at the Series C Second Closing (together with the warrants issued at the Series C First Closing, the “Series C Warrants”).  The exercise price of the Series C Warrants issued at the Series C First Closing was $3.77 per share, which equals 110% of the market value (as defined by Nasdaq rules) of one share of common stock on the date on which the parties entered into the Series C Purchase Agreement.  At the Series C Second Closing, the exercise price will be 110% of the market value (as defined by Nasdaq rules) of one share of common stock on the date of the Series C Second Closing. The Series C Warrants have a 5 1/2 year term, are not exercisable for the first six months following issuance and include a cash-less exercise provision which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.

Until the date that is six months following the Series C Second Closing, we have granted the Series C Investors a right of first offer on certain future issuances of securities. We have also agreed to certain standstill provisions, pursuant to which we may not issue any equity securities (or securities convertible into equity) until the later of:  (i) September 20, 2013 and (ii) the date that is 30 days following the date on which no Series C Stock remains outstanding (except for certain exempt issuances).  If the Series C Second Closing does not occur, we also may not issue any equity securities (or securities convertible into equity) until all Series C Investors no longer hold Series C Stock or Series C Warrants, except for certain exempt issuances.  Until all Series C Investors no longer hold Series C Stock or Series C Warrants:  (i) we may not sell any variable rate securities except for certain exempt issuances; and (ii) if we enter into a subsequent financing on more favorable terms than the Series C Financing, then the agreements between us and the Series C Investors will be amended to include such more favorable terms.  In addition, until 7.5% or less of the Series C Warrants remain unexercised, we may not sell any dilutive securities, except for certain exempt issuances.

The Series C Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to the common stock and junior to the Series A Preferred Stock and Series B Preferred Stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series C Investors have agreed to be subject to a blocker that would prevent their common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock. In connection with the Series C Financing, our officers, directors and 10% or greater stockholders entered into a Voting Agreement pursuant to which the parties thereto have agreed to vote in favor of the Series C Financing at the next annual stockholders’ meeting.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The common stock underlying the Series C Stock and Series C Warrants have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  In connection with the Series C Financing, however, we entered into a registration rights agreement with the Series C Investors (the “Registration Rights Agreement”). The Registration Rights Agreement requires us, not later than 15 days after each closing, to file a registration statement with the SEC registering for resale:  (i) the shares of common stock issuable upon conversion of the Series C Stock; (ii) the shares of common stock issuable as dividends on the Series C Stock; (iii) the shares of common stock issuable upon exercise of the Series C Warrants; and (iv) any additional shares of common stock issuable in connection with any anti-dilution provisions associated with the Series C Stock.  We have agreed to cause the registration statements to be declared effective on or prior to the 90th day after the applicable closing, and have agreed to file additional registration statements if necessary.  Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statements until all securities registered thereunder are sold or otherwise can be sold without restriction pursuant to Rule 144. The Registration Rights Agreement includes liquidated damages provisions in the event we fail to file or maintain the effectiveness of the registration statements. We do not plan, nor are we obligated, to register the Series C Stock or the Series C Warrants.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 25, 2013.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our products and services, the success and effectiveness of our technologies, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our products and services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to consummate the Series C Second Closing; our stockholders’ approval of the Series C Financing; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to regain and maintain compliance with Nasdaq’s listing requirements; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop products; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We are a molecular diagnostics company that operates primarily in the field of genetic analysis and molecular diagnostics through our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), located in Irvine, California.  CMDX operates as a diagnostics reference laboratory providing DNA-based clinical diagnostic testing services to physicians, hospitals, clinics and other laboratories in two primary areas: (i) prenatal and postnatal developmental disorders; and (ii) hematology/oncology genomics.  CMDX provides its services primarily through the use of microarray genetic testing, which enables the analysis of genetic anomalies, as well as through other test offerings including fluorescent in-situ hybridization (“FISH”) and G-Band Chromosome analysis.   Our mission is to empower physicians to positively impact patient care through the delivery of innovative molecular diagnostics services.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three months ended March 31, 2013, our operating activities included the recognition of $1.6 million of total revenues, which increased by $342,000 from the comparable period in 2012 due primarily to increased volumes of molecular diagnostic tests performed.  Our net loss decreased over the comparable periods due partially to increased revenues and reduced operating expenses as a result of cost reduction efforts executed during the second quarter of 2012, but primarily due to a non-cash warrant derivative gain of $1.8 million that was recognized during the first quarter of 2013.

In addition, we completed financing activities in the first quarter of 2013, including a registered direct offering to an existing institutional investor of Series B convertible preferred stock, common stock and warrants to purchase common stock (the “Series B Financing”), resulting in net proceeds to us of $1.8 million.  The exercise of certain warrants from our Series A convertible preferred stock financing executed during the fourth quarter of 2012 (the “Series A Warrants”) resulted in additional proceeds of $993,000 through March 31, 2013, and additional proceeds of $402,000 in April 2013.

On May 3, 2013, we executed agreements to issue securities in a private placement transaction with certain accredited investors that, subject to stockholder approval, will result in gross proceeds to us totaling $2.4 million to be received in two tranches, with the first tranche having closed on May 6, 2013 and the second tranche expected to close in late June or early July 2013 following our annual stockholders’ meeting.  Such financing is through the sale of Series C convertible preferred stock (the “Series C Stock”) with the first tranche having an initial conversion price of $3.05 per share of common stock, subject to future adjustments, and 125% warrant coverage at an exercise price of $3.77 per share.  The Series C Stock also accrues an annual dividend of 6%, increasing by 1% per year that the Series C Stock remains outstanding but not to exceed 10%.  Upon closing of the first tranche, we received gross proceeds of $1.2 million from the investors and, pending stockholder approval, expect to receive the remaining $1.2 million within five business days after our annual stockholders’ meeting expected to occur in June 2013.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 25, 2013, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%

Diagnostic services	$1,586	$1,244	$342	27%
Royalties	25	25	—	0%
Cost of services	(937)	(659)	(278)	(42%	)

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  Total billable test volumes were 1,718 for the three months ended March 31, 2013, compared to 1,377 for the comparable period in 2012, representing an increase of 25%, while diagnostic services revenues were $1.6 million for the three months ended March 31, 2013, compared to $1.2 million for the comparable period in 2012, representing an increase of 27%.  The reason that diagnostic testing volumes have not increased by the same percentage as diagnostic services revenues is due to a shift in test mix during 2013 towards a higher concentration of microarray testing, particularly in the prenatal testing market.  During 2012, cytogenetic tests in this market, including FISH and chromosome analysis, represented 61% of total tests performed, whereas in 2013, FISH and chromosome analysis represented 49% of total prenatal testing.  These non-array tests are priced and reimbursed at lower rates than our array-based tests, which represented 39% of total tests performed in 2012 and 51% of total prenatal testing in 2013.  As a result, our overall average revenue per test increased from $904 in 2012 to $923 in 2013.  In addition, decreases in oncology and pediatric testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues year-over-year.  Diagnostic services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three months ended March 31, 2013 and 2012, net positive revenue adjustments were $202,000 and $221,000, respectively.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  We received the minimum contractual amount for the three months ended March 31, 2013 and 2012.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services are due to increased volumes period-over-period.  For the three months ended March 31, 2013 and 2012, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%

Research and development	$183	$450	$(267)	(59%	)
Sales and marketing	641	873	(232)	(27%	)
General and administrative	1,373	1,574	(201)	(13%	)

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three months ended March 31, 2013, research and development expenses decreased from the comparable 2012 period due primarily to reduced headcount as well as from lower supply and materials costs incurred.  For the three months ended March 31, 2013 and 2012, non-cash stock compensation expenses were not significant.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended March 31, 2013, sales and marketing expenses decreased from the comparable 2012 period due primarily to reduced headcount, travel and marketing expenses primarily as a result of our cost reduction efforts executed near the end of the second quarter of 2012.  For the three months ended March 31, 2013 and 2012, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.    For the three months ended March 31, 2013, general and administrative expenses decreased from the comparable 2012 period due primarily to reduced third-party billing fees and lower bad debt expenses, partially offset by increased salaries and benefits resulting from the hiring of our Chief Medical Officer during the second quarter of 2012.  Included in general and administrative expenses are non-cash stock-based compensation expenses, which were $68,000 and $155,000 for the three months ended March 31, 2013 and 2012, respectively.  The decreases were due primarily to prior stock option awards that were or became fully vested during recent periods, resulting in fewer option awards subject to vesting and related expenses during the current period as compared to the prior period.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2012	$	%

Interest expense	$(302)	$(6)	$(296)	(4933%	)
Warrant derivatives gain	1,837	—	1,837	—

Interest Expense.  Prior to the fourth quarter of 2012, interest expense was entirely comprised of interest charges associated with certain capital leases for laboratory equipment, which were $21,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively.  Increases are due to additional capital leases during 2012.  In addition, $280,000 of interest expense in 2013 is related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.

Warrant Derivatives Gain.  This represents the net gain recognized from mark-to-market adjustments of the Series A Warrants to their estimated fair values as of March 31, 2013.  There were no such activities during the first quarter of 2012.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at March 31, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms ranging from 5.0 years to 5.2 years; (iii) historical volatilities commensurate with the term of the Series A Warrants ranging from 114.5% to 116.0%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants ranging from 0.7% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $2.6 million, which was $1.8 million below their fair value as of December 31, 2012.  As a result, we recognized a $1.8 million non-operating, warrant derivative gain in our consolidated statement of operations for the period ended March 31, 2013.  The Series A Warrants were valued as Level 3 liabilities under our policies for assessing fair value measurements.  If the inputs such as volatility and probability of subsequent financings were to change, the concluded values could change significantly.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2013, cash and cash equivalents totaled $3.4 million, compared to $2.4 million at December 31, 2012. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Working capital at March 31, 2013 was $1.4 million, compared to a working capital deficit of $(1.4 million) at December 31, 2012. The change in working capital was due primarily to the impact of net cash flow activities as discussed below. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$(1,601)	$(1,625)	$24
Investing activities	(13)	(17)	4
Financing activities	2,647	(29)	2,676
Increase (decrease) in cash and cash equivalents	$1,033	$(1,671)	$2,704

Operating Activities.  The decrease in net cash flows used in operating activities resulted primarily from lower cash reimbursement from customers, which was partially offset by decreased operating expenses described above.

Investing Activities.  The decrease in net cash flows used in investing activities was due to a decrease in capital expenditures.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $1.8 million of net proceeds received from the Series B Financing coupled with $993,000 in proceeds from the exercise of certain Series A Warrants during the first quarter of 2013.  There were no such financing activities during the first quarter of 2012.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances at March 31, 2013, combined with: (i) $1.2 million of gross proceeds received on May 6, 2013 and $1.2 million of gross proceeds expected to be received from the recent Series C Financing described above; and (ii) $402,000 in proceeds from the exercise of certain Series A Warrants in April of 2013, will allow us to meet our cash requirements into the second quarter of 2014, assuming our stockholders approve the second tranche of the Series C Financing at our upcoming annual stockholders meeting.  In the event the Series C Financing is not approved by stockholders and the second tranche closing does not occur, we believe we can meet our cash requirements into the first quarter of 2014.

In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated interim financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2013 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January of 2014.  We have no significant commitments for capital expenditures for the remainder of 2013 or beyond.  We have executed twelve capital leases totaling $699,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2017.

Recent Accounting Pronouncements

None that are expected to have a material impact to the Company’s consolidated financial statements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we will be filing an Answer to that pleading.  No discovery has been served in the matter, and no trial date has been set.  We believe that there is no merit to Strathmann’s claims and intend to vigorously defend against it, but there can be no assurance that we will ultimately be successful.

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 25, 2013.

We will not be able to meet our cash requirements beyond the first quarter of 2014 without obtaining additional capital from external sources if the Second Closing of the Series C Financing does not occur, and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $3.4 million as of March 31, 2013, together with the proceeds from the First Closing of the Series C Financing and recent exercises of Series A Warrants will meet our cash requirements into the first quarter of 2014.  If the Series C Second Closing occurs, we anticipate we will be able to meet our cash requirements into the second quarter of 2014.  However, in order for us to continue as a going concern beyond the first quarter of 2014 (if the Series C Second Closing does not occur) or beyond the second quarter of 2014 (if the Series C Second Closing does occur), we will be required to obtain capital from external sources. Unless our market capitalization does not increase or the amount of our public float does not increase, the Series B Financing will have exhausted the limits of our existing S-3 shelf registration statement until April 2014, and we will need to file and obtain effectiveness of additional registration statements in order to raise capital in the form of a registered offering within that time period. In addition, holders of Series B Stock and Series B Warrants and holders of Series C Stock and Series C Warrants will, under certain circumstances, have the ability to prevent us from raising additional capital from third parties. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business could be adversely impacted by the adoption of new coding for molecular genetic tests.

Certain of the CPT procedure codes that we use to bill our tests were recently revised by the AMA, effective January 1, 2013.  In the Final Rule, CMS announced that it has decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule, rather than move them to the Physician Fee Schedule as some stakeholders had urged. CMS has also announced that for 2013 it will price the new codes using a “gap-filling” process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price.  There can be no guarantees that Medicare and other payers will establish positive or adequate coverage policies or reimbursement rates.  If pricing and subsequent reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, or if third-party payors decide not to provide coverage for molecular tests such as ours, our revenues, earnings and cash flows could be adversely impacted.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition and results of operations.

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we will be filing an Answer to that pleading.  No discovery has been served in the matter, and no trial date has been set. Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have obligations to the holders of our Series C Stock that require us to register, on a registration statement, shares of common stock (i) underlying their issued and outstanding shares of Series C Stock, (ii) issuable as dividends on their issued and outstanding Series C Stock, (iii) issuable upon exercise of their Warrants issued at the Series C First Closing, (iv) underlying their shares of Series C Stock to be issued at the Series C Second Closing, (v) issuable as dividends on their Series C Stock to be issued at the Series C Second Closing, and (vi) issuable upon exercise of their Warrants issued at the Series C Second Closing. We have continuing obligations to the holders of our Series A Warrants to maintain the public registration of common stock underlying such Series A Warrants and to register shares of common stock underlying such Series A Warrants issuable pursuant to their anti-dilution provisions. The shares of common stock underlying the securities issued in our Series B Financing are freely tradable. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock or warrant anti-dilution provisions or exercises of warrants and common stock options.

Assuming conversion of all of our convertible securities and exercise in full of all options and warrants outstanding as of March 31, 2013 (not taking into account any price-based or anti-dilution adjustments and not including dividend or redemption payments) plus conversions of the Series C Stock and exercise of the Series C Warrants (assuming stockholder approval is obtained, but not taking into account any price-based or anti-dilution adjustments and not including the payment of dividends), approximately 7.4 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.  Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series A Warrants, our Series B Stock and our Series C Stock, redemption features of our Series B Stock or dividend features of our Series C Stock.

Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity and to have a majority of independent directors. We have recently failed to comply with these requirements. Due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 27, 2013, the Nasdaq Staff notified us that it was reviewing our eligibility for continued listing on The Nasdaq Capital Market. We have submitted a plan to regain and thereafter maintain compliance with the stockholders’ equity requirement, which plan is currently under consideration by the Nasdaq Staff. The Nasdaq Staff also notified us that we must achieve a majority of independent directors on our Board by September 11, 2013 (assuming our next annual stockholders’ meeting is held before that time). There are no assurances that Nasdaq will accept our plan to comply with the Nasdaq stockholders’ equity requirement. Although we raised gross proceeds of $1.2 million from the sale of Series C Stock in an initial closing subsequent to the submission of our initial compliance plan to the Nasdaq Staff, we believe the Nasdaq Staff’s review of our compliance plan is focusing on our ability to sustain long-term compliance with the Nasdaq stockholders’ equity requirement. The foregoing notwithstanding, there can be no assurance that our stockholders’ equity will remain above Nasdaq’s $2.5 million minimum or that we will be able to add another independent director to our Board. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the stockholders’ equity and board composition requirements, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur substantial expense and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, governmental or private actions against us and/or liquidated damages payable to the holders of our Series A Warrants, Series C Stock and Series C Warrants. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 28 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

	By:	/s/ MARK MCDONOUGH
Mark McDonough
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 13, 2013

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

3.5

Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

3.6

Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

3.7	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1

Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.

10.2	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.3

Form of Securities Purchase Agreement dated as of March 19, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

10.4

Addendum to Placement Agent Agreement, dated March 14, 2013, between the Company and C. K. Cooper & Company. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

10.5	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.6

Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.

10.7

Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

10.8	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.9

Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

10.10	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.11	Form of Stock Incentive Plan Agreement for Performance-Based Options (*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements (**).

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