Form 10-Q
period 2013-06-30
CombiMatrix Corp
filed 2013-08-09
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

As of August 6, 2013, 4,737,807 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,724	$2,372
Accounts receivable, net of allowance for doubtful accounts of $233 and $245	1,437	1,262
Supplies	441	465
Prepaid expenses and other assets	180	138
Total current assets	7,782	4,237

Property and equipment, net	577	666
Investments in unconsolidated subsidiaries and other	211	211
Patents and licenses, net	33	66
Total assets	$8,603	$5,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, accrued expenses and other	$1,373	$1,222
Current portion, capital lease obligations	212	253
Warrants, net of $0 and $280 in issuance costs	1,209	4,204
Total current liabilities	2,794	5,679

Capital lease obligations, net of current portion	140	226
Total liabilities	2,934	5,905

Commitments and contingencies (Note 5)

Convertible preferred stock; $0.001 par value; 5 million shares authorized;
Series A - 4,000 shares authorized; none and 1,644.45186 issued and outstanding, net of $0 and $101 in issuance costs	—	394

Stockholders’ equity (deficit):
Convertible preferred stock; $0.001 par value; 5 million shares authorized;
Series B - 2,000 shares authorized; 335.0 and none issued and outstanding	—	—
Series C - 2,500 shares authorized; 2,400.0 and none issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 3,885,822 and 1,511,133 shares issued and outstanding	4	2
Additional paid-in capital	75,948	67,106
Accumulated net losses	(70,283)	(68,227)
Total stockholders’ equity (deficit)	5,669	(1,119)
Total liabilities and stockholders’ equity (deficit)	$8,603	$5,180

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Diagnostic services	$1,445	$1,252	$3,031	$2,496
Royalties	55	54	80	79
Total revenues	1,500	1,306	3,111	2,575

Operating expenses:
Cost of services	851	677	1,788	1,336
Research and development	177	342	360	792
Sales and marketing	695	679	1,336	1,552
General and administrative	1,251	1,569	2,624	3,143
Patent amortization and royalties	66	66	126	142
Total operating expenses	3,040	3,333	6,234	6,965
Operating loss	(1,540)	(2,027)	(3,123)	(4,390)
Other income (expense):
Interest income	1	—	1	1
Interest expense	(19)	(6)	(321)	(12)
Warrant derivative gains	1,437	—	3,274	—
Total other income (expense)	1,419	(6)	2,954	(11)
Net loss	$(121)	$(2,033)	$(169)	$(4,401)

Series A convertible preferred stock dividends	$—	$—	$(246)	$—
Series C convertible preferred stock dividends	(11)	—	(11)	—
Deemed dividends from issuing Series B convertible preferred stock	—	—	(417)	—
Deemed dividends from issuing Series C convertible preferred stock	(1,213)	—	(1,213)	—
Net loss attributable to common stockholders	$(1,345)	$(2,033)	$(2,056)	$(4,401)

Basic and diluted net income (loss) per share	$(0.03)	$(1.90)	$(0.06)	$(4.11)
Series A convertible preferred stock dividends	—	—	(0.08)	—
Deemed dividends from issuing Series B convertible preferred stock	—	—	(0.14)	—
Deemed dividends from issuing Series C convertible preferred stock	(0.34)	—	(0.41)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.37)	$(1.90)	$(0.69)	$(4.11)

Basic and diluted weighted average common shares outstanding	3,547,709	1,070,384	2,934,653	1,070,384

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Operating activities:
Net loss	$(169)	$(4,401)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	481	175
Non-cash stock compensation	179	254
Warrant derivative gains	(3,274)	—
Provision for bad debts	115	278
Changes in assets and liabilities:
Accounts receivable	(290)	199
Supplies, prepaid expenses and other assets	(18)	292
Accounts payable, accrued expenses and other	160	56
Net cash flows from operating activities	(2,816)	(3,147)
Investing activities:
Purchases of property and equipment	(80)	(20)
Net cash flows from investing activities	(80)	(20)
Financing activities:
Net proceeds from issuance of Series B convertible preferred and common stock	1,768	—
Net proceeds from issuance of Series C convertible preferred stock	2,314	—
Net proceeds from exercise of Series A common stock warrants	2,399	—
Payment of accrued financing costs from issuance of Series A convertible preferred stock	(106)	—
Repayment of capital lease obligations	(127)	(59)
Net cash flows from financing activities	6,248	(59)

Increase (decrease) in cash and cash equivalents	3,352	(3,226)
Cash and cash equivalents, beginning	2,372	6,385
Cash and cash equivalents, ending	$5,724	$3,159

Non-cash financing activities:
Property and equipment purchased under capital lease	$—	$19

Conversion of Series A convertible preferred stock into common stock	$394	$—

Conversion of Series B convertible preferred stock into common stock	$303	$—

Deemed dividends from issuing Series B convertible preferred stock	$417	$—

Deemed dividends from issuing Series C convertible preferred stock	$1,213	$—

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

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized FISH, and high resolution karyotyping.  CombiMatrix is located in Irvine, California.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 25, 2013.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2013, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services.  At June 30, 2013, we had cash and cash equivalents of $5.7 million and anticipate that our cash and cash equivalent balances, aided by recent financing activities (see Note 4), will be sufficient to meet our cash requirements into the third quarter of 2014.  However, the uncertainty regarding our ability to execute our business plan beyond this point raises substantial doubt about our ability to continue as a going concern.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In order for us to continue as a going concern beyond the third quarter of 2014 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our diagnostic testing services;

•                  technological advances that may make our services obsolete or less competitive;

•                  increases in operating costs, including costs for supplies, personnel and equipment;

•                  the availability and cost of capital;

•                  governmental regulation that may restrict our business.

Our services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards.  Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned services, could have a material adverse effect on our business and operating results.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amount expected to be collected.  The difference between the amount billed and the amount expected to be collected from non-contracted payors is recorded as a contractual allowance to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and six months ended June 30, 2013 and 2012, net positive revenue adjustments were $67,000, $268,000, $154,000 and $375,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services performed.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of general and administrative expenses in the consolidated statements of operations.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit-worthiness or inability to pay.  At June 30, 2013, the accounts receivable balance from one third-party insurance carrier represented 10% of total accounts receivable.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Stock-Based Compensation.  The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Cost of services	$2	$1	$3	$4
Research and development	—	2	—	6
Sales and marketing	2	(7)	5	4
General and administrative	103	85	171	240
Total non-cash stock compensation	$107	$81	$179	$254

Net Loss Per Share.  Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented.  Options and warrants to purchase common stock as well as preferred stock convertible into shares of common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share.  The following table reflects the excluded dilutive securities for all periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Common stock options	625,769	2,019,536	625,769	2,019,536
Common stock warrants	2,010,222	2,807,244	2,010,222	2,807,244
Series B preferred stock convertible into common stock	117,232	—	117,232	—
Series C preferred stock convertible into common stock	839,870	—	839,870	—
Excluded potentially dilutive securities	3,593,093	4,826,780	3,593,093	4,826,780

Segments.  We have determined that we operate in one segment for financial reporting purposes.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Cash equivalents	$—	$—	$—	$—

Liabilities:
Derivative warrant liability	$1,209	$—	$—	$1,209

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Cash equivalents	$14	$14	$—	$—

Liabilities:
Derivative warrant liability	$4,483	$—	$—	$4,483

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2012	$4,483
Issuances at fair value	—
Changes in fair value	(3,274)
Balance, June 30, 2013	$1,209

4.     STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Financing

On September 28, 2012 (the “Commitment Date”), we entered into a securities purchase agreement with certain accredited investors (the “Series A Investors”), pursuant to which we sold and issued 1,050.70039 shares of newly created Series A 6% Convertible Preferred Stock (the “Series A Stock”) to the Series A Investors at a purchase price of $1,000 per share in an initial closing that occurred on October 1, 2012 (the “Series A First Closing”) and sold and issued 1,449.29961 additional shares of Series A Stock on December 6, 2012 to the Series A Investors at a purchase price of $1,000 per share after stockholder approval was obtained on November 29, 2012 (the “Series A Second Closing”) (combined, the “Series A Financing”).  After certain offering-related costs were incurred, the net proceeds received by us from the Series A Financing were $2.0 million.  As a result of the Series A Second Closing, the conversion price for the Series A Stock was set to $1.9995 per share, or the equivalent of 1.25 million shares of common stock issuable upon conversion of all Series A Stock.  We filed resale registration statements on Form S-3 related to the Series A financing, which have been declared effective by the SEC. Until all Series A Investors no longer hold Series A warrants to purchase common stock: (i) we may not sell any variable rate securities or dilutive securities except for certain exempt issuances; (ii) if we enter into a subsequent financing on more favorable terms than the Series A Stock financing, then the agreements between us and the Series A Investors will be amended to include such more favorable terms; and (iii) we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  For a period of 12 months following the Series A First Closing, we have granted the Series A Investors a right of first offer on certain future issuances of securities.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a “make-whole” payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  During December 2012, the Series A Investors converted 855.54814 shares of Series A Stock into 427,878 shares of common stock.  In addition, 12,871 shares of common stock were issued to the Series A Investors in payment of the make-whole dividends related to the Series A Stock conversions.  On January 4, 2013, accrued Series A dividends of $22,000 were paid by issuing 4,164 shares of common stock to the Series A Investors.  During the first quarter of 2013, the Series A Investors converted all of the remaining 1,644.45186 shares of Series A Stock into 822,421 shares of common stock.  In addition, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions.  The combination of make-whole and accrued dividends paid in shares of common stock for the first quarter ended March 31, 2013 and for the six months ended June 30, 2013, was $246,000.

In addition to the issuance of the Series A Stock, at the Series A First Closing, we issued warrants to purchase 213,945 shares of common stock to the Series A Investors.  These warrants have a term of 5½ years and initially were to become exercisable six months from the Series A First Closing, with an initial exercise price of $9.50 per share.  At the Series A Second Closing, we issued warrants to purchase 724,825 shares of common stock to the Series A Investors.  These warrants have a term of 5½ years and initially were to become exercisable six months from the Series A Second Closing, with an initial exercise price of $2.364 per share (collectively, the “Series A Warrants”).  The exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants are subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.  On February 26, 2013, we entered into an agreement with the Series A Investors to modify the Series A Warrants such that they would become immediately exercisable as of February 22, 2013 (the “Modification Date”).  Since the Modification Date through June 30, 2013, 949,634 shares of common stock have been issued from exercise of the Series A Warrants, resulting in proceeds to the Company of $2.4 million.  See discussion below regarding further adjustments to the Series A Warrants as a result of the Series B and C financings executed during 2013.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  The Series A Warrants issued to Series A Investors contain such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at June 30, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.7 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 120.5%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.3%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.2 million, which was $1.4 million below their carrying value as of March 31, 2013.  As a result, we recognized a $1.4 million non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended June 30, 2013.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2013, the combined warrant derivative gains recognized in our consolidated statement of operations for the six months ended June 30, 2013 was $3.3 million.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the first quarter of 2013 and was recognized as a component of interest expense in the six months ended June 30, 2013 consolidated statement of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement (the “Series B Purchase Agreement”) with an existing institutional investor (the “Series B Investor”) to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities sold off of our existing shelf registration statement on Form S-3 (File No. 333-176372).  The Series B Financing closed on March 20, 2013 (the “Series B Closing”).  The Series B Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Stock and a Series B Warrant to purchase approximately 171 shares of common stock.  Each fixed combination of Series B Stock and Series B Warrants was sold at a price of $1,000.  The Series B Stock was initially convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share.  The Series B Warrants are not exercisable for six months from the Series B Closing, and the Series B Stock will accrue dividends at an annual rate of 6% beginning six months after the Series B Closing, assuming the Series B Stock has not been converted by that time.  Upon the Series B Closing, we received proceeds of $1.8 million, net of placement agent fees and other related paid and accrued costs.  Given that the effective conversion price of the Series B Stock was below the closing market price of our common stock at the time of the Series B Closing, we recognized a beneficial conversion feature in the amount of $417,000.  Since the Series B Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.  Also, as a result of the Series B Financing, the exercise price of the Series A Warrants issued in the Series A First Closing automatically ratcheted down by their terms from their original exercise price of $9.50 per share to an adjusted exercise price of $3.05 per share, and the underlying shares exercisable as of the Series B Closing were automatically increased from 213,935 shares to 666,375 shares at that time.

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock filed by the Company with the Delaware Secretary of State on March 19, 2013, the Series B Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to the common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company.  Each share of Series B Stock carries a 6% per annum dividend that will begin accruing six months after the Series B Closing and will be payable only in cash.  Subject to certain exceptions, the conversion price of the Series B Stock is subject to full ratchet anti-dilution adjustment in the event we issue any convertible debt or equity below the then-current conversion price (subject to the limits imposed by General Instruction I.B.6. of Form S-3).  In the event we commit material and intentional fraud, we may be required to redeem the Series B Stock in exchange for the issuance of common stock valued at 130% of the stated value divided by 75% of the average of the preceding 10-day volume-weighted average price of the common stock, subject to limits imposed by General Instruction I.B.6. of Form S-3.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series B Investor has agreed to be subject to a blocker that (i) would prevent its common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock; or (ii) would prevent us from issuing any shares of common stock to the Series B Investor upon the conversion by such Series B Investor of Series B Stock if the issuance of such shares to the Series B Investor, when aggregated with all other shares of common stock sold to the Series B Investor under the Series B Purchase Agreement together with all shares of common stock issued upon the conversion of Series B Stock, would result in the total issuance of common stock to exceed 19.99% of our outstanding common stock, without first obtaining the approval of our stockholders.  We obtained stockholder approval at our June 27, 2013 Annual Stockholders’ Meeting for the terms of the Series B Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series B Stock.  Since the Series B Closing through June 30, 2013, the Series B Investor converted 1,275.4 shares of Series B stock into 418,163 shares of common stock.  Subsequent to June 30, 2013 through the date of this report, the Series B Investor has converted an additional 313.87413 shares of Series B stock into 109,837 shares of common stock.  See discussion below regarding additional adjustments to the Series B Stock as a result of the Series C Financing.

Series C Convertible Preferred Stock Financing

On May 3, 2013, we entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of our newly created Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the “Series C Second Closing”) (combined, the “Series C Financing”). After certain offering-related costs paid and accrued as of June 30, 2013, the net proceeds from the Series C Financing were $2.2 million.

As a result of the Series C Second Closing, the conversion price for the Series C Stock was set to $2.85759 per share, or the equivalent of 839,870 shares of common stock issuable upon conversion of all Series C Stock.  The conversion price of the Series C Stock also is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.  The Series C Stock is entitled to 6% annual dividends, which rate shall increase by 1% per year for as long as the Series C Stock is outstanding, up to a maximum rate of 10%. Accrued dividends are payable semi-annually, and also on the date of conversion of any Series C Stock, in cash or, subject to certain conditions and at our election, in shares of common stock. If the dividends are paid in shares of common stock, the number of shares of common stock comprising the dividend on each share of Series C Stock will be valued at a 20% discount to the average of the daily volume weighted average price for the five-day trading period immediately prior to the dividend payment date.  Given that the effective conversion price of the Series C Stock was below the closing market price of our common stock at the time of both of the Series C closings, we recognized beneficial conversion features in the amount of $1.2 million, which were limited to and reduced the net proceeds allocated to the Series C Stock.  Since the Series C Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.  Accrued dividends relating to the Series C Stock were $11,400 for the three months ended June 30, 2013, and were paid in July by paying $400.00 in cash and by issuing 3,604 shares of common stock to the Series C Investors.

Also as a result of the Series C Second Closing, the exercise price of the Series A Warrants issued in the Series A First Closing automatically ratcheted down by their terms from their most recent exercise price of $3.05 per share to an adjusted exercise price of $2.86 per share, and the underlying shares exercisable as of the Series C Second Closing were automatically increased from 441,566 shares to 470,907 shares.  In addition, the conversion price of the Series B Stock automatically ratcheted down by their terms from $3.05 per share to an adjusted conversion price of $2.85759 per share, and the underlying shares issuable from conversion of Series B Stock as of the Series C Second Closing were automatically increased from 109,836 shares to 117,231 shares.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 491,803 shares of our common stock with an exercise price of $3.77 per share and at the Series C Second Closing, we issued additional warrants to purchase 491,803 shares of our common stock with an exercise price of $3.55 per share (collectively, the “Series C Warrants”).  The exercise price of the Series C Warrants issued equaled 110% of the market value (as defined by Nasdaq rules) of one share of common stock on each closing date.  The Series C Warrants have a 5 1/2 year term, are not exercisable for the first six months following issuance and include a cash-less exercise provision which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.

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

The Series C Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to the common stock and junior to the Series A Stock and Series B Stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. The Series C Investors have agreed to be subject to a blocker that would prevent their common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock.

The common stock underlying the Series C Stock and Series C Warrants were initially unregistered under the Securities Act of 1933.  In connection with the Series C Financing, however, we entered into a registration rights agreement with the Series C Investors (the “Registration Rights Agreement”). The Registration Rights Agreement required us to file registration statements with the SEC registering for resale:  (i) the shares of common stock issuable upon conversion of the Series C Stock; (ii) the shares of common stock issuable as dividends on the Series C Stock; (iii) the shares of common stock issuable upon exercise of the Series C Warrants; and (iv) any additional shares of common stock issuable in connection with any anti-dilution provisions associated with the Series C Stock.  We filed registration statements relating to both of the Series C closings in May and June 2013 and as of the date of this report, both registration statements have been declared effective by the SEC.  Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statements until all securities registered thereunder are sold or otherwise can be sold without restriction pursuant to Rule 144. The Registration Rights Agreement includes liquidated damages provisions in the event we fail to file or maintain the effectiveness of the registration statements. We do not plan, nor are we obligated, to register the Series C Stock or the Series C Warrants.

Subsequent to June 30, 2013 and through the date of this report, the Series C Investors have converted 2,100 shares of Series C stock into 734,881 shares of common stock, excluding 3,663 of additional shares of common stock issued as consideration for the 6% Series C dividends accrued as of the conversion dates.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase common stock are as follows:

	Outstanding as of
	June 30,	December 31,	Exercise
	2013	2012	Price	Expiration
Liability-classified warrants:

October 2012	470,907	213,945	$2.86(1)	March 2018
December 2012	—	724,825	$2.36	June 2018
	470,907	938,770

Equity-classified warrants:

June 2013	491,803	—	$3.55	December 2018
May 2013	491,803	—	$3.77	November 2018
March 2013	275,000	—	$3.49	September 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	2,967	2,967	$75.00 - $90.00	May 2014 - June 2014
May 2009	109,997	109,997	$90.00	May 2014
July 2008	33,698	33,698	$118.70 - $136.50	July 2013
Total	1,539,315	280,709

Total - all warrants	2,010,222	1,219,479

(1)         Prior to the anti-dilution adjustments which occurred on March 20, 2013 and June 28, 2013, these warrants had an initial exercise price of $9.50 per share.

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $50,000 for the three and six months ended June 30, 2013 and 2012, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we have filed our Answer to that pleading.  Trial has been set for June 9, 2014, in the Orange County Superior Court.  While discovery has just commenced in the case, we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, but there can be no assurance that we will ultimately be successful.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, product development, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to maintain compliance with Nasdaq’s listing requirements; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop new services; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized FISH, and high resolution karyotyping.  We are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three and six months ended June 30, 2013, our operating activities included the recognition of $1.5 million and $3.1 million of total revenues, respectively which increased by $194,000 and $536,000, respectively, from the comparable periods in 2012 due primarily to increased volumes of molecular diagnostic tests performed.  Our net losses decreased over the comparable periods due partially to increased revenues and reduced operating expenses as a result of cost reduction efforts executed during the second quarter of 2012, but primarily due to non-cash warrant derivative gains of $1.4 million and $3.3 million that were recognized during the three and six months ended June 30, 2013, respectively.

During the second quarter, we executed an agreement to issue securities in a private placement transaction with certain accredited investors that resulted in gross proceeds to us totaling $2.4 million received in two tranches, with the first tranche having closed on May 6, 2013 and the second tranche having closed on June 28, 2013.  This financing was through the sale of Series C convertible preferred stock (the “Series C Stock”) with an adjusted conversion price of $2.85759 per share of common stock, subject to future adjustments, and warrants to purchase 491,803 shares of common stock with an exercise price of $3.77 per share and 491,803 shares of common stock with an exercise price of $3.55 per share (collectively, the “Series C Warrants”).  The Series C Stock also accrues an annual dividend of 6%, increasing by 1% per year that the Series C Stock remains outstanding but not to exceed 10%.  Upon closing of both tranches, we received proceeds of $2.2 million, net of paid and accrued offering-related costs.

During the first quarter, we executed a registered direct offering to an existing institutional investor of Series B convertible preferred stock, common stock and warrants to purchase common stock (the “Series B Financing”), resulting in net proceeds to us of $1.8 million.

For the six months ended June 30, 2013, the exercise of certain warrants from our Series A convertible preferred stock financing executed during the fourth quarter of 2012 (the “Series A Warrants”) resulted in additional proceeds of $2.4 million through June 30, 2013.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Diagnostic services	$1,445	$1,252	$193	15%	$3,031	$2,496	$535	21%
Royalties	55	54	1	2%	80	79	1	1%
Cost of services	(851)	(677)	(174)	(26)%	(1,788)	(1,336)	(452)	(34)%

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	#	%	2013	2012	#	%

Total billable tests	1,485	1,459	26	2%	3,203	2,836	367	13%
Microarray tests	1,106	888	218	25%	2,137	1,804	333	18%
Microarray %age of total tests	74.5%	60.9%			66.7%	63.6%

Revenue per test - total	$973	$858	$115	13%	$946	$880	$66	8%
Revenue per test - microarrays	$1,213	$1,262	$(49)	(4)%	$1,300	$1,284	$16	1%

Although total billable testing volumes increased by 2% and 13% for the three and six months ended June 30, 2013 over the comparable periods in 2012, respectively, diagnostic services revenues increased by 15% and 21% over the same periods, respectively.  The reason that diagnostic services revenues have increased by greater percentages than have total billable testing volumes is due to a shift in test mix during 2013 towards a higher concentration of microarray testing, particularly in the prenatal testing market.  Because microarray tests are priced and reimbursed at significantly higher rates than our array-based tests, our overall average revenue per test has increased for all periods presented, thereby driving higher revenues in the first half of 2013 compared to the first half of 2012.  In addition, decreases in oncology and pediatric testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues quarter-over-quarter and year-over-year.  The change in test mix has been driven by a change in sales and marketing efforts in mid-2012 towards the prenatal diagnostic testing market and less towards pediatric and oncology markets.  Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and six months ended June 30, 2013 and 2012, net positive revenue adjustments were $67,000, $268,000, $154,000 and $375,000, respectively.   Because approximately 70% of our revenues are billed to non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s sales activities were similar in 2013 compared to 2012, resulting in virtually no change for all periods presented.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due to increased diagnostic testing volumes period-over-period.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Research and development	$177	$342	$(165)	(48)%	$360	$792	$(432)	(55)%
Sales and marketing	695	679	16	2%	1,336	1,552	(216)	(14)%
General and administrative	1,251	1,569	(318)	(20)%	2,624	3,143	(519)	(17)%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three and six months ended June 30, 2013, research and development expenses decreased from the comparable 2012 periods due primarily to reduced headcount as well as from lower supply and materials costs incurred.  For the three and six months ended June 30, 2013 and 2012, non-cash stock compensation expenses were not significant.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended June 30, 2013, sales and marketing expenses increased from the comparable 2012 period due primarily to increased headcount in marketing as well as increased marketing and promotional related activities.  For the six months ended June 30, 2013, sales and marketing expenses decreased from the comparable 2012 period due primarily to reduced sales headcount and related travel and marketing expenses primarily as a result of our cost reduction efforts executed near the end of the second quarter of 2012.  For the three and six months ended June 30, 2013 and 2012, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.    For the three and six months ended June 30, 2013, general and administrative expenses decreased from the comparable 2012 periods due primarily to reduced salaries and wages from executive retirements and prior year bonuses not repeated in the current periods, reduced third-party billing fees from bringing billing in-house in mid-2012 and lower bad debt expenses.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $103,000, $171,000, $85,000 and $240,000 for the three and six months ended June 30, 2013 and 2012, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Interest expense	(19)	(6)	(13)	(217)%	(321)	(12)	(309)	(2575)%
Warrant derivative gains	1,437	—	1,437	—	3,274	—	3,274	—

Interest Expense.  Prior to the fourth quarter of 2012, interest expense was entirely comprised of interest charges associated with certain capital leases for laboratory equipment, which were $19,000, $41,000, $6,000 and $12,000 for the three and six months ended June 30, 2013 and 2012, respectively.  Increases are due to additional capital leases during late 2012 and early 2013.  In addition, $280,000 of interest expense in 2013 is related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.

Warrant Derivatives Gains.  This represents the net gains recognized from mark-to-market adjustments of the remaining Series A Warrants to their estimated fair values as of March 31, 2013 and June 30, 2013.  There were no such activities during the first two quarters of 2012.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at June 30, 2013:  (i) closing common stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.7 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 120.5%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.3%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.2 million, which was $1.4 million below their carrying value as of March 31, 2013.  As a result, we recognized a $1.4 million non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended June 30, 2013.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2013, the combined warrant derivative gains recognized in our consolidated statement of operations for the six months ended June 30, 2013 was $3.3 million.  The Series A Warrants were valued as Level 3 liabilities under our policies for assessing fair value measurements.  If the inputs such as volatility and probability of subsequent financings were to change, the concluded values could change significantly.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2013, cash and cash equivalents totaled $5.7 million, compared to $2.4 million at December 31, 2012.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at June 30, 2013 was $5.0 million, compared to a working capital deficit of $(1.4 million) at December 31, 2012.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$(2,816)	$(3,147)	$331
Investing activities	(80)	(20)	(60)
Financing activities	6,248	(59)	6,307
Increase (decrease) in cash and cash equivalents	$3,352	$(3,226)	$6,578

Operating Activities.  The decrease in net cash flows used in operating activities resulted primarily from higher cash reimbursement from customers coupled with decreased operating expenses described above.

Investing Activities.  The increase in net cash flows used in investing activities was due to an increase in capital expenditures primarily related to our laboratory facilities.

Financing Activities.  The increase in net cash flows from financing activities was due to the combination of Series B and C financings discussed above, as well as from Series A common stock warrant exercises.  There were no such financing activities during the first six months ended June 30, 2012.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances at June 30, 2013 will allow us to meet our cash requirements into the third quarter of 2014.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated interim financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have recently entered into an amendment to our existing operating lease for laboratory space and corporate offices, totaling approximately 12,200 square feet, which now expires in January of 2015.  We have no significant commitments for capital expenditures for the remainder of 2013 or beyond.  Also as of June 30, 2013, we had eleven active capital leases totaling $657,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2017.

Recent Accounting Pronouncements

None that are expected to have a material impact to the Company’s consolidated financial statements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we have filed our Answer to that pleading.  Trial has been set for June 9, 2014, in the Orange County Superior Court.  While discovery has just commenced in the case, we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, but there can be no assurance that we will ultimately be successful.

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

We will not be able to meet our cash requirements beyond the third quarter of 2014 without obtaining additional capital from external sources and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $5.7 million as of June 30, 2013 will meet our cash requirements into the third quarter of 2014.  However, in order for us to continue as a going concern beyond this point, we will be required to obtain capital from external sources. Unless our market capitalization does not increase or the amount of our public float does not increase, the Series B Financing will have exhausted the limits of our existing S-3 shelf registration statement until April 2014, and we will need to file and obtain effectiveness of additional registration statements in order to raise capital in the form of a registered offering within that time period. In addition, holders of Series B Stock and Series B Warrants and holders of Series C Stock and Series C Warrants will, under certain circumstances, have the ability to prevent us from raising additional capital from third parties. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business could be adversely impacted by the adoption of new coding for molecular genetic tests.

Certain of the procedure codes that we use to bill our tests were recently revised by the American Medical Association, effective January 1, 2013.  In the Final Rule, the Centers for Medicare and Medicaid Services (or “CMS”) announced that it has decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule, rather than move them to the Physician Fee Schedule as some stakeholders had urged. CMS has also announced that for 2013 it will price the new codes using a “gap-filling” process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price.  There can be no guarantees that Medicare and other payers will establish positive or adequate coverage policies or reimbursement rates.  If pricing and subsequent reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, or if third-party payors decide not to provide coverage for molecular tests such as ours, our revenues, earnings and cash flows could be adversely impacted.

Exposure to possible litigation and legal liability may adversely affect our business, financial condition and results of operations.

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we have filed an Answer to that pleading.  A trial date has been set for June 9, 2014 in the Orange County Superior Court and discovery has begun.  Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. We have obligations to the holders of our Series C Stock that require us to maintain registration, on registration statements, shares of common stock (i) underlying their issued and outstanding shares of Series C Stock, (ii) issuable as dividends on their issued and outstanding Series C Stock, and (iii) issuable upon exercise of their Warrants. We have continuing obligations to the holders of our Series A Warrants to maintain the public registration of common stock underlying such Series A Warrants and to register shares of common stock underlying such Series A Warrants issuable pursuant to their anti-dilution provisions. The shares of common stock underlying the securities issued in our Series B Financing are freely tradable up to the maximum permitted by General Instruction I.B.6 of Form S-3. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock or warrant anti-dilution provisions or exercises of warrants and common stock options.

Assuming conversion of all of our convertible securities and exercise in full of all options and warrants outstanding as of June 30, 2013 (not taking into account any price-based or anti-dilution adjustments and not including dividend or redemption payments), approximately 7.5 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.  Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series A Warrants, our Series B Stock and our Series C Stock, redemption features of our Series B Stock or dividend features of our Series C Stock.

Our Common Stock may be delisted from The Nasdaq Capital Market if we cannot satisfy Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity. We recently failed to comply with this requirement. Due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 27, 2013, the Nasdaq Staff notified us that it was reviewing our eligibility for continued listing on The Nasdaq Capital Market. We submitted a plan to regain and thereafter maintain compliance with the stockholders’ equity requirement, and the Nasdaq Staff granted us an extension until August 20, 2013 to evidence compliance with the stockholders’ equity requirement in this report. Although we believe we have regained compliance with the Nasdaq stockholders’ equity requirement, there are no assurances that we will be able to sustain long-term compliance with the Nasdaq stockholders’ equity requirement.  If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we are in compliance with the stockholders’ equity requirement, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The Nasdaq Capital Market. Delisting from The Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 27 of this report.

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

Date:   August 9, 2013

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

3.7	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.2

Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.

10.3

Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

10.4	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.5

Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC May 6, 2013.

10.6	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.7

Form of Stock Incentive Plan Agreement for Performance-Based Options. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 13, 2013.

10.8	2013 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 18, 2013.
10.9

Letter Agreement dated June 27, 2013 regarding Mark McDonough’s bonus arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 1, 2013.

10.10

Amendment No. 5 to the Company’s Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.

10.11	CombiMatrix Corporation 2006 Stock Incentive Plan, as amended (*).
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements.

(*)    Included herewith.