Form 10-Q
period 2013-09-30
CombiMatrix Corp
filed 2013-11-12
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, 4,737,807 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,007	$2,372
Accounts receivable, net of allowance for doubtful accounts of $225 and $245	1,429	1,262
Supplies	416	465
Prepaid expenses and other assets	253	138
Total current assets	6,105	4,237

Property and equipment, net	695	666
Investments in unconsolidated subsidiaries and other	211	211
Patents and licenses, net	16	66
Total assets	$7,027	$5,180

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable, accrued expenses and other	$1,258	$1,222
Current portion, capital lease obligations	188	253
Warrants, net of $0 and $279 in issuance costs	1,090	4,204
Total current liabilities	2,536	5,679

Capital lease obligations, net of current portion	99	226
Total liabilities	2,635	5,905

Commitments and contingencies (Note 5)

Convertible preferred stock; $0.001 par value; 5 million shares authorized;
Series A - 4,000 shares authorized; none and 1,644.45186 issued and outstanding, net of $0 and $101 in issuance costs	—	394

Stockholders’ equity (deficit):
Convertible preferred stock; $0.001 par value; 5 million shares authorized;
Series B - 2,000 shares authorized; 21.125867 and none issued and outstanding	—	—
Series C - 2,500 shares authorized; 300.0 and none issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 4,737,807 and 1,511,133 shares issued and outstanding	5	2
Additional paid-in capital	76,039	67,106
Accumulated net losses	(71,652)	(68,227)
Total stockholders’ equity (deficit)	4,392	(1,119)
Total liabilities and stockholders’ equity (deficit)	$7,027	$5,180

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Diagnostic services	$1,468	$1,053	$4,499	$3,549
Clinical trial support services	—	195	—	195
Royalties	35	47	115	126
Total revenues	1,503	1,295	4,614	3,870

Operating expenses:
Cost of services	845	647	2,633	1,983
Research and development	247	311	607	1,103
Sales and marketing	657	470	1,993	2,022
General and administrative	1,149	1,131	3,773	4,274
Patent amortization and royalties	64	67	190	209
Total operating expenses	2,962	2,626	9,196	9,591
Operating loss	(1,459)	(1,331)	(4,582)	(5,721)
Other income (expense):
Interest income	3	—	4	1
Interest expense	(18)	(7)	(339)	(19)
Warrant derivative gains	119	—	3,393	—
Total other income (expense)	104	(7)	3,058	(18)
Net loss	$(1,355)	$(1,338)	$(1,524)	$(5,739)

Series A convertible preferred stock dividends	$—	$—	$(246)	$—
Series C convertible preferred stock dividends	(14)	—	(25)	—
Deemed dividends from issuing Series B convertible preferred stock	—	—	(417)	—
Deemed dividends from issuing Series C convertible preferred stock	—	—	(1,213)	—
Net loss attributable to common stockholders	$(1,369)	$(1,338)	$(3,425)	$(5,739)

Basic and diluted net loss per share	$(0.30)	$(1.25)	$(0.44)	$(5.36)
Series A convertible preferred stock dividends	—	—	(0.07)	—
Series C convertible preferred stock dividends	—	—	(0.01)	—
Deemed dividends from issuing Series B convertible preferred stock	—	—	(0.12)	—
Deemed dividends from issuing Series C convertible preferred stock	—	—	(0.35)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.30)	$(1.25)	$(0.99)	$(5.36)

Basic and diluted weighted average common shares outstanding	4,464,380	1,070,384	3,450,166	1,070,384

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

Operating activities:
Net loss	$(1,524)	$(5,739)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	590	262
Non-cash stock compensation	302	330
Warrant derivative gains	(3,393)	—
Provision for bad debts	171	293
Changes in assets and liabilities:
Accounts receivable	(338)	40
Supplies, prepaid expenses and other assets	(66)	131
Accounts payable, accrued expenses and other	159	116
Net cash flows from operating activities	(4,099)	(4,567)
Investing activities:
Purchases of property and equipment	(288)	(20)
Net cash flows from investing activities	(288)	(20)
Financing activities:
Net proceeds from exercise of Series A common stock warrants	2,399	—
Payment of accrued financing costs from issuance of Series A convertible preferred stock	(106)	—
Net proceeds from issuance of Series B convertible preferred and common stock	1,768	—
Net proceeds from issuance of Series C convertible preferred stock	2,153	—
Repayment of capital lease obligations	(192)	(89)
Net cash flows from financing activities	6,022	(89)

Increase (decrease) in cash and cash equivalents	1,635	(4,676)
Cash and cash equivalents, beginning	2,372	6,385
Cash and cash equivalents, ending	$4,007	$1,709

Non-cash financing activities:
Property and equipment purchased under capital lease	$—	$37

Conversion of Series A convertible preferred stock into common stock	$394	$—

Deemed dividends from issuing Series B convertible preferred stock	$417	$—

Deemed dividends from issuing Series C convertible preferred stock	$1,213	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company,” “we,” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000.  In December 2002, we merged with and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”). In August 2007, we split-off from Acacia and became publicly traded on The Nasdaq Stock Market.  As a result of the split-off, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized FISH and high resolution karyotyping.   We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 25, 2013.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2013, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services.  At September 30, 2013, we had cash and cash equivalents of $4.0 million and anticipate that our cash and cash equivalent balances, inclusive of recent financing activities (see Note 4), will be sufficient to meet our cash requirements into the second quarter of 2014.  However, the uncertainty regarding our ability to execute our business plan beyond this point raises substantial doubt about our ability to continue as a going concern.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In order for us to continue as a going concern beyond the second quarter of 2014 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our diagnostic testing services;

•                  receiving adequate reimbursement for tests performed and billed;

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic.  These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals.  We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests.  We report revenues from non-contracted payors based on the amounts expected to be collected.  The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues.  The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate.  In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly.  We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and nine months ended September 30, 2013 and 2012, net positive revenue adjustments were $169,000, $437,000, $41,000 and $416,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Cost of services	$2	$—	$5	$4
Research and development	—	1	—	7
Sales and marketing	4	(2)	9	2
General and administrative	117	77	288	317
Total non-cash stock compensation	$123	$76	$302	$330

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Common stock options	640,019	140,936	640,019	140,936
Common stock warrants	1,976,524	280,724	1,976,524	280,724
Series B preferred stock convertible into common stock	7,392	—	7,392	—
Series C preferred stock convertible into common stock	104,989	—	104,989	—
Excluded potentially dilutive securities	2,728,924	421,660	2,728,924	421,660

Segments.  We have determined that we operate in one segment for financial reporting purposes.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2013 and December 31, 2012 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2013
Liabilities:
Derivative warrant liability	$1,090	$—	$—	$1,090

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Cash equivalents	$14	$14	$—	$—

Liabilities:
Derivative warrant liability	$4,483	$—	$—	$4,483

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2012	$4,483
Issuances at fair value	—
Changes in fair value	(3,393)
Balance, September 30, 2013	$1,090

4.              STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock Financing

On September 28, 2012 (the “Commitment Date”), we entered into a securities purchase agreement with certain accredited investors (the “Series A Investors”), pursuant to which we sold and issued 1,050.70039 shares of newly created Series A 6% Convertible Preferred Stock (the “Series A Stock”) to the Series A Investors at a purchase price of $1,000 per share in an initial closing that occurred on October 1, 2012 (the “Series A First Closing”) and sold and issued 1,449.29961 additional shares of Series A Stock on December 6, 2012 to the Series A Investors at a purchase price of $1,000 per share after stockholder approval was obtained on November 29, 2012 (the “Series A Second Closing”) (combined, the “Series A Financing”).  After certain offering-related costs were incurred, the net proceeds received by us from the Series A Financing were $2.0 million.  As a result of the Series A Second Closing, the conversion price for the Series A Stock was set to $1.9995 per share, or the equivalent of 1.25 million shares of common stock issuable upon conversion of all Series A Stock.  We filed resale registration statements on Form S-3 related to the Series A financing, which have been declared effective by the SEC. Until all Series A Investors no longer hold Series A warrants to purchase common stock: (i) we may not sell any variable rate securities or dilutive securities except for certain exempt issuances; (ii) if we enter into a subsequent financing on more favorable terms than the Series A Stock financing, then the agreements between us and the Series A Investors will be amended to include such more favorable terms; and (iii) we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  For a period of twelve months following the Series A First Closing, we have granted the Series A Investors a right of first offer on certain future issuances of securities.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The combination of make-whole and accrued dividends paid in shares of common stock for the first quarter ended March 31, 2013 and for the nine months ended September 30, 2013, was $246,000.

In addition to the issuance of the Series A Stock, at the Series A First Closing, we issued warrants to purchase 213,945 shares of common stock to the Series A Investors.  These warrants have a term of 5.5 years and initially were to become exercisable six months from the Series A First Closing, with an initial exercise price of $9.50 per share.  At the Series A Second Closing, we issued warrants to purchase 724,825 shares of common stock to the Series A Investors.  These warrants have a term of 5½ years and initially were to become exercisable six months from the Series A Second Closing, with an initial exercise price of $2.364 per share (collectively, the “Series A Warrants”).  The exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants are subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.  On February 26, 2013, we entered into an agreement with the Series A Investors to modify the Series A Warrants such that they would become immediately exercisable as of February 22, 2013 (the “Modification Date”).  Since the Modification Date through September 30, 2013, 949,634 shares of common stock have been issued from exercise of the Series A Warrants, resulting in proceeds to the Company of $2.4 million.  See discussion below regarding further adjustments to the Series A Warrants as a result of the Series B and C financings executed during 2013.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  The Series A Warrants issued to Series A Investors contain such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at September 30, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.5 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 121.3%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.1 million, which was $119,000 below their carrying value as of June 30, 2013.  As a result, we recognized a $119,000 non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended September 30, 2013.  As a result of similar valuation analyses performed during the first and second quarters of 2013, the combined warrant derivative gains recognized in our consolidated statement of operations for the nine months ended September 30, 2013 was $3.4 million.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the first quarter of 2013 and was recognized as a component of interest expense in the nine months ended September 30, 2013 consolidated statement of operations.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The Series B Warrants have a 5.5 year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and are not exercisable for the first six months following issuance.  The Series B Warrants are not subject to price anti-dilution protection.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Since the Series B Closing through September 30, 2013, the Series B Investor has converted 1,589.274133 shares of Series B stock into 528,000 shares of common stock.  See discussion below regarding additional adjustments to the Series B Stock as a result of the Series C Financing.

Series C Convertible Preferred Stock Financing

On May 3, 2013, we entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of our newly created Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the “Series C Second Closing”) (combined, the “Series C Financing”). After certain offering-related costs, the net proceeds from the Series C Financing were $2.15 million.

As a result of the Series C Second Closing, the conversion price for the Series C Stock was set to $2.85759 per share, or the equivalent of 839,870 shares of common stock issuable upon conversion of all Series C Stock.  The conversion price of the Series C Stock also is subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.  The Series C Stock is entitled to 6% annual dividends, which rate shall increase by 1% per year for as long as the Series C Stock is outstanding, up to a maximum rate of 10%. Accrued dividends are payable semi-annually, and also on the date of conversion of any Series C Stock, in cash or, subject to certain conditions and at our election, in shares of common stock. If the dividends are paid in shares of common stock, the number of shares of common stock comprising the dividend on each share of Series C Stock will be valued at a 20% discount to the average of the daily volume weighted average price for the five-day trading period immediately prior to the dividend payment date.  Given that the effective conversion price of the Series C Stock was below the closing market price of our common stock at the time of both of the Series C closings, we recognized beneficial conversion features in the amount of $1.2 million, which were limited to and reduced the net proceeds allocated to the Series C Stock.  Since the Series C Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.  Accrued dividends relating to the first semi-annual payment for the Series C Stock were $10,400 as of June 30, 2013, and were paid in July of 2013 by issuing 3,604 shares of common stock to the Series C Investors.  For the three month period ended September 30, 2013, we have accrued $4,000 in Series C Stock dividends related to the next semi-annual dividends payment due at the end of 2013.

Also as a result of the Series C Second Closing, the exercise price of the Series A Warrants issued in the Series A First Closing automatically ratcheted down by their terms from their most recent exercise price of $3.05 per share to an adjusted exercise price of $2.86 per share, and the underlying shares exercisable as of the Series C Second Closing were automatically increased from 441,566 shares to 470,907 shares.  In addition, the conversion price of the Series B Stock automatically ratcheted down by their terms from $3.05 per share to an adjusted conversion price of $2.85759 per share, and the underlying shares issuable from conversion of Series B Stock as of the Series C Second Closing were automatically increased from 109,837 shares to 117,231 shares.

In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 491,803 shares of our common stock with an exercise price of $3.77 per share and at the Series C Second Closing, we issued additional warrants to purchase 491,803 shares of our common stock with an exercise price of $3.55 per share (collectively, the “Series C Warrants”).  The exercise price of the Series C Warrants issued equaled 110% of the market value (as defined by Nasdaq rules) of one share of common stock on each closing date.  The Series C Warrants have a 5.5 year term, are not exercisable for the first six months following issuance and include a cash-less exercise provision which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

The common stock underlying the Series C Stock and Series C Warrants were initially unregistered under the Securities Act of 1933.  In connection with the Series C Financing, however, we entered into a registration rights agreement with the Series C Investors (the “Registration Rights Agreement”). The Registration Rights Agreement required us to file registration statements with the SEC registering for resale:  (i) the shares of common stock issuable upon conversion of the Series C Stock; (ii) the shares of common stock issuable as dividends on the Series C Stock; (iii) the shares of common stock issuable upon exercise of the Series C Warrants; and (iv) any additional shares of common stock issuable in connection with any anti-dilution provisions associated with the Series C Stock.  We filed registration statements relating to both of the Series C closings, and both registration statements have been declared effective by the SEC.  Under the terms of the Registration Rights Agreement, we are obligated to maintain the effectiveness of the resale registration statements until all securities registered thereunder are sold or otherwise can be sold without restriction pursuant to Rule 144. The Registration Rights Agreement includes liquidated damages provisions in the event we fail to file or maintain the effectiveness of the registration statements. We do not plan, nor are we obligated, to register the Series C Stock or the Series C Warrants.

During the three months ended September 30, 2013 and through the date of this report, the Series C Investors have converted 2,100 shares of Series C stock into 734,881 shares of common stock, excluding 3,663 of additional shares of common stock issued as consideration for the 6% Series C dividends accrued as of the conversion dates.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	December 31,	Exercise
	2013	2012	Price	Expiration
Liability-classified warrants:

October 2012	470,907	213,945	$2.86(1)	March 2018
December 2012	—	724,825	$2.36	June 2018
	470,907	938,770

Equity-classified warrants:

June 2013	491,803	—	$3.55	December 2018
May 2013	491,803	—	$3.77	November 2018
March 2013	275,000	—	$3.49	September 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	2,967	2,967	$75.00 - $90.00	May 2014 - June 2014
May 2009	109,997	109,997	$90.00	May 2014
July 2008	—	33,698	$118.70 - $136.50	July 2013
Total	1,505,617	280,709

Total - all warrants	1,976,524	1,219,479

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $75,000 for the three and nine months ended September 30, 2013 and 2012, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, services development, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; our ability to maintain compliance with Nasdaq’s continued listing requirements; our ability to continue as a going concern; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop new services; our ability to successfully introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 25, 2013.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (or “FISH”) and high resolution karyotyping.   We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three and nine months ended September 30, 2013, our operating activities included the recognition of $1.5 million and $4.6 million of total revenues, respectively which increased by $208,000 and $744,000, respectively, from the comparable periods in 2012 due primarily to increased volumes of molecular diagnostic tests performed.  Our net loss decreased over the comparable periods in 2012 due partially to increased revenues and reduced operating expenses as a result of cost reduction efforts executed during the second quarter of 2012, but primarily due to non-cash warrant derivative gains of $3.4 million that were recognized during the nine months ended September 30, 2013.

During the second quarter of 2013, we executed an agreement to issue securities in a private placement transaction with certain accredited investors that resulted in gross proceeds to us totaling $2.4 million received in two tranches, with the first tranche having closed on May 6, 2013 and the second tranche having closed on June 28, 2013.  This financing was through the sale of Series C convertible preferred stock (the “Series C Stock”) and warrants to purchase 491,803 shares of common stock with an exercise price of $3.77 per share and 491,803 shares of common stock with an exercise price of $3.55 per share (collectively, the “Series C Warrants”).  Upon closing of both tranches, we received proceeds of $2.15 million, net of offering-related costs.

During the first quarter of 2013, we executed a registered direct offering to an existing institutional investor of Series B convertible preferred stock, common stock and warrants to purchase common stock (the “Series B Financing”), resulting in net proceeds to us of $1.8 million.

The exercise of certain warrants from our Series A convertible preferred stock financing executed during the fourth quarter of 2012 (the “Series A Warrants”) resulted in additional proceeds of $2.4 million through September 30, 2013.

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

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Revenues and Cost of Revenues (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Diagnostic services	$1,468	$1,053	$415	39%	$4,499	$3,549	$950	27%
Clinical trial support services	—	195	(195)	(100)%	—	195	(195)	(100)%
Royalties	35	47	(12)	(26)%	115	126	(11)	(9)%
Cost of services	(845)	(647)	(198)	(31)%	(2,633)	(1,983)	(650)	(33)%

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	#	%	2013	2012	#	%

Total billable tests	1,438	1,356	82	6%	4,641	4,192	449	11%
Total microarray tests	1,145	857	288	34%	3,282	2,661	621	23%
Microarray percentage of total tests	80%	63%			71%	63%
Total prenatal microarray tests	541	225	316	140%	1,548	596	952	160%
Prenatal percentage of total microarray tests	47%	26%			47%	22%

Revenue per test - total	$1,021	$776	$245	32%	$969	$847	$122	14%
Revenue per test - all microarrays	$1,206	$1,109	$97	9%	$1,267	$1,229	$38	3%
Revenue per test - prenatal microarrays	$1,566	$1,644	$(78)	(5)%	$1,627	$1,703	$(76)	(4)%

Although total billable testing volumes increased by 6% and 11% for the three and nine months ended September 30, 2013 over the comparable periods in 2012, respectively, diagnostic services revenues increased by 39% and 27% over the same periods, respectively.  The reason that diagnostic services revenues have increased by greater percentages than have total billable testing volumes is due to a shift in test mix during 2013 towards a higher concentration of microarray testing, particularly in the prenatal testing market.  Because microarray tests are priced and reimbursed at significantly higher rates than our non-array tests, our overall average revenue per test has also increased for all periods presented, thereby driving higher revenues in 2013 compared to 2012.  In addition, decreases in oncology and pediatric testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues quarter-over-quarter and year-over-year.  The change in test mix has been driven by a change in sales and marketing efforts in mid-2012 towards the prenatal diagnostic testing market and less towards pediatric and oncology markets.  Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and nine months ended September 30, 2013 and 2012, net positive revenue adjustments were $169,000, $437,000, $41,000 and $416,000, respectively.  Because approximately 68% of our revenues are billed to non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations. In addition, recent changes by Medicare to the molecular codes used by laboratories such as ours for microarray testing could positively or negatively impact reimbursement from certain non-contracted payors for our microarray tests, which would have a commensurate impact on revenues recognized from those payors.

Clinical Trial Support Services.  In June 2012, we entered into a materials transfer agreement with Affymetrix, Inc. in support of their clinical trial program.  Under the terms of the agreement, we delivered over 300 anonymous patient samples during the third quarter of 2012.  As a result, we fully satisfied our obligations to Affymetrix, which resulted in recognition of $195,000 of clinical trial support services revenues for the three and nine months ended September 30, 2012.  There were no such programs or activities during 2013.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s sales activities were lower in 2013 compared to 2012, resulting in lower royalties for all periods presented in 2013 as compared to 2012.  It is uncertain whether in future periods, CA’s revenues will increase, continue at current levels or decrease to the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as array and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due primarily to increased diagnostic testing volumes period-over-period, as well as increased materials costs associated with converting microarray testing platforms in the first and second quarters of 2013.

Operating Expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Research and development	$247	$311	$(64)	(21)%	$607	$1,103	$(496)	(45)%
Sales and marketing	657	470	187	40%	1,993	2,022	(29)	(1)%
General and administrative	1,149	1,131	18	2%	3,773	4,274	(501)	(12)%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three and nine months ended September 30, 2013, research and development expenses decreased from the comparable 2012 periods due primarily to reduced headcount as well as from lower supply and materials costs incurred.  For the three and nine months ended September 30, 2013 and 2012, non-cash stock compensation expenses were not significant.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended September 30, 2013, sales and marketing expenses increased from the comparable 2012 period due primarily to increased headcount in sales and marketing as well as increased marketing and promotional-related activities.  For the nine months ended September 30, 2013, sales and marketing expenses decreased from the comparable 2012 period due primarily to reduced sales headcount and related travel and marketing expenses, primarily as a result of our cost reduction efforts executed near the end of the second quarter of 2012.  For the three and nine months ended September 30, 2013 and 2012, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.    Changes for the three month periods ended September 30, 2013 were not significant.  For the nine months ended September 30, 2013, general and administrative expenses decreased from the comparable 2012 periods due primarily to reduced salaries and wages from executive retirements and prior year bonuses not repeated in the current periods, reduced third-party billing fees from bringing billing in-house in mid-2012, reduced tenant improvement amortization costs which became fully amortized at the end of 2012 and lower bad debt expenses.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $117,000, $288,000, $77,000 and $317,000 for the three and nine months ended September 30, 2013 and 2012, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Interest expense	(18)	(7)	(11)	(157)%	(339)	(19)	(320)	(1,684)%
Warrant derivative gains	119	—	119	—	3,393	—	3,393	—

Interest Expense.  Prior to the fourth quarter of 2012, interest expense was entirely comprised of interest charges associated with certain capital leases for laboratory equipment, which were $18,000, $59,000, $7,000 and $19,000 for the three and nine months ended September 30, 2013 and 2012, respectively.  Increases are due to additional capital leases during late 2012 and early 2013.  In addition, $280,000 of interest expense in 2013 is related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.

Warrant Derivatives Gains.  This represents the net gains recognized from mark-to-market adjustments of the remaining Series A Warrants to their estimated fair values as of each balance sheet date.  There were no such activities during the first three quarters of 2012.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at September 30, 2013:  (i) closing common stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.5 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 121.3%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.1 million, which was $119,000 below their carrying value as of June 30, 2013.  As a result, we recognized a $119,000 non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended September 30, 2013.  As a result of a similar valuation analysis performed during the first and second quarters in 2013, the combined warrant derivative gains recognized in our consolidated statement of operations for the nine months ended September 30, 2013 was $3.4 million.  The Series A Warrants were valued as Level 3 liabilities under our policies for assessing fair value measurements.  If the inputs such as volatility and probability of subsequent financings were to change, the concluded values could change significantly.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2013, cash and cash equivalents totaled $4.0 million, compared to $2.4 million at December 31, 2012.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Working capital at September 30, 2013 was $3.6 million, compared to a working capital deficit of $(1.4 million) at December 31, 2012.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$(4,099)	$(4,567)	$468
Investing activities	(288)	(20)	(268)
Financing activities	6,022	(89)	6,111
Increase (decrease) in cash and cash equivalents	$1,635	$(4,676)	$6,311

Operating Activities.  The decrease in net cash flows used in operating activities resulted primarily from higher cash reimbursement from customers coupled with decreased operating expenses described above.

Investing Activities.  The increase in net cash flows used in investing activities was due to an increase in capital expenditures primarily related to our laboratory facilities.

Financing Activities.  The increase in net cash flows from financing activities was due to the combination of Series B and C financings discussed above, as well as from Series A common stock warrant exercises.  There were no such financing activities during the first nine months ended September 30, 2012.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial services.  We believe that our cash and cash equivalent balances at September 30, 2013 will allow us to meet our cash requirements into the second quarter of 2014.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we will be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated interim financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have recently entered into an amendment to our existing operating lease for laboratory space and corporate offices, totaling approximately 12,200 square feet, which now expires in January of 2015.  We have no significant commitments for capital expenditures for the remainder of 2013 or beyond.  Also as of September 30, 2013, we had eleven active capital leases totaling $657,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2017.

Recent Accounting Pronouncements

None that are expected to have a material impact to the Company’s consolidated financial statements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we have filed our Answer to that pleading.  Trial has been set for June 9, 2014, in the Orange County Superior Court.  While discovery has recently commenced in the case, we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, but there can be no assurance that we will ultimately be successful.

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

We will not be able to meet our cash requirements beyond the second quarter of 2014 without obtaining additional capital from external sources and if we are unable to do so, we may not be able to continue as a going concern.

We anticipate that our cash and cash equivalents of $4.0 million as of September 30, 2013 will meet our cash requirements into the second quarter of 2014.  However, in order for us to continue as a going concern beyond this point, we will be required to obtain capital from external sources. Unless our market capitalization does not increase or the amount of our public float does not increase, the Series B Financing will have exhausted the limits of our existing S-3 shelf registration statement until April 2014, and we will need to file and obtain effectiveness of additional registration statements in order to raise capital in the form of a registered offering within that time period. In addition, holders of Series A Warrants, holders of Series B Stock and Series B Warrants and holders of Series C Stock and Series C Warrants will, under certain circumstances, have the ability to prevent us from raising additional capital from third parties. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional services necessary to grow and sustain our operations, and we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business could be adversely impacted by the adoption of new coding for molecular genetic tests.

Certain of the procedure codes that we use to bill our tests were recently revised by the American Medical Association, effective January 1, 2013.  In the 2013 Medicare Physician Fee Schedule Final Rule, the Centers for Medicare and Medicaid Services (or “CMS”) announced that it has decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule, rather than move them to the Physician Fee Schedule as some stakeholders had urged. CMS has also announced that for 2013 it will price the new codes using a “gap-filling” process by which it will refer the codes to the Medicare contractors to allow them to determine an appropriate price.  There can be no guarantees that Medicare and other payers will establish positive or adequate coverage policies or reimbursement rates.  If pricing and subsequent reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, or if third-party payors decide not to provide coverage for molecular tests such as ours, our revenues, earnings and cash flows could be adversely impacted.

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

Assuming conversion of all of our convertible securities and exercise in full of all options and warrants outstanding as of September 30, 2013 (not taking into account any price-based or anti-dilution adjustments and not including dividend or redemption payments), approximately 7.5 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.  Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series A Warrants, our Series B Stock and our Series C Stock, redemption features of our Series B Stock or dividend features of our Series C Stock.

Our Common Stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with Nasdaq’s continued listing requirements.

Among the conditions required for continued listing on The NASDAQ Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity. Due to the stockholders’ equity deficiency reported in our Form 8-K filed on February 27, 2013, The NASDAQ Staff notified us that it was reviewing our eligibility for continued listing on The NASDAQ Capital Market. We submitted a plan to regain and thereafter maintain compliance with the stockholders’ equity requirement, and The NASDAQ Staff granted us an extension until August 20, 2013 to evidence compliance with the stockholders’ equity requirement. Although The NASDAQ Staff recently notified us that we have regained compliance with The NASDAQ stockholders’ equity requirement, there are no assurances that we will be able to sustain long-term compliance with The NASDAQ stockholders’ equity requirement. If we fail to maintain compliance with the applicable requirements, our stock may be delisted. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 25 of this report.

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

Date: November 12, 2013

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (iv) Notes to Consolidated Financial Statements*.

(*)                     Included herewith.