Form 10-Q
period 2014-03-31
CombiMatrix Corp
filed 2014-05-12
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

As of May 12, 2014, 11,063,246 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,712	$12,289
Short-term investments	6,784	1,747
Accounts receivable, net of allowance for doubtful accounts of $325 and $288	1,905	1,695
Supplies	253	171
Prepaid expenses and other assets	287	128
Total current assets	14,941	16,030

Property and equipment, net	560	581
Investments in unconsolidated subsidiaries and other	97	221
Total assets	$15,598	$16,832

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,878	$1,367
Current portion, capital lease obligations	138	168
Common stock warrants	433	568
Total current liabilities	2,449	2,103

Capital lease obligations, net of current portion	54	65
Total liabilities	2,503	2,168

Commitments and contingencies (Note 6)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series D - 12,000 shares authorized; none and 2,200.7 issued and outstanding	—	—
Common stock; $0.001 par value; 25,000,000 shares authorized; 11,063,246 and 9,870,838 shares issued and outstanding	11	10
Additional paid-in capital	95,529	95,098
Accumulated other comprehensive loss	(9)	(4)
Accumulated deficit	(82,436)	(80,440)
Total stockholders’ equity	13,095	14,664
Total liabilities and stockholders’ equity	$15,598	$16,832

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Diagnostic services	$1,790	$1,586
Royalties	32	25
Total revenues	1,822	1,611

Operating expenses:
Cost of services	998	937
Research and development	134	183
Sales and marketing	886	641
General and administrative	1,757	1,373
Patent amortization and royalties	32	60
Total operating expenses	3,807	3,194
Operating loss	(1,985)	(1,583)

Other income (expense):
Interest income	5	—
Interest expense	(16)	(302)
Warrant derivative gain	—	1,199
Total other income (expense)	(11)	897
Net loss	$(1,996)	$(686)

Deemed dividends from issuing Series B convertible preferred stock	$—	$(417)
Series A convertible preferred stock dividends	—	(246)
Net loss attributable to common stockholders	$(1,996)	$(1,349)

Basic and diluted net income (loss) per share	$(0.18)	$(0.30)
Deemed dividends from issuing Series B convertible preferred stock	—	(0.18)
Series A convertible preferred stock dividends	—	(0.11)
Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.59)

Basic and diluted weighted average common shares outstanding	10,926,701	2,314,786

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net loss	$(1,996)	$(686)
Unrealized loss on available-for-sale securities	(5)	—
Total comprehensive loss	$(2,001)	$(686)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Operating activities:
Net loss	$(1,996)	$(686)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	71	386
Non-cash stock compensation	77	72
Warrant derivative gain	—	(1,199)
Provision for bad debts	113	60
Changes in assets and liabilities:
Accounts receivable	(304)	(277)
Supplies, prepaid expenses and other assets	(131)	(69)
Accounts payable, accrued expenses and other	601	112
Net cash flows from operating activities	(1,569)	(1,601)
Investing activities:
Purchase of property and equipment	(4)	(13)
Purchase of available-for-sale investments	(5,061)	—
Net cash flows from investing activities	(5,065)	(13)
Financing activities:
Net proceeds from issuance of Series B convertible preferred and common stock	—	1,825
Net proceeds from exercise of common stock warrants	256	993
Payment of accrued issuance costs from issuance of convertible preferred stock	(158)	(106)
Repayment of capital lease obligations	(41)	(65)
Net cash flows from financing activities	57	2,647

Change in cash and cash equivalents	(6,577)	1,033
Cash and cash equivalents, beginning	12,289	2,372
Cash and cash equivalents, ending	$5,712	$3,405

Non-cash financing activities:
Reclassification of derivative liability to equity from warrant exercises	$135	$638
Deemed dividends from issuing Series B convertible preferred stock	$—	$417

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     OVERVIEW AND BACKGROUND

CombiMatrix Corporation (the “Company,” “we,” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with, and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”). In August 2007, we split-off from Acacia and became publicly traded on The Nasdaq Stock Market.  As a result of the split-off, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (“FISH”) and high resolution karyotyping. We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 24, 2014.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2014, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. At March 31, 2014, we had cash, cash equivalents and short-term investments of $12.5 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our technologies and services;

•                  technological advances that may make our technologies and services obsolete or less competitive;

•                  increases in operating costs, including costs for supplies, personnel and equipment;

•                  variability in third-party reimbursement of our tests;

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of the Company and our wholly owned and majority-owned subsidiaries.  Investments for which we possess the power to direct or cause the direction of management and policies, either through majority ownership or other means, are accounted for under the consolidation method.  Material intercompany transactions and balances have been eliminated in consolidation.  Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method.  The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

Revenue Recognition. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the three months ended March 31, 2014 and 2013, net positive revenue adjustments were $144,000 and $202,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

Cash Equivalents and Short-Term Investments.  We consider all highly liquid investments purchased with original maturities of three months or less when purchased to be cash equivalents. Short-term investments consist of fixed income investments with maturities between three and 12 months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheet. Unrealized holding gains and losses are reported within comprehensive loss in the consolidated statement of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. If a decline in the fair value of a short-term investment below our cost basis is determined to be other than temporary, such investment is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To-date, no permanent impairment charges have been realized or recorded.

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

We classify our cash equivalents within the fair value hierarchy as Level 1 as these assets are valued using quoted prices in active markets for identical assets at the measurement date. We classify short-term investments within the fair value hierarchy as Level 2, primarily utilizing broker quotes in a non-active market for valuation of these investments.  Financial instruments that contain valuation inputs that are not readily determinable from active markets or from similar securities trading in active markets, such as derivative financial instruments, are classified within the fair value hierarchy as Level 3.

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

Concentration of Credit Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments.  Accounts receivable from one commercial insurance carrier of $299,000 exceeded 10% of our total accounts receivable balance as of March 31, 2014.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Stock-Based Compensation.  The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally four years.  The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of each restricted stock unit (“RSU”) award is based on the number of shares granted and the quoted price of our common stock on the date of grant.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013

Cost of services	$4	$1
Research and development	—	—
Sales and marketing	11	3
General and administrative	62	68
Total non-cash stock compensation	$77	$72

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

	For the Three Months Ended March 31,
	2014	2013

Common stock options	697,489	299,143
Restricted stock units	320,220	—
Common stock warrants	7,499,566	1,526,904
Series B preferred stock convertible into common stock	—	378,000
Excluded dilutive securities	8,517,275	2,204,047

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In April 2014, the Accounting Standards Board (“FASB”) amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances. The changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 with early adoption permitted.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation. We reclassified $638,000 of the derivative warrant gain originally reported for the three months ended March 31, 2013 to additional paid in capital for the estimated fair value of warrants exercised during that period.  As a result of this reclassification, the net loss and the net loss attributable to common stockholders for the three months ended March 31, 2013 reported herein has been increased by this amount.  This reclassification had no impact on total stockholders’ equity as of March 31, 2013 and had no impact on total revenues, total operating expenses, and the operating loss reported for the three months ended March 31, 2013.

3.     CASH AND SHORT-TERM INVESTMENTS

As of March 31, 2014, we held $5.7 million in cash and cash equivalents and $6.8 million of short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	As of March 31, 2014				As of December 31, 2013
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$5,712	$—	$—	$5,712	$11,290	$—	$—	$11,290
Government bonds	751	—	—	751	—	—	—	—
Corporate bonds	1,808	—	(2)	1,806	—	—	—	—
Certificates of deposit	4,234	—	(7)	4,227	2,750	—	(4)	2,746
	$12,505	$—	$(9)	$12,496	$14,040	$—	$(4)	$14,036

Included in cash and cash equivalents	$5,712	$—	$—	$5,712	$12,290	$—	$(1)	$12,289
Included in short-term investments	6,793	—	(9)	6,784	1,750	—	(3)	1,747
	$12,505	$—	$(9)	$12,496	$14,040	$—	$(4)	$14,036

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
March 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,203	$3,203	$—	$—
Short-term investments	6,784	2,558	4,226	—
Total	$9,987	$5,761	$4,226	$—

Liabilities:
Derivative warrant liability	$433	$—	$—	$433

		Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,263	$7,264	$999	$—
Short-term investments	1,747	—	1,747	—
Total	$10,010	$7,264	$2,746	$—

Liabilities:
Derivative warrant liability	$568	$—	$—	$568

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2013	$568
Changes in fair value	—
Reclassifications	(135)
Balance, March 31, 2014	$433

The fair value of the derivative warrant liability is based on Level 3 inputs.  For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value recorded.  See Note 5 for further discussion of the derivative warrant liability.

5.     STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock and Warrants Financing

During the fourth quarter of 2012, we issued Series A convertible preferred stock (the “Series A Stock”) and warrants to purchase common stock (the “Series A Warrants”) to certain accredited investors (the “Series A Investors”) for gross proceeds of $2.5 million.  During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A convertible preferred stock converted into 1.25 million shares of common stock, and during 2013, 1.2 million shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase 292,817 shares of common stock unexercised as of December 31, 2013.   During the three months ended March 31, 2014, Series A Investors exercised Series A Warrants to purchase 124,111 shares of our common stock, resulting in proceeds of $256,000 to us.  See further discussion below regarding an adjustment made to the exercise price and amount of Series A Warrants issued as a result of the Series D convertible preferred stock financing executed in December 2013.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a “make-whole” payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  During the first quarter of 2013, the Series A Investors converted all of the remaining shares of Series A Stock into 822,421 shares of common stock.  In addition, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions.  The combination of make-whole and accrued dividends paid in shares of common stock for the three months ended March 31, 2013 was $246,000.

For as long as the Series A Warrants remain unexercised through their expiration date in April 2018, we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  Also, the exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants are subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  The Series A Warrants issued to Series A Investors contain such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants at each balance sheet date using the Monte-Carlo simulation method using the following assumptions at March 31, 2014 and 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms ranging from 4 years to 5.2 years; (iii) historical volatilities commensurate with the term of the Series A Warrants ranging from 128.3% to 116.0%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants ranging from 1.3% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  For the three months ended March 31, 2014, the result of Series A Warrant exercises as well as these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $433,000.  As a result, warrant derivative gains were insignificant for the period ended March 31, 2014, whereas warrant derivative liabilities from Series A Warrant exercises in the amount of $135,000 were reclassified to stockholders’ equity.  For the three months ended March 31, 2013, the result of Series A Warrant exercises as well as these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $2.6 million.  As a result, we recognized a $1.2 million non-operating, warrant derivative gain in our consolidated statement of operations for the period ended March 31, 2013 as well as a reclassification of $638,000 to stockholders’ equity.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the period ended March 31, 2013, and was recognized as a component of interest expense in the March 31, 2013 consolidated statement of operations.

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement (the “Series B Purchase Agreement”) with an existing institutional investor (the “Series B Investor”) to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities sold off of our existing shelf registration statement on Form S-3 (File No. 333-176372).  The Series B Financing closed on March 20, 2013 (the “Series B Closing”).  The Series B Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Stock and a Series B Warrant to purchase approximately 171 shares of common stock.  Each fixed combination of Series B Stock and Series B Warrants was sold at a price of $1,000.  The Series B Stock was initially convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share.  During 2013, the Series B Investor converted all of the Series B Stock into common stock.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series B Warrants have a 5½ year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and are not exercisable for the first six months following issuance.  The Series B Warrants are not subject to price anti-dilution protection.  We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances, until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants.

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1 (File No. 333-191221), which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds of $12 million at the Series D Closing. After certain offering-related costs paid to the underwriters and others at the closing and through March 31, 2014, net proceeds received by us were $10.7 million. As of December 31, 2013, 9,799.3 shares of Series D Stock have converted into 4,756,946 shares of common stock. During the first quarter of 2014, all of the remaining Series D Stock converted into an additional 1,068,297 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then-outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these shares as per the terms of our original Series A offering documents.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	March 31,	December 31,	Exercise
	2014	2013	Price	Expiration
Liability-classified warrants:

October 2012	168,706	292,817	$2.06(1)	April 2018
	168,706	292,817

Equity-classified warrants:

December 2013	5,825,243	5,825,243	$3.12	December 2018
June 2013	491,803	491,803	$3.55	December 2018
May 2013	491,803	491,803	$3.77	November 2018
March 2013	275,000	275,000	$3.49	September 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	2,967	2,967	$75.00 - $90.00	May 2014 - July 2014
May 2009	109,997	109,997	$90.00	May 2014
Total	7,330,860	7,330,860
Total - all warrants	7,499,566	7,623,677

(1)         Prior to the anti-dilution adjustments which occurred on March 20, 2013, June 28, 2013 and December 20, 2013, these warrants originally had an exercise price of $9.50 per share.

Subsequent to March 31, 2014, the May 2009 warrants listed above expired unexercised.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.     COMMITMENTS AND CONTINGENCIES

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

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 in each of the quarters ended March 31, 2014 and 2013, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann filed an Amended Complaint, and we have filed our Answer to that pleading.  On February 14, 2014, we filed a Motion for Summary Judgment, requesting that the Court enter judgment in our favor without trial.  That Motion was denied by the Court on April 30, 2014 and trial remains set for June 9, 2014, in the Orange County Superior Court.  While discovery has commenced in the case, and we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, there can be no assurance that we will ultimately be successful.  No contingent liability has been recognized due to the lack of specificity relating to the damages being sought by Strathmann.

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

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 24, 2014.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 24, 2014.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Overview

For the three months ended March 31, 2014, our operating activities included the recognition of $1.8 million of total revenues, which increased by $211,000 from the comparable period in 2013 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the prenatal testing market.  Our net loss increased over the comparable periods due partially to increased sales, marketing, general and administrative expenses as a result of business expansion during the quarter, but primarily due to a non-cash warrant derivative gain of $1.2 million that was recognized during the first quarter of 2013 but not repeated during the first quarter of 2014.

On February 19, 2014, Dr. Hockett resigned his position as Chief Medical Officer and director.  On March 10, 2014, we announced that R. Weslie Tyson, M.D. was hired as our Chief Medical Officer, effective April 8, 2014.  Dr. Tyson has been a practicing pediatric and perinatal pathologist for 24 years, and has practiced perinatal and pediatric pathology in the Denver community for the past 20 years.  He was with The Children’s Hospital in Denver from 1993 to 1998.  Dr. Tyson was formerly with UniPath, a multispecialty pathology group that staffs eight metro hospitals and a large central laboratory.  Dr. Tyson founded the Pediatric/Neonatology section of UniPath and directed the pediatric and perinatal service for UniPath since 1999.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 24, 2014, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%

Diagnostic services	$1,790	$1,586	$204	13%
Royalties	32	25	7	28%
Cost of services	(998)	(937)	(61)	(7)%

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended
	March 31,		Change
	2014	2013	#	%

Total billable tests	1,673	1,718	(45)	(3)%
Total microarray tests	1,369	1,030	339	33%
Microarray percentage of total tests	82%	60%
Total prenatal(1) microarray tests	737	461	276	60%
Prenatal percentage of total microarray tests	54%	45%

Revenue per test - total	$1,070	$923	$147	16%
Revenue per test - all microarrays	$1,252	$1,392	$(140)	(10)%
Revenue per test - prenatal microarrays	$1,522	$1,813	$(291)	(16)%

(1) includes both miscarriage analysis and prenatal microarray tests

Although total billable testing volumes decreased by 3% for the three months ended March 31, 2014 over 2013, diagnostic services revenues increased by 13% over the same period.  The reason that diagnostic services revenues have increased despite a decrease in total billable testing volumes is due to a shift in test mix during 2014 towards a higher concentration of microarray testing, particularly in the prenatal testing market.  Because microarray tests are priced and reimbursed at significantly higher rates than our non-array tests, our overall average revenue per test has also increased quarter-over-quarter, thereby driving higher revenues in 2014 compared to 2013.  In addition, decreases in oncology and pediatric testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues year-over-year.  The change in test mix has been driven by a change in sales and marketing efforts in mid-2012 towards the prenatal diagnostic testing market and less towards pediatric, oncology and non-array testing markets.  The change in payor mix and adoption of new billing codes for molecular testing that we adopted during the second quarter of 2013 has resulted in lower average reimbursement per microarray test in 2014 as compared to 2013.

Diagnostic services revenues also includes adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three months ended March 31, 2014 and 2013, net positive revenue adjustments were $144,000 and $202,000, respectively.  Because approximately 66% of our diagnostic revenues are billed to non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations. In addition, recent changes to the molecular codes used by laboratories such as ours for microarray testing could positively or negatively impact reimbursement from certain non-contracted payors for our microarray tests, which would have a commensurate impact on revenues recognized from those payors.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s actual sales were greater in 2014 than 2013, resulting in higher royalty revenues recognized by us.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due primarily to increased diagnostic testing volumes quarter-over-quarter.  However, the percentage growth in cost of services was lower than the increase in diagnostic services revenues as a result of lower materials costs for our microarray tests, due to the conversion to a new microarray testing platform that was completed in the second quarter of 2013.  For the three months ended March 31, 2014 and 2013, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%

Research and development	$134	$183	$(49)	(27)%
Sales and marketing	886	641	245	38%
General and administrative	1,757	1,373	384	28%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three months ended March 31, 2014, research and development expenses decreased from the comparable 2013 period due primarily to reduced development efforts associated with converting microarray platforms, which were higher in 2013.  For the three months ended March 31, 2014 and 2013, non-cash stock compensation expenses were not significant.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended March 31, 2014, sales and marketing expenses increased from the comparable 2013 period due primarily to increased headcount, travel and marketing expenses as a result of expanding our direct sales force in the area of prenatal molecular diagnostic testing.  For the three months ended March 31, 2014 and 2013, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  For the three months ended March 31, 2014, general and administrative expenses increased from the comparable 2013 period due primarily to increased legal fees associated with ongoing litigation.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $62,000 and $68,000 for the three months ended March 31, 2014 and 2013, respectively.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	$	%

Interest expense	$(16)	$(302)	$286	95%
Warrant derivative gain	—	1,199	(1,199)	—

Interest Expense.  Historically, interest expense was entirely comprised of interest charges associated with certain capital leases for laboratory equipment, which were $16,000 and $21,000 for the three months ended March 31, 2014 and 2013, respectively.  Decreases are due to fewer capital leases for certain laboratory equipment during 2014 compared to 2013.  In addition, $280,000 of interest expense in 2013 is related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.

Warrant Derivatives Gain.  This activity represents the net gains or charges recognized from mark-to-market adjustments of the remaining Series A Warrants to their estimated fair values as of each balance sheet date or when the Series A Warrants are exercised.  We valued the Series A Warrants at each balance sheet date using the Monte-Carlo simulation method using the following assumptions at March 31, 2014 and 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms ranging from 4 years to 5.2 years; (iii) historical volatilities commensurate with the term of the Series A Warrants ranging from 128.3% to 116.0%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants ranging from 1.3% to 0.8%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  For the three months ended March 31, 2014, the result of Series A Warrant exercises as well as these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $433,000.  As a result, warrant derivative gains were insignificant for the period ended March 31, 2014, whereas warrant derivative liabilities from Series A Warrant exercises in the amount of $135,000 were reclassified to stockholders’ equity.  For the three months ended March 31, 2013, the result of Series A Warrant exercises as well as these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $2.6 million.  As a result, we recognized a $1.2 million non-operating, warrant derivative gain in our consolidated statement of operations for the period ended March 31, 2013 as well as a reclassification of $638,000 to stockholders’ equity.  The Series A Warrants were valued as Level 3 liabilities under our policies for assessing fair value measurements.  If the inputs such as volatility and probability of subsequent financings were to change, the concluded values could change significantly.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2014, cash, cash equivalents and short-term investments totaled $12.5 million, compared to $14.0 million at December 31, 2013.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits and fixed income securities issued by U.S. financial institutions.  Working capital was $12.5 million and $13.9 million at March 31, 2014 and December 31, 2013, respectively.  The primary reason for the decrease in working capital was due to lower cash balances at March 31, 2014 compared to December 31, 2013, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$(1,569)	$(1,601)	$32
Investing activities	(5,065)	(13)	(5,052)
Financing activities	57	2,647	(2,590)
Increase (decrease) in cash and cash equivalents	$(6,577)	$1,033	$(7,610)

Operating Activities.  Higher cash inflows from improved cash collections during the three months ended March 31, 2014 compared to 2013 were nearly offset by higher operating expenses described above, resulting in a relatively small change in cash used in operating activities for the periods presented.

Investing Activities.  The increase in net cash flows used in investing activities was due to additional purchases of short-term investments made during the three months ended March 31, 2014, whereas we did not hold short-term investments nor purchase or sell short-term investments during the comparable period in 2013.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the $1.8 million of net proceeds received from the Series B Financing coupled with $993,000 in proceeds from the exercise of certain Series A Warrants during the first quarter of 2013.  Proceeds from Series A Warrant exercises during the first quarter of 2014 were nearly offset by Series D offering related costs that were paid during the first quarter of 2014.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash and cash equivalent balances as of March 31, 2014 will be sufficient to meet our expected cash requirements for current operations for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2014 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

•                  the costs of commercialization activities, including sales and marketing costs and capital equipment;

•                  competing technological developments;

•                  the creation and formation of strategic partnerships;

•                  variability in third-party reimbursement for our diagnostic tests;

•                  the costs associated with leasing and improving our Irvine, California facility; and

•                  other factors that may not be within our control.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  However, we have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January of 2015.  We have no significant commitments for capital expenditures for the remainder of 2014 or beyond.  We have executed eleven capital leases totaling $435,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2017.

Recent Accounting Pronouncements

None that are expected to have a material impact to the Company’s consolidated financial statements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann filed an Amended Complaint, and we have filed our Answer to that pleading.  On February 14, 2014, we filed a Motion for Summary Judgment, requesting that the Court enter judgment in our favor without trial.  That Motion was denied by the Court on April 30, 2014 and trial remains set for June 9, 2014, in the Orange County Superior Court.  While discovery has commenced in the case, and we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, there can be no assurance that we will ultimately be successful.

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 24, 2014.

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

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial condition or results of operations. On February 14, 2011, Relator Michael Strathmann served us with a Complaint filed in the Superior Court of the State of California for the County of Orange. The Complaint alleged that we submitted false and fraudulent insurance claims to National Union Fire Insurance Company of Pittsburgh, PA in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. Subsequently, Strathmann filed a Notice of Appeal of the award of attorneys’ fees against him. On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann has filed an Amended Complaint, and we will be filing an Answer to that pleading.  On February 14, 2014, we filed a Motion for Summary Judgment, requesting that the Court enter judgment in our favor without trial.  That Motion was denied by the Court on April 30, 2014 and trial remains set for June 9, 2014 in the Orange County Superior Court.  While discovery has commenced in the case, and we believe that there is no merit to Strathmann’s claims and intend to vigorously defend against them, there can be no assurance that we will ultimately be successful.  Defense of this lawsuit could be time-consuming and expensive, and there can be no assurance that we will be successful in our defense.

Our stock price could decline because of the potentially dilutive effect of future financings, warrant anti-dilution provisions or exercises of warrants and common stock options.

Assuming exercise in full of all options and warrants outstanding as of March 31, 2014 (not taking into account any price based or anti-dilution adjustments), approximately 19.6 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series A Warrants.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2014, March 10, 2014, March 11, 2014 and March 18, 2014, we issued an aggregate of 124,111 shares of our common stock to accredited investors for an aggregate purchase price of approximately $256,000 upon such investors’ successive exercises of Series A Warrants to purchase shares of our common stock at an exercise price of $2.06 per share.  The above-described issuances have been determined to be exempt from registration under the Securities Act of 1933 in reliance on Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

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

Date: May 12, 2014

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

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.

3.8	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
10.2

Form of Restricted Stock Unit Award Agreement under the Company’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 24, 2014.

10.3	Employment Agreement for R. Weslie Tyson, M.D. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.(*)

(*)                     Included herewith.