Form 10-Q
period 2014-06-30
CombiMatrix Corp
filed 2014-08-11
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

As of August 8, 2014, 11,063,246 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,333	$12,289
Short-term investments	6,765	1,747
Accounts receivable, net of allowance for doubtful accounts of $310 and $288	1,950	1,695
Supplies	281	171
Prepaid expenses and other assets	302	128
Total current assets	12,631	16,030
Property and equipment, net	716	581
Investments in unconsolidated subsidiaries and other	97	221
Total assets	$13,444	$16,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,901	$1,367
Current portion, long-term debt	232	168
Common stock warrants	—	568
Total current liabilities	2,133	2,103
Capital lease obligations, net of current portion	109	65
Secured promissory note payable, net of current portion	205	—
Total liabilities	2,447	2,168

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series D - 12,000 shares authorized; none and 2,200.7 shares issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 11,063,246 and 9,870,838 shares issued and outstanding	11	10
Additional paid-in capital	96,005	95,098
Accumulated other comprehensive loss	(4)	(4)
Accumulated net losses	(85,015)	(80,440)
Total stockholders’ equity	10,997	14,664
Total liabilities and stockholders’ equity	$13,444	$16,832

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues:
Diagnostic services	$1,906	$1,445	$3,696	$3,031
Royalties	35	55	67	80
Total revenues	1,941	1,500	3,763	3,111

Operating expenses:
Cost of services	1,053	851	2,051	1,788
Research and development	224	177	358	360
Sales and marketing	1,109	695	1,995	1,336
General and administrative	2,216	1,251	3,973	2,624
Patent amortization and royalties	28	66	60	126
Total operating expenses	4,630	3,040	8,437	6,234
Operating loss	(2,689)	(1,540)	(4,674)	(3,123)
Other income (expense):
Interest income	24	1	29	1
Interest expense	(22)	(19)	(38)	(321)
Warrant derivative gains	152	1,045	152	2,244
Warrant modification charge	(44)	—	(44)	—
Total other income (expense)	110	1,027	99	1,924
Net loss	$(2,579)	$(513)	$(4,575)	$(1,199)

Series A convertible preferred stock dividends	$—	$—	$—	$(246)
Series C convertible preferred stock dividends	—	(11)	—	(11)
Deemed dividends from issuing Series B convertible preferred stock	—	—	—	(417)
Deemed dividends from issuing Series C convertible preferred stock	—	(1,213)	—	(1,213)
Net loss attributable to common stockholders	$(2,579)	$(1,737)	$(4,575)	$(3,086)

Basic and diluted net loss per share	$(0.23)	$(0.14)	$(0.42)	$(0.41)
Series A convertible preferred stock dividends	—	—	—	(0.08)
Deemed dividends from issuing Series B convertible preferred stock	—	—	—	(0.14)
Deemed dividends from issuing Series C convertible preferred stock	—	(0.34)	—	(0.41)
Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.48)	$(0.42)	$(1.04)

Basic and diluted weighted average common shares outstanding	11,063,246	3,547,709	10,995,351	2,934,653

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(2,579)	$(513)	$(4,575)	$(1,199)
Unrealized gain on available-for-sale investments	5	—	—	—
Total comprehensive loss	$(2,574)	$(513)	$(4,575)	$(1,199)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net loss	$(4,575)	$(1,199)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	149	481
Non-cash stock compensation	266	179
Warrant derivative gains	(152)	(2,244)
Provision for bad debts	214	115
Warrant modification charge	44	—
Changes in assets and liabilities:
Accounts receivable	(426)	(290)
Supplies, prepaid expenses and other assets	(174)	(18)
Accounts payable, accrued expenses and other	608	160
Net cash flows from operating activities	(4,046)	(2,816)

Investing activities:
Purchases of property and equipment	(134)	(80)
Purchase of available-for-sale investments	(5,811)	—
Sale of available-for-sale investments	750	—
Net cash flows from investing activities	(5,195)	(80)

Financing activities:
Proceeds from secured promissory note payable, net of issuance costs	328	—
Net proceeds from issuance of Series B convertible preferred and common stock	—	1,768
Net proceeds from issuance of Series C convertible preferred stock	—	2,314
Net proceeds from exercise of Series A common stock warrants	256	2,399
Cost of issuing Series D convertible preferred stock and other	(196)	—
Payment of accrued financing costs from issuance of Series A convertible preferred stock and secured promissory note payable	—	(106)
Payments on secured promissory note	(16)	—
Payments of capital lease obligations	(87)	(127)
Net cash flows from financing activities	285	6,248

Change in cash and cash equivalents	(8,956)	3,352
Cash and cash equivalents, beginning	12,289	2,372
Cash and cash equivalents, ending	$3,333	$5,724

Non-cash financing activities:
Reclassification of derivative liability to equity from warrant exercises and modifications	$416	$1,030
Property and equipment purchased under capital lease	$88	$—
Conversion of Series A convertible preferred stock into common stock	$—	$394
Conversion of Series B convertible preferred stock into common stock	$—	$303
Deemed dividends from issuing Series B convertible preferred stock	$—	$417
Deemed dividends from issuing Series C convertible preferred stock	$—	$1,213

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 24, 2014.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2014, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of June 30, 2014, we had cash, cash equivalents and short-term investments of $10.1 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our technologies and services;

•                  technological advances that may make our technologies and services obsolete or less competitive;

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and Medicaid, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and six months ended June 30, 2014 and 2013, net positive revenue adjustments were $121,000, $265,000, $67,000 and $268,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Concentration of Credit Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments.  Accounts receivable from two separate commercial insurance carriers of $355,000 and $224,000, respectively, each exceeded 10% of our total accounts receivable balance as of June 30, 2014.

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

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of services	$5	$2	$9	$3
Research and development	—	—	—	—
Sales and marketing	19	2	30	5
General and administrative	165	103	227	171
Total non-cash stock compensation	$189	$107	$266	$179

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Common stock options	695,989	625,769	695,989	625,769
Restricted stock units	380,220	—	380,220	—
Common stock warrants	7,412,372	2,010,222	7,412,372	2,010,222
Series B preferred stock convertible into common stock	—	117,232	—	117,232
Series C preferred stock convertible into common stock	—	839,870	—	839,870
Excluded potentially dilutive securities	8,488,581	3,593,093	8,488,581	3,593,093

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance regarding revenue recognition, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles.  The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional disclosures including those that are qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  The new guidance becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

In April 2014, the FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances. The changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

In July 2013, the FASB issued guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  Under this guidance, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 with early adoption permitted.  The adoption of this guidance did not have a material impact on our consolidated financial statements or related disclosures.

In February 2013, the FASB amended its guidance to require an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income or loss on the respective line items in net income or loss.  The new accounting guidance does not change the items that must be reported in other comprehensive income or loss or when an item of other comprehensive income or loss must be reclassified to net income or loss.  The guidance is effective prospectively for fiscal years beginning after December 15, 2012 and we were required to adopt these new provisions during the first quarter of 2013.  As the guidance requires additional presentation only, there was no impact to our consolidated financial statements or related disclosures.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.  We reclassified $392,000 and $1.0 million of the derivative warrant gain originally reported for the three and six months ended June 30, 2013, respectively, to additional paid-in capital for the estimated fair value of warrants exercised during these periods.  As a result of these reclassifications, the net loss and the net loss attributable to common stockholders for the three and six months ended June 30, 2013 reported herein have been increased by these amounts.  These reclassifications had no impact on total stockholders’ equity nor any other balance sheet components as of March 31, 2013 or June 30, 2013, and had no impact on total revenues, total operating expenses, and the operating loss reported for the three and six months ended June 30, 2013.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.              CASH AND SHORT-TERM INVESTMENTS

As of June 30, 2014, we held $10.1 million in cash, cash equivalents and short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	As of June 30, 2014				As of December 31, 2013
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$3,333	$—	$—	$3,333	$11,290	$—	$—	$11,290
Government bonds	751	—	—	751	—	—	—	—
Corporate bonds	1,788	—	—	1,788	—	—	—	—
Certificates of deposit	4,230	—	(4)	4,226	2,750	—	(4)	2,746
	$10,102	$—	$(4)	$10,098	$14,040	$—	$(4)	$14,036

Included in cash and cash equivalents	$3,333	$—	$—	$3,333	$12,290	$—	$(1)	$12,289
Included in short-term investments	6,769	—	(4)	6,765	1,750	—	(3)	1,747
	$10,102	$—	$(4)	$10,098	$14,040	$—	$(4)	$14,036

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
June 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,224	$2,224	$—	$—
Short-term investments	6,765	2,539	4,226	—
Cash equivalents	$8,989	$4,763	$4,226	$—

		Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,263	$7,264	$999	$—
Short-term investments	1,747	—	1,747	—
Cash equivalents	$10,010	$7,264	$2,746	$—

Liabilities:
Derivative warrant liability	$568	$—	$—	$568

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2013	$568
Changes in fair value	(152)
Reclassifications	(416)
Balance, June 30, 2014	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The fair value of the derivative warrant liability is based on Level 3 inputs.  For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value recorded.  See Note 6 for further discussion of the derivative warrant liability and for the June 2014 modifications, which resulted in permanent equity classification of the warrant liability as of June 30, 2014.

5.              SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of June 30, 2014, the fair value of the Note approximated its carrying value of $312,000, net of unamortized closing costs of $21,000.

6.              STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock and Warrants Financing

During the fourth quarter of 2012, we issued Series A convertible preferred stock (the “Series A Stock”) and warrants to purchase common stock (the “Series A Warrants”) to certain accredited investors (the “Series A Investors”) for gross proceeds of $2.5 million.  During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A convertible preferred stock converted into 1.25 million shares of common stock, and during 2013, 1.2 million shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase 292,817 shares of common stock unexercised as of December 31, 2013.   During the six months ended June 30, 2014, Series A Investors exercised Series A Warrants to purchase 124,111 shares of our common stock, resulting in proceeds of $256,000 to us.

Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a “make-whole” payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  During the first six months of 2013, the Series A Investors converted all of the remaining shares of Series A Stock into 822,421 shares of common stock.  In addition, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions.  The combination of make-whole and accrued dividends paid in shares of common stock for the six months ended June 30, 2013 was $246,000.

For as long as the Series A Warrants remain unexercised through their expiration date in April 2018, we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  Prior to June 2014, the exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants were subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants.  In June 2014, we executed modification agreements (the “Modification”) with the remaining Series A Investors to remove the full-ratchet anti-dilution adjustment provisions as well as the Black-Scholes cash buy-back provisions from the terms of the Series A Warrants, thereby eliminating the requirement for derivative accounting and liability classification for the Series A Warrants as of the Modification date.  In consideration for agreeing to these Modifications, we issued additional warrants to the Series A Investors to purchase 25,303 shares of common stock at an exercise price of $2.06 per share and an expiration date in April 2018, which are equivalent to the terms of the existing Series A Warrants as modified by the Modification, but are not subject to any registration rights.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to the Modification, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the three and six months ended June 30, 2014.

We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at June 30, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.7 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 120.5%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.3%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.2 million, which was $1.4 million below their carrying value as of March 31, 2013.  As a result, we recognized a $1.0 million non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended June 30, 2013, whereas warrant derivative liabilities from Series A Warrant exercises in the amount of $392,000 were reclassified to stockholders’ equity.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2013, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2013 was $2.2 million and $1.0 million, respectively.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the six-month period ended June 30, 2013, and was recognized as a component of interest expense.

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

The Series B Warrants have a 5½ year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and were not exercisable for the first six months following issuance.  The Series B Warrants are not subject to price anti-dilution protection.  We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances, until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants.

Series C Convertible Preferred Stock Financing

On May 3, 2013, we entered into a securities purchase agreement (the “Series C Purchase Agreement”) with certain accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of our newly created Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the “Series C Second Closing”) (combined, the “Series C Financing”). After certain offering-related costs paid, the net proceeds from the Series C Financing was approximately $2.2 million.

As a result of the Series C Second Closing, the conversion price for the Series C Stock was set to $2.85759 per share, or the equivalent of 839,870 shares of common stock issuable upon conversion of all Series C Stock.  The Series C Stock was entitled to 6% annual dividends, and accrued dividends were payable semi-annually, and also on the date of conversion of any Series C Stock, in cash or, subject to certain conditions and at our election, in shares of common stock. If the dividends were paid in shares of common stock, the number of shares of common stock comprising the dividend on each share of Series C Stock was valued at a 20% discount to the average of the daily volume weighted average price for the five-day trading period immediately prior to the dividend payment date.  Given that the effective conversion price of the Series C Stock was below the closing market price of our common stock at the time of both of the Series C closings, we recognized beneficial conversion features in the amount of $1.2 million, which were limited to and reduced the net proceeds allocated to the Series C Stock.  Since the Series C Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.  During the remainder of 2013, the Series C Investors converted all 2,400 shares of Series C stock into 839,864 shares of common stock.

In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 491,803 shares of our common stock with an exercise price of $3.77 per share and at the Series C Second Closing, we issued additional warrants to purchase 491,803 shares of our common stock with an exercise price of $3.55 per share (collectively, the “Series C Warrants”).  The Series C Warrants have a 5½ year term, were not exercisable for the first six months following issuance and include a cash-less exercise provision which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.  Until all Series C Investors no longer hold Series C Warrants:  (i) we may not sell any variable rate securities except for certain exempt issuances; and (ii) if we enter into a subsequent financing on more favorable terms than the Series C Financing, then the agreements between us and the Series C Investors will be amended to include such more favorable terms.  In addition, until 7.5% or less of the Series C Warrants remain unexercised, we may not sell any dilutive securities, except for certain exempt issuances.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1 (File No. 333-191221), which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds of $12 million at the Series D Closing. After certain offering-related costs paid to the underwriters and others at the closing and through June 30, 2014, net proceeds received by us were approximately $10.7 million. As of December 31, 2013, 9,799.3 shares of Series D Stock have converted into 4,756,946 shares of common stock. During the first quarter of 2014, all of the remaining Series D Stock converted into an additional 1,068,297 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then-outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these shares as per the terms of our original Series A offering documents.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
	2014	2013	Price	Expiration
Liability-classified warrants:

October 2012	—	292,817	$2.06(1)	March 2018

Equity-classified warrants:

December 2013	5,825,243	5,825,243	$3.55	December 2018
June 2013	491,803	491,803	$3.55	December 2018
May 2013	491,803	491,803	$3.77	November 2018
March 2013	275,000	275,000	$3.49	September 2018
October 2012	194,009	—	$2.06(1)	April 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	467	2,967	$75.00 - $90.00	May 2014 - July 2014
May 2009	—	109,997	$90.00	May 2014
Total	7,412,372	7,330,860

Total - all warrants	7,412,372	7,623,677

(1)         Prior to the anti-dilution adjustments which occurred on March 20, 2013, June 28, 2013 and December 20, 2013, these warrants had an initial exercise price of $9.50 per share.  Also, due to the Modification previously discussed, these warrants are no longer liability classified as of June 30, 2014.

Subsequent to June 30, 2014, the remaining May 2009 warrants listed above expired unexercised.

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $50,000 for the three and six months ended June 30, 2014 and 2013, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  Discovery has commenced and concluded.  We and Acacia filed a motion for summary judgment to dismiss many, if not all, of the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the court commenced on June 9, 2014 and has continued through the date of this filing, though the trial is expected to conclude later in August.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.

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

Overview

For the three and six months ended June 30, 2014, our operating activities included the recognition of $1.9 million and $3.8 million of total revenues, respectively, which increased by $441,000 and $652,000, respectively, from the comparable periods in 2013 due primarily to increased volumes of molecular diagnostic tests performed.  Our net losses for the three and six months ended June 30, 2014 increased over the comparable periods in 2013 due primarily to increased operating expenses as a result of sales and marketing expansion and increased litigation expenses, as well as from non-cash warrant derivative gains of $1.0 million and $2.2 million that were recognized during the three and six months ended June 30, 2013, respectively, compared to relatively insignificant such gains in the 2014 comparable periods.

On April 9, 2014, we announced that Trilochan Sahoo, M.D. FACMG, had joined the Company as Director of Cytogenetics. Dr. Sahoo’s expertise is in the development, evaluation and implementation of microarray-based technologies, especially as used as an important diagnostic tool in clinical cytogenetics and genomics.  On May 13, 2014, we announced that Long Island Pathology (“LI Path”) began offering its patients our chromosomal microarray analysis (“CMA”) testing for miscarriage analysis.  LI Path, based in East Setauket, New York, is a physician-led diagnostic pathology laboratory serving the New York, New Jersey and northeastern Pennsylvania areas.  On July 15, 2014, we announced that our CMA test to identify development disorders in pediatric patients, known as the CombiSNP™ Array for Pediatric Analysis, had received conditional approval from the New York Department of Health (“NYDOH”) for testing on patient samples.  On July 22, 2014, we announced a contract with Stratose Networks Division, one of the largest directly-managed PPO networks in U.S., to provide coverage of our diagnostic testing services.  On July 31, 2014, we announced that that our SNP-based CMA test for miscarriage analysis, known as the CombiSNP™ Array for Pregnancy Loss, had also received conditional approval from the NYDOH. This approval was for testing on fresh tissue patient samples as well as for formalin fixed paraffin embedded patient samples.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Diagnostic services	$1,906	$1,445	$461	32%	$3,696	$3,031	$665	22%
Royalties	35	55	(20)	(36)%	67	80	(13)	(16)%
Cost of services	(1,053)	(851)	(202)	(24)%	(2,051)	(1,788)	(263)	(15)%

Diagnostic Services.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	#	%	2014	2013	#	%

Total billable tests	1,840	1,485	355	24%	3,513	3,203	310	10%
Microarray tests	1,431	1,106	325	29%	2,800	2,136	664	31%
Microarray %age of total tests	77.8%	74.5%			79.7%	66.7%
Total prenatal(1) microarray tests	872	546	326	60%	1,609	1,007	602	60%
Prenatal percentage of total microarray tests	60.9%	49.4%			57.5%	47.1%

Revenue per test - total	$1,036	$973	$63	6%	$1,052	$946	$106	11%
Revenue per test - microarrays	$1,251	$1,213	$38	3%	$1,251	$1,299	$(48)	(4)%
Revenue per test - prenatal microarrays	$1,400	$1,531	$(131)	(9)%	$1,456	$1,660	$(204)	(12)%

(1) includes both miscarriage analysis and prenatal microarray tests

Although total billable testing volumes increased by 24% and 10% for the three and six months ended June 30, 2014 over the comparable periods in 2013, respectively, diagnostic services revenues for the three and six months ended June 30, 2014 increased by 32% and 22% over the comparable periods in 2013, respectively.  The reason that diagnostic services revenues have increased by greater percentages than have total billable testing volumes is due to a shift in test mix during 2014 towards a higher concentration of microarray testing, particularly in the prenatal testing market.  Because microarray tests are priced and reimbursed at significantly higher rates than our nonarray-based tests, our overall average revenue per test has increased for all periods presented, thereby driving higher revenues in the first half of 2014 compared to the first half of 2013.  In addition, decreases in oncology testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues quarter-over-quarter and year-over-year.  The change in test mix has been driven by a change in sales and marketing efforts towards the prenatal diagnostic testing market and less towards pediatric and oncology markets.  The change in payor mix and adoption of new billing codes for molecular testing that we adopted during the second quarter of 2013 has resulted in lower average reimbursement per microarray test in the prenatal microarray segment in 2014 as compared to 2013.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and six months ended June 30, 2014 and 2013, net positive revenue adjustments were $121,000, $265,000, $67,000 and $268,000, respectively.   Because approximately 67% of our diagnostic revenues are billed to non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations. In addition, recent changes to the molecular codes used by laboratories such as ours for microarray testing could positively or negatively impact reimbursement from certain non-contracted payors for our microarray tests, which would have a commensurate impact on revenues recognized from those payors.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s sales activities were lower in 2014 compared to 2013, resulting in lower royalty revenues recognized for all periods presented.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due primarily to increased diagnostic testing volumes quarter-over-quarter.  However, the percentage growth in cost of services was lower than the increase in diagnostic services revenues as a result of lower materials costs for our microarray tests, due to the conversion to a new microarray testing platform that was completed in the second quarter of 2013.  For the three and six months ended June 30, 2014 and 2013, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Research and development	$224	$177	$47	27%	$358	$360	$(2)	(1)%
Sales and marketing	1,109	695	414	60%	1,995	1,336	659	49%
General and administrative	2,216	1,251	965	77%	3,973	2,624	1,349	51%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three months ended June 30, 2014, research and development expenses increased from the comparable 2013 period due primarily to increased headcount and increased new test development activities.  For the six months ended June 30, 2014, research and development expenses nearly matched the prior period amounts as new test development activities primarily in the second quarter of 2014 were nearly equivalent to the microarray platform change efforts that were incurred mostly in the first quarter of 2013 but not repeated in the first quarter of 2014.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three and six months ended June 30, 2014, sales and marketing expenses increased from the comparable 2013 periods due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities.  For the three and six months ended June 30, 2014 and 2013, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.    For the three and six months ended June 30, 2014, general and administrative expenses increased from the comparable 2013 periods due primarily to increased litigation expense, where we incurred $860,000 and $1.3 million, respectively, of litigation-related costs and expenses compared to only $66,000 and $92,000 in the comparable 2013 periods, respectively.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $165,000, $227,000, $103,000 and $171,000 for the three and six months ended June 30, 2014 and 2013, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Interest expense	$(22)	$(19)	$(3)	(16)%	$(38)	$(321)	$283	88%
Warrant derivative gains	152	1,045	(893)	—	152	2,244	(2,092)	—

Interest Expense.  Historically, interest expense was entirely comprised of interest charges associated with certain capital leases for laboratory equipment, which were $22,000, $38,000, $19,000 and $41,000 for the three and six months ended June 30, 2014 and 2013, respectively.  For the six month period ended June 30, 2013, $280,000 of interest expense recognized was related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.

Warrant Derivatives Gains.  We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to June 2014, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to the Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the three and six months ended June 30, 2014.

We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions at June 30, 2013:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.7 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 120.5%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.3%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.2 million, which was $1.4 million below their carrying value as of March 31, 2013.  As a result, we recognized a $1.0 million non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended June 30, 2013, whereas warrant derivative liabilities from Series A Warrant exercises in the amount of $392,000 were reclassified to stockholders’ equity.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2013, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2013 was $2.2 million and $1.0 million, respectively.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2014, cash and cash equivalents totaled $10.1 million, compared to $14.0 million at December 31, 2013.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits and fixed income securities issued by U.S. financial institutions.  Working capital was $10.5 million and $13.9 million at June 30, 2014 and December 31, 2013, respectively.  The primary reason for the decrease in working capital was lower cash balances at June 30, 2014 compared to December 31, 2013, driven by operating, investing and financing activities described below:

	Six Months Ended
	June 30,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$(4,046)	$(2,816)	$(1,230)
Investing activities	(5,195)	(80)	(5,115)
Financing activities	285	6,248	(5,963)
(Decrease) Increase in cash and cash equivalents	$(8,956)	$3,352	$(12,308)

Operating Activities.  The increase in net cash flows used in operating activities resulted primarily from higher operating expenses driven by higher litigation and sales and marketing expenses described above, partially offset by higher cash reimbursement from customers in 2014 compared to 2013.

Investing Activities.  The increase in net cash flows used in investing activities was due primarily to additional purchases of short-term investments made during the six months ended June 30, 2014, whereas we did not hold short-term investments nor purchase or sell short-term investments during the comparable period in 2013.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the $4.1 million of net proceeds received from the Series B and C Financing coupled with $2.4 million in proceeds from the exercise of certain Series A Warrants during the first six months of 2013, whereas there were no capital raises during the first six months of 2014.  During 2014, we entered into a secured promissory note for gross proceeds of $350,000 with an accredited investor, to be paid back over a three-year term.  Also, proceeds from Series A Warrant exercises during the six months ended June 30, 2014 were nearly offset by Series D offering related costs that were paid during the first half of 2014.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash and cash equivalent balances as of June 30, 2014 will be sufficient to meet our expected cash requirements for current operations for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  Our existing operating lease for laboratory space and corporate offices, totaling approximately 12,200 square feet, expires in January of 2015.  We have no significant commitments for capital expenditures for the remainder of 2014 or beyond.  Also as of June 30, 2014, we had thirteen active capital leases totaling $503,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2019.

Recent Accounting Pronouncements

See Note 2 to the consolidated interim financial statements located elsewhere in this report for a discussion on recent accounting pronouncements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  Discovery has commenced and concluded.  We and Acacia filed a motion for summary judgment to dismiss many, if not all, of the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the court commenced on June 9, 2014 and has continued through the date of this filing, though the trial is expected to conclude later in August.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.

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

A supply interruption in the components and raw materials we use in providing our testing services would have a material adverse effect on our business, financial condition and results of operations.

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

Exposure to possible litigation and legal liability may materially adversely affect our business, financial condition and results of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  Discovery has commenced and concluded.  We and Acacia filed a motion for summary judgment to dismiss many, if not all, of the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the court commenced on June 9, 2014 and has continued through the date of this filing, though the trial is expected to conclude later in August.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.  The cost of defending this lawsuit alone could have a material adverse effect on our financial condition and results of operations.

Our stock price could decline because of the potentially dilutive effect of future financings, warrant anti-dilution provisions or exercises of warrants and common stock options.

Assuming exercise in full of all options and warrants outstanding as of June 30, 2014 (not taking into account any price based or anti-dilution adjustments), approximately 19.6 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported, on June 4, 2014, we entered into a Modification to our Series A Warrants with Series A Investors and, in consideration of such Modification, we issued additional warrants to Series A Investors to purchase up to an aggregate of 25,303 shares of our common stock.  On June 13, 2014, in consideration of such Modification, we issued additional warrants to another Series A Investor to purchase up to an aggregate of 90 shares of our common stock, which warrants contain the same terms as the Series A Warrants, as amended by the Modification, including having an exercise price per share of $2.06 and an expiration date of April 1, 2018, but are not subject to any registration rights.  The above-described issuance has been determined to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering, in which the investor is accredited and has acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

As previously reported, our stockholders approved the amendment and restatement of our 2006 Stock Incentive Plan to increase the number of shares of common stock available for grant thereunder by 848,154 shares, from 1,151,846 shares to 2,000,000 shares, and to effect various other improvements thereunder, including the removal of the annual “evergreen” reserve increase feature.

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

Date:   August 11, 2014

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

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.

3.8	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-197322) filed with the SEC on July 9, 2014.
10.2

Form of June 2014 Amendment No. 2 to Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.

10.3

Form of Additional Common Stock Purchase Warrant issued June 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

(*)       Included herewith.