Form 10-Q
period 2014-09-30
CombiMatrix Corp
filed 2014-11-13
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of November 7, 2014, 11,063,246 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,135	$12,289
Short-term investments	5,245	1,747
Accounts receivable, net of allowance for doubtful accounts of $315 and $288	1,889	1,695
Supplies	353	171
Prepaid expenses and other assets	309	128
Total current assets	9,931	16,030
Property and equipment, net	635	581
Investments in unconsolidated subsidiaries and other	97	221
Total assets	$10,663	$16,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,544	$1,367
Current portion, long-term debt	203	168
Common stock warrants	—	568
Total current liabilities	1,747	2,103
Capital lease obligations, net of current portion	96	65
Secured promissory note payable, net of current portion	178	—
Total liabilities	2,021	2,168

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series D - 12,000 shares authorized; none and 2,200.7 shares issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 11,063,246 and 9,870,838 shares issued and outstanding	11	10
Additional paid-in capital	96,165	95,098
Accumulated other comprehensive loss	(4)	(4)
Accumulated net losses	(87,530)	(80,440)
Total stockholders’ equity	8,642	14,664
Total liabilities and stockholders’ equity	$10,663	$16,832

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Diagnostic services	$2,011	$1,468	$5,707	$4,499
Royalties	51	35	118	115
Total revenues	2,062	1,503	5,825	4,614

Operating expenses:
Cost of services	1,129	845	3,180	2,633
Research and development	228	247	586	607
Sales and marketing	1,191	657	3,186	1,993
General and administrative	1,983	1,149	5,956	3,773
Patent amortization and royalties	28	64	88	190
Total operating expenses	4,559	2,962	12,996	9,196
Operating loss	(2,497)	(1,459)	(7,171)	(4,582)
Other income (expense):
Interest income	7	3	36	4
Interest expense	(25)	(18)	(63)	(339)
Warrant derivative gains	—	119	152	2,363
Warrant modification charge	—	—	(44)	—
Total other income (expense)	(18)	104	81	2,028
Net loss	$(2,515)	$(1,355)	$(7,090)	$(2,554)

Series A convertible preferred stock dividends	$—	$—	$—	$(246)
Series C convertible preferred stock dividends	—	(14)	—	(25)
Deemed dividends from issuing Series B convertible preferred stock	—	—	—	(417)
Deemed dividends from issuing Series C convertible preferred stock	—	—	—	(1,213)
Net loss attributable to common stockholders	$(2,515)	$(1,369)	$(7,090)	$(4,455)

Basic and diluted net loss per share	$(0.23)	$(0.30)	$(0.64)	$(0.74)
Series A convertible preferred stock dividends	—	—	—	(0.07)
Series C convertible preferred stock dividends	—	—	—	(0.01)
Deemed dividends from issuing Series B convertible preferred stock	—	—	—	(0.12)
Deemed dividends from issuing Series C convertible preferred stock	—	—	—	(0.35)
Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.30)	$(0.64)	$(1.29)

Basic and diluted weighted average common shares outstanding	11,063,246	4,464,380	11,018,231	3,450,166

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(2,515)	$(1,355)	$(7,090)	$(2,554)
Unrealized gain on available-for-sale investments	—	—	—	—
Total comprehensive loss	$(2,515)	$(1,355)	$(7,090)	$(2,554)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(7,090)	$(2,554)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	235	590
Non-cash stock compensation	432	302
Warrant derivative gains	(152)	(2,363)
Warrant modification charge	44	—
Provision for bad debts	286	171
Warrant modification charge
Changes in assets and liabilities:
Accounts receivable	(417)	(338)
Supplies, prepaid expenses and other assets	(253)	(66)
Accounts payable, accrued expenses and other	266	159
Net cash flows from operating activities	(6,649)	(4,099)

Investing activities:
Purchases of property and equipment	(152)	(288)
Purchase of available-for-sale investments	(6,561)	—
Sale of available-for-sale investments	3,000	—
Net cash flows from investing activities	(3,713)	(288)

Financing activities:
Proceeds from secured promissory note payable, net of issuance costs	328	—
Net proceeds from issuance of Series B convertible preferred and common stock	—	1,768
Net proceeds from issuance of Series C convertible preferred stock	—	2,153
Net proceeds from exercise of Series A common stock warrants	256	2,399
Cost of issuing Series D convertible preferred stock and other	(202)	—
Issuance costs relating to Series A convertible preferred stock	—	(106)
Payments on secured promissory note	(42)	—
Payments of capital lease obligations	(132)	(192)
Net cash flows from financing activities	208	6,022

Change in cash and cash equivalents	(10,154)	1,635
Cash and cash equivalents, beginning	12,289	2,372
Cash and cash equivalents, ending	$2,135	$4,007

Non-cash financing activities:

Reclassification of derivative liability to equity from warrant exercises and modifications	$416	$1,030

Property and equipment purchased under capital lease	$88	$—

Conversion of Series A convertible preferred stock into common stock	$—	$394

Conversion of Series B convertible preferred stock into common stock	$—	$303

Deemed dividends from issuing Series B convertible preferred stock	$—	$417

Deemed dividends from issuing Series C convertible preferred stock	$—	$1,213

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 24, 2014.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2014, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies.  As of September 30, 2014, we had cash, cash equivalents and short-term investments of $7.4 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Our services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards, particularly with respect to third party reimbursement.  Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned services, could have a material adverse effect on our business and operating results.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare, various state Medicaid programs and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate and also considers recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Cash Equivalents and Short-Term Investments.  We consider all highly liquid investments purchased with maturities of three months or less when purchased to be cash equivalents. Short-term investments consist of fixed income investments with maturities between three and 12 months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company’s consolidated balance sheets. Unrealized holding gains and losses are reported within comprehensive loss in the consolidated statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. If a decline in the fair value of a short-term investment below our cost basis is determined to be other than temporary, such investment is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, no permanent impairment charges have been realized or recorded.

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

Concentration of Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments.  Accounts receivable from one commercial insurance carrier of $321,000 exceeded 10% of our total accounts receivable balance as of September 30, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts.  Accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services performed.  An allowance for doubtful accounts is recorded for estimated uncollectible amounts due from various payor groups such as commercial insurance companies, healthcare institutions, government payors and individuals.  The process for estimating the allowance for doubtful accounts involves significant assumptions and judgments.  Specifically, the

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts.  We also review the age of receivables by payor class to assess our allowance at each period end.  The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible and deducted from the allowance for doubtful accounts after appropriate collection efforts have been exhausted. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of general and administrative expenses in the consolidated statements of operations.  Collection of governmental, contracted private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.  Collection of receivables due from patients and clients is generally subject to increased credit risk due to credit-worthiness or inability to pay.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of services	$4	$2	$13	$5
Sales and marketing	20	4	50	9
General and administrative	142	117	369	288
Total non-cash stock compensation	$166	$123	$432	$302

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Common stock options	696,429	640,019	696,429	640,019
Restricted stock units	380,220	—	380,220	—
Common stock warrants	7,411,905	1,976,524	7,411,905	1,976,524
Series B preferred stock convertible into common stock	—	7,392	—	7,392
Series C preferred stock convertible into common stock	—	104,989	—	104,989
Excluded potentially dilutive securities	8,488,554	2,728,924	8,488,554	2,728,924

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements.  In August 2014, the Financial Accounting Standards Board (“FASB”)  issued new guidance requiring management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable).  The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year.  We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In May 2014, the FASB issued new accounting guidance regarding revenue recognition, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles.  The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  The new guidance becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.  We reclassified $1.0 million of the derivative warrant gain originally reported for the nine months ended September 30, 2013 to additional paid-in capital for the estimated fair value of warrants exercised during this period.  As a result of the reclassification, the net loss and the net loss attributable to common stockholders for the nine months ended September 30, 2013 reported herein has been increased by this amount.  This reclassification had no impact on total stockholders’ equity nor any other balance sheet components as of March 31, 2013, June 30, 2013 or September 30, 2013, and had no impact on total revenues, total operating expenses, and the operating loss reported for any quarterly periods previously reported in 2013.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.              CASH AND SHORT-TERM INVESTMENTS

As of September 30, 2014, we held $7.4 million in cash, cash equivalents and short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	As of September 30, 2014				As of December 31, 2013
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$2,135	$—	$—	$2,135	$11,290	$—	$—	$11,290
Corporate bonds	1,769	—	—	1,769	—	—	—	—
Certificates of deposit	3,480	—	(4)	3,476	2,750	—	(4)	2,746
	$7,384	$—	$(4)	$7,380	$14,040	$—	$(4)	$14,036

Included in cash and cash equivalents.	$2,135	$—	$—	$2,135	$12,290	$—	$(1)	$12,289
Included in short-term investments	5,249	—	(4)	5,245	1,750	—	(3)	1,747
	$7,384	$—	$(4)	$7,380	$14,040	$—	$(4)	$14,036

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2014 and December 31, 2013 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
September 30, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$354	$354	$—	$—
Short-term investments	5,245	—	5,245	—
Cash equivalents	$5,599	$354	$5,245	$—

		Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,263	$7,264	$999	$—
Short-term investments	1,747	—	1,747	—
Cash equivalents	$10,010	$7,264	$2,746	$—

Liabilities:
Derivative warrant liability	$568	$—	$—	$568

The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (in thousands):

Derivative
Warrant
Liability

Balance, December 31, 2013	$568
Changes in fair value	(152)
Reclassifications	(416)
Balance, September 30, 2014	$—

The fair value of the derivative warrant liability is based on Level 3 inputs.  For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value recorded.  See Note 6 for further discussion of the derivative warrant liability and for the 2014 second quarter modifications, which resulted in permanent equity classification of the warrant liability.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5.              SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of September 30, 2014, the fair value of the Note approximated its carrying value of $308,000, which is exclusive of unamortized closing costs of $20,000.

6.              STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock and Warrants Financing

During the fourth quarter of 2012, we issued Series A convertible preferred stock (the “Series A Stock”) and warrants to purchase common stock (the “Series A Warrants”) to certain accredited investors (the “Series A Investors”) for gross proceeds of $2.5 million.  During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A convertible preferred stock converted into 1.25 million shares of common stock, and during 2013, 1.2 million shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase 292,817 shares of common stock unexercised as of December 31, 2013.  During the nine months ended September 30, 2014, Series A Investors exercised Series A Warrants to purchase 124,111 shares of our common stock, resulting in proceeds of $256,000 to us.

Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually.  Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a “make-whole” payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock.  Early in 2013, the Series A Investors converted all of the remaining shares of Series A Stock into 822,421 shares of common stock.  In addition, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions.  The combination of make-whole and accrued dividends paid in shares of common stock for the nine months ended September 30, 2013 was $246,000.

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

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to the Modification, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii)

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized during the second quarter of 2014, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the nine months ended September 30, 2014.

At September 30, 2013, we valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.5 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 121.3%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.1 million, which was $119,000 below their carrying value as of the previous valuation date of June 30, 2013.  As a result, we recognized a $119,000 non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended September 30, 2013.  As a result of similar valuation analyses performed during the first and second quarters of 2013, the combined warrant derivative gains recognized in our consolidated statement of operations and the amount of the warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2013 was $2.4 million and $1.0 million, respectively.

Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the nine-month period ended September 30, 2013, and was recognized as a component of interest expense.

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement (the “Series B Purchase Agreement”) with an existing institutional investor (the “Series B Investor”) to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities sold off of our shelf registration statement on Form S-3.  The Series B Financing closed on March 20, 2013 (the “Series B Closing”).  The Series B Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Stock and a Series B Warrant to purchase approximately 171 shares of common stock.  Each fixed combination of Series B Stock and Series B Warrants was sold at a price of $1,000.  The Series B Stock was initially convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share.  During 2013, the Series B Investor converted all of the Series B Stock into common stock.

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

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on a Registration Statement on Form S-1, which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds of $12 million at the Series D Closing. After certain offering-related costs paid to the underwriters and others at the closing and through September 30, 2014, net proceeds received by us were approximately $10.7 million. As of December 31, 2013, 9,799.3 shares of Series D Stock had converted into 4,756,946 shares of common stock. During the first quarter of 2014, all of the remaining Series D Stock converted into an additional 1,068,297 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then-outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these shares as per the terms of our original Series A offering documents.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	December 31,	Exercise
	2014	2013	Price	Expiration
Liability-classified warrants:

October 2012	—	292,817	$2.06 (1)	April 2018

Equity-classified warrants:

December 2013	5,825,243	5,825,243	$3.55	December 2018
June 2013	491,803	491,803	$3.55	December 2018
May 2013	491,803	491,803	$3.77	November 2018
March 2013	275,000	275,000	$3.49	September 2018
October 2012	194,009	—	$2.06 (1)	April 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	3,000	3,000	$77.80	October 2014
May 2009	—	2,967	$75.00 - $90.00	May 2014 - July 2014
May 2009	—	109,997	$90.00	May 2014
Total	7,411,905	7,330,860

Total - all warrants	7,411,905	7,623,677

(1)         Prior to the anti-dilution adjustments which occurred on March 20, 2013, June 28, 2013 and December 20, 2013, these warrants had an initial exercise price of $9.50 per share.  Also, due to the Modification previously discussed, these warrants are no longer liability classified as of September 30, 2014.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $75,000 for the three and nine months ended September 30, 2014 and 2013, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  We and Acacia filed a motion for summary judgment to dismiss the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the Superior Court commenced on June 9, 2014.  The evidence portion of the trial concluded on August 22, 2014, and summary briefs and responses by all parties have been submitted to the Superior Court as of October 27, 2014.  By statute, the Superior Court has 90 days from the date that final briefs have been filed to issue its decision, and another 60 days to consider arguments from the parties in the case before its final findings of fact and conclusions of law are issued.  It is also possible that such findings and conclusions could be issued sooner.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, the outcome of existing litigation, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 24, 2014.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

Overview

For the three and nine months ended September 30, 2014, our operating activities included the recognition of $2.1 million and $5.8 million of total revenues, respectively, which increased by $559,000 and $1.2 million, respectively, from the comparable periods in 2013 due primarily to increased volumes of molecular diagnostic tests performed.  Our net losses for the three and nine months ended September 30, 2014 increased over the comparable periods in 2013 due primarily to increased operating expenses as a result of sales and marketing expansion and increased litigation expenses, as well as from non-cash warrant derivative gains of $119,000 and $2.4 million that were recognized during the three and nine months ended September 30, 2013, respectively, compared to relatively insignificant such gains in the 2014 comparable periods.

On July 15, 2014, we announced that our CMA test to identify development disorders in pediatric patients, known as the CombiSNP™ Array for Pediatric Analysis, had received conditional approval from the New York Department of Health (“NYDOH”) for testing on patient samples.  On July 22, 2014, we announced a contract with Stratose Networks Division, one of the largest directly-managed PPO networks in U.S., to provide coverage of our diagnostic testing services.  On July 31, 2014, we announced that our SNP-based CMA test for miscarriage analysis, known as the CombiSNP™ Array for Pregnancy Loss, had also received conditional approval from the NYDOH. This approval was for testing on fresh tissue patient samples as well as for formalin fixed paraffin embedded patient samples.  On September 8, 2014, we announced a new payor contract with Blue Cross Blue Shield of Illinois for the coverage of our diagnostic laboratory services.  On October 20, 2014, we presented data at the American Society of Human Genetics conference in San Diego, California, based on our own multi-year analysis of 3,408 consecutive specimens of products of conception testing by CMA, indicating that CMA testing yields a successful result in more than 85% of cases compared to traditional karyotyping techniques, which yield successful results only 60% of the time on average.

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

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Diagnostic services revenues	$2,011	$1,468	$543	37%	$5,707	$4,499	$1,208	27%
Royalty revenues	51	35	16	46%	118	115	3	3%
Cost of services	(1,129)	(845)	(284)	(34)%	(3,180)	(2,633)	(547)	(21)%

Diagnostic Services Revenues.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of miscarriage analysis, prenatal and postnatal development disorders in children and, to a lesser extent, in oncology.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	#	%	2014	2013	#	%

Total billable tests	1,959	1,438	521	36%	5,472	4,641	831	18%
Microarray tests	1,420	1,145	275	24%	4,220	3,282	938	29%
Microarray %age of total tests	72.5%	79.6%			77.1%	70.7%
Total prenatal(1) microarray tests	925	541	384	71%	2,534	1,548	986	64%
Prenatal percentage of total microarray tests	65.1%	47.2%			60.0%	47.2%

Revenue per test - total	$1,026	$1,021	$5	0%	$1,043	$969	$74	8%
Revenue per test - microarrays	$1,294	$1,206	$88	7%	$1,265	$1,267	$(2)	(0)%
Revenue per test - prenatal microarrays	$1,419	$1,566	$(147)	(9)%	$1,442	$1,627	$(185)	(11)%

(1) includes both miscarriage analysis and prenatal microarray tests

Although total billable testing volumes increased by 36% and 18% for the three and nine months ended September 30, 2014 over the comparable periods in 2013, respectively, diagnostic services revenues for the three and nine months ended September 30, 2014 increased by 37% and 27% over the comparable periods in 2013, respectively.  The reason that diagnostic services revenues have increased by greater percentages than have total billable testing volumes is due to a shift in test mix during 2014 towards a higher concentration of microarray testing, particularly in the miscarriage analysis and prenatal testing markets.  Because microarray tests are priced and reimbursed at significantly higher rates than our non-microarray tests, our overall average revenue per test has increased for all periods presented, thereby driving higher revenues in the first nine months of 2014 compared to the same periods in 2013.  In addition, decreases in oncology testing volumes were offset by increases in prenatal testing, resulting in an overall increase in diagnostic services revenues quarter-over-quarter and year-over-year.  The change in test mix has been driven by a change in sales and marketing efforts towards the prenatal diagnostic testing market and less towards pediatric and oncology markets.  The change in payor mix and adoption of new billing codes for molecular testing that we adopted during the second quarter of 2013 has resulted in lower average reimbursement per microarray test in the prenatal microarray segment in 2014 as compared to 2013.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and nine months ended September 30, 2014 and 2013, net positive revenue adjustments were $107,000, $372,000, $169,000 and $437,000, respectively.  Because approximately 68% of our diagnostic revenues are billed to non-contracted, third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations. In addition, recent changes to the molecular codes used by laboratories such as ours for microarray testing could positively or negatively impact reimbursement from certain non-contracted payors for our microarray tests, which would have a commensurate impact on revenues recognized from those payors.

Royalty Revenues.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s sales activities were higher in 2014 compared to 2013, resulting in higher royalty revenues recognized for all periods presented.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.  Increases in cost of services were due primarily to increased diagnostic testing volumes for the periods presented in 2014 compared to 2013.  However, the percentage growth in cost of services was lower than the increase in diagnostic services revenues as a result of lower materials costs for our microarray tests, due to the conversion to a new microarray testing platform that was completed in the second quarter of 2013.  For the three and nine months ended September 30, 2014 and 2013, non-cash stock compensation expenses related to cost of services were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Research and development	$228	$247	$(19)	(8)%	$586	$607	$(21)	(3)%
Sales and marketing	1,191	657	534	81%	3,186	1,993	1,193	60%
General and administrative	1,983	1,149	834	73%	5,956	3,773	2,183	58%

Research and Development.  These expenses include labor (wages and benefits) and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three and nine months ended September 30, 2014, increased research and development activities associated with new test offerings were offset by decreased activity relating to the microarray platform change efforts that were incurred during 2013.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three and nine months ended September 30, 2014, sales and marketing expenses increased from the comparable 2013 periods due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities.  For the three and nine months ended September 30, 2014 and 2013, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  For the three and nine months ended September 30, 2014, general and administrative expenses increased from the comparable 2013 periods due primarily to increased litigation expense, where we incurred $746,000 and $2.1 million, respectively, of litigation-related costs and expenses compared to only $50,000 and $141,000 in the comparable 2013 periods, respectively.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $142,000, $369,000, $117,000 and $288,000 for the three and nine months ended September 30, 2014 and 2013, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Interest expense	(25)	(18)	(7)	(39)%	(63)	(339)	276	81%
Warrant derivative gains	—	119	(119)	(100)%	152	2,363	(2,211)	(94)%

Interest Expense.  Historically, interest expense was entirely comprised of interest charges associated with certain capital leases and secured promissory notes for laboratory equipment.  For the nine month period ended September 30, 2013, $280,000 of interest expense recognized was related to the amortization of offering-related costs incurred during the fourth quarter of 2012.  These costs were being amortized over the Series A Warrant exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013.  Excluding this amortization, interest expense has increased in 2014 compared to 2013 due to increased capital leasing activity from the purchase of laboratory equipment.

Warrant Derivatives Gains.  We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to June 2014, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter of 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to the Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the nine months ended September 30, 2014.

At September 30, 2013, we valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the remaining Series A Warrant terms of 4.5 years; (iii) historical volatilities commensurate with the term of the remaining Series A Warrants of 121.3%; (iv) risk-free interest rates commensurate with the term of the remaining Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise price during the Series A Warrant terms.  The result of these valuation simulations was to value the remaining Series A Warrants at $1.1 million, which was $119,000 below their carrying value as of the previous valuation date of June 30, 2013.  As a result, we recognized a $119,000 non-operating, warrant derivative gain in our consolidated statement of operations for the three months ended September 30, 2013.  As a result of similar valuation analyses performed during the first and second quarters of 2013, the combined warrant derivative gains recognized in our consolidated statement of operations and the amount of the warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2013 was $2.4 million and $1.0 million, respectively.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2014, cash, cash equivalents and short-term investments totaled $7.4 million, compared to $14.0 million at December 31, 2013.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits and fixed income securities issued by U.S. financial institutions.  Working capital was $8.2 million and $13.9 million at September 30, 2014 and December 31, 2013, respectively.  The primary reason for the decrease in working capital was lower cash balances at September 30, 2014 compared to December 31, 2013, driven by operating, investing and financing activities described below:

	Nine Months Ended
	September 30,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$(6,649)	$(4,099)	$(2,550)
Investing activities	(3,713)	(288)	(3,425)
Financing activities	208	6,022	(5,814)
(Decrease) Increase in cash and cash equivalents	$(10,154)	$1,635	$(11,789)

Operating Activities.  The increase in net cash flows used in operating activities resulted primarily from higher operating expenses driven by higher litigation and sales and marketing expenses described above, partially offset by higher cash reimbursement from customers in 2014 compared to 2013.

Investing Activities.  The increase in net cash flows used in investing activities was due primarily to additional purchases of short-term investments made during the nine months ended September 30, 2014, whereas we did not hold short-term investments nor purchase or sell short-term investments during the comparable period in 2013.

Financing Activities.  The decrease in net cash flows from financing activities was due primarily to the $3.9 million of net proceeds received from the Series B and C Financings coupled with $2.4 million in proceeds from the exercise of certain Series A Warrants during the first nine months of 2013, whereas there were no capital raises and only $256,000 in proceeds from the exercise of certain Series A Warrants during the first nine months of 2014, which were nearly offset by Series D offering related costs that were paid in 2014.  Also during 2014, we entered into a secured promissory note for gross proceeds of $350,000 with an accredited investor, to be paid back over a three-year term.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash and cash equivalent balances as of September 30, 2014 will be sufficient to meet our expected cash requirements for current operations for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

We have no significant commitments for capital expenditures for the remainder of 2014 or beyond.  As of September 30, 2014, we had thirteen active capital leases totaling $503,000 for certain laboratory and IT-related equipment, with lease payments continuing through 2019.

On October 24, 2014, we entered into an Amendment No. 6 to the Lease (the “Amendment”) with PPC Goddard Investment, LLC (the “Landlord”), concerning our existing building lease for laboratory space and corporate offices in Irvine, California.  The Amendment, in part (i) extends the term of the Lease by five years until January 31, 2020; (ii) provides for monthly base rent (excluding allocated common area expenses) of $1.00 per square foot per month for the first year, increasing by $0.05 per year thereafter throughout the term of the lease to a maximum of $1.20 per square foot per month in the fifth year of the lease; (iii) provides for certain tenant improvements to be provided by the Landlord at no cost to us; (iv) at our choosing, provides for an early termination after thirty-six months upon payment by us of the Landlord’s unamortized tenant improvement cost and unamortized brokerage commissions payable in connection with the Amendment at an interest rate of eight percent; and (v) provides for a period of abated rent for the first three months of the renewal period (or February 1, 2015 through April 30, 2015).  Pursuant to the Amendment, the monthly base rent together with the current estimated monthly common area expense of $0.85 per square foot will result in an aggregate monthly expense of approximately $22,500 for the first year, assuming no increase in the monthly common area expense, and increasing to approximately $25,000 per month for the fifth year, assuming we do not exercise our option to terminate the lease after thirty-six months, and assuming no increase in the monthly common area expense.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements located elsewhere in this report for a discussion on recent accounting pronouncements.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  We and Acacia filed a motion for summary judgment to dismiss the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the Superior Court commenced on June 9, 2014.  The evidence portion of the trial concluded on August 22, 2014, and summary briefs and responses by all parties have been submitted to the Superior Court as of October 27, 2014.  By statute, the Superior Court has 90 days from the date that final briefs have been filed to issue its decision, and another 60 days to consider arguments from the parties in the case before its final findings of fact and conclusions of law are issued.  It is also possible that such findings and conclusions could be issued sooner.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.

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

In the past, we have been exposed to a variety of litigation claims and there can be no assurance that we will not be subject to other litigation in the future that may adversely affect our business, financial conditions or results of operations.  On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California for the County of Orange.  The Complaint alleges we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and seeks penalties and unspecified treble damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike.  On October 24, 2012, the California Court of Appeals reversed the Superior Court’s dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  We and Acacia filed a motion for summary judgment to dismiss the claims on the grounds of, among other things, lack of merit, inapplicability of the Insurance Fraud Prevention Act to tenders of defense under third party policies, statute of limitations, jurisdiction and standing.  On April 30, 2014, the court denied the motion, finding there were certain “triable issues of fact.”  As a result, trial before the Superior Court commenced on June 9, 2014.  The evidence portion of the trial concluded on August 22, 2014, and summary briefs and responses by all parties have been submitted to the Superior Court as of October 27, 2014.  By statute, the

Superior Court has 90 days from the date that final briefs have been filed to issue its decision, and another 60 days to consider arguments from the parties in the case before its final findings of fact and conclusions of law are issued.  It is also possible that such findings and conclusions could be issued sooner.  We continue to vigorously pursue the full defenses of this matter.  Nevertheless, there can be no assurance we will be ultimately successful.  The cost of defending this lawsuit alone could have a material adverse effect on our financial condition and results of operations.

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

•                  Substantially all of the components and raw materials used in providing our testing services, including array slides and reagents, are currently provided to us from a limited number of sources or in some cases from a single source, and the loss or interruption of our supply sources may materially adversely impact our ability to provide testing services to meet our existing or future sales targets.

Substantially all of the components and raw materials used in providing our testing services, including array slides and reagents, are currently provided to us from a limited number of sources or in some cases from a single source. Any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm our ability to provide testing services until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our process, could have a material adverse effect on our ability to provide testing services. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all.

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

The U.S. FDA’s decision to regulate Laboratory Developed Tests (or “LDTs”) could prevent us from offering existing tests and/or delay the introduction of new testing services.

During 2014, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA’s framework and timetable for implementing its new regulatory approach is expected to be announced during the fourth quarter of 2014. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Our stock price could decline because of the potentially dilutive effect of future financings, warrant anti-dilution provisions or exercises of warrants and common stock options.

Assuming exercise in full of all options and warrants outstanding as of September 30, 2014 (not taking into account any price based or anti-dilution adjustments), approximately 19.6 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

In order to raise significant financing from the sale of equity securities or convertible securities, we will need to increase our authorized capital stock.

We are presently authorized to issue 25,000,000 shares of common stock, of which 11,063,246 shares were issued and outstanding as of the date of this filing and approximately 9.4 million of our remaining authorized but unissued shares of common stock are reserved for issuance pursuant to the potential exercise of outstanding options and warrants or the potential future grant of options or other stock awards under our 2006 Stock Incentive Plan.  In order to increase our authorized capital stock, we will have to submit a proposal to our stockholders to amend our Certificate of Incorporation either to increase the authorized shares of our common stock or to effectuate a reverse stock split. There can be no assurance that such a proposal would be supported by our stockholders and, in fact, such a proposal did not receive a sufficient number of favorable votes from our stockholders at our 2014 Annual Meeting. Accordingly, we may not have sufficient authorized capital stock available to raise funds beyond what is currently available for issuance.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 29 of this report.

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

Date: November 13, 2014

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
10.2

Amendment No. 6 to the Lease effective as of October 24, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 28, 2014.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (*).

(*)             Included herewith.