Form 10-K
period 2014-12-31
CombiMatrix Corp
filed 2015-03-17
CIK 1383183

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates was $23,699,000, based upon the last reported sale price of the registrant's common stock on that date as reported by Nasdaq. For the purposes of the foregoing calculation only, all of the registrant's directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant's outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The number of shares of the registrant's Common Stock, $0.001 par value, outstanding on March 9, 2015, was 12,680,927.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III. Except with respect to the information specifically incorporated by reference into this Form 10-K, the registrant's definitive proxy statement is not deemed to be filed as part of this Form 10-K.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2014
COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

        This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," "plan," "predict," "seek," "should," "would," "could," "potential," "ongoing," or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management's future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management's current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis ("CMA") as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our ability to increase our authorized capital stock; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part I of this report. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

        As used in this report, "the Company," "we," "us" and "our" refer to CombiMatrix Corporation and its majority-owned subsidiary companies.

Item 1.    BUSINESS

Overview

        CombiMatrix Corporation was originally incorporated in October 1995 as a California corporation. In September 2000, we were reincorporated as a Delaware corporation, and in December 2002, we merged with, and became a wholly owned subsidiary of, Acacia Research Corporation ("Acacia"). In August 2007, we split off from Acacia and became publicly traded on The Nasdaq Stock Market. As a result of the split off, we ceased to be a subsidiary of, or affiliated with Acacia.

        We provide valuable molecular diagnostic solutions and comprehensive clinical support to foster the highest quality in patient care. We specialize in miscarriage analysis, prenatal diagnostics testing and pediatric diagnostic testing, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray analysis ("CMA"), standardized and customized fluorescence in situ hybridization ("FISH") and high-resolution karyotyping. We are dedicated to providing high-level clinical support for healthcare professionals, in order to help them incorporate the results of complex genetic testing into cost-effective, patient-centered medical management.

        We also own a one-third minority interest in Leuchemix, Inc., a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Market Overview

        We develop and market our molecular testing services in three distinct markets: miscarriage analysis (also referred to as products of conception analysis, or "POC"), prenatal genetics, and postnatal developmental disorders. We believe the molecular diagnostics market is one of the fastest-growing segments within the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of an individual's genetic analysis to guide medical decision-making in the area of disease diagnosis and post-diagnostic management. Innovative approaches to re-sequencing of the human genome and a growing clinical appreciation and acceptance of the utility of genomic information in guiding clinical care have enabled the rapid growth of this market. Many experts believe that the use of molecular diagnostics will continue to grow in the coming years and will have a significant impact on the way in which medicine is practiced.

  Genes and Proteins

        The human body is composed of billions of cells, each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual's DNA is called the genome, and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is comprised of a specific sequence involving four nucleotides (also called "bases"): adenine (A), thymine (T), guanine (G) and cytosine (C). These bases are complementary to one another in that A binds only with T and G binds only with C. This interaction forms "base pairs", and is responsible for the double helix structure of DNA.

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

  Genes and Molecular Diagnostics

        There are a number of methods of genetic analysis that are used in diagnostic genetic testing. They broadly fall into three main categories: (i) sequencing of individual base pairs of DNA; (ii) assessing DNA copy number variation; and (iii) analyzing gene expression. In many diagnostic situations, it is only necessary to analyze either a single gene or a small number of genes. This diagnostic testing can be accomplished by a number of different techniques, depending on the situation. However, when a larger number of genetic factors need to be analyzed, one of the most efficient methods of analysis is to use a chromosomal microarray (also referred to as "microarray" testing), which measures millions of DNA variations in a single experiment.

  Microarray Testing for DNA Copy Number Variation and Regions of Homozygosity

        Microarray testing assesses genome-wide copy number variation by comparing a patient's genomic DNA to a reference genome to evaluate for relative losses and gains. Some losses and gains of genomic information are known to cause genetic disorders or predispose a person to a genetic disorder. Other gains and losses are considered benign because they occur in regions of the genome that are known to show variability and have not been associated with any disease or disease process. Microarray testing is a powerful tool because it allows for simultaneous analysis of copy number variation across the entire genome in a single reaction, providing a comprehensive analysis of all 46 chromosomes in a single test. Unlike gene expression arrays, which evaluate mRNA levels to monitor the activity of specific genes, DNA-based microarray analysis identifies quantitative defects in the number of copies of distinct segments of genomic DNA in order to test for conditions that are known to be associated with gains and losses of chromosomal information. Throughout this discussion, the terms "microarray" and "array" are used interchangeably, but always refer to DNA-based microarray testing.

        We use the Illumina CytoSNP-850K BeadChip microarray to perform our microarray testing. The Illumina microarray is comprised of 50 nucleotide base (or "mer") probes attached to individual silica beads, which self-assemble into microwells on the array's surface. Each single nucleotide polymorphism (or "SNP") probe is represented with a high degree of redundancy to improve sensitivity by increasing the signal-to-noise ratio. To test a patient's genomic DNA, it is first fragmented and then amplified. These fragments are allowed to hybridize with the complementary DNA on the 50-mer probes and after hybridization, each fragment is extended by a fluorescently-labeled nucleotide (i.e., an A, T, C, or G). The fluorescent signal is subsequently amplified and detected by a scanner, which measures the intensity of each signal and the specific nucleotide detected for each SNP. This information is then compared to a control cluster, which is generated from pooling over 100 normal genomes tested using the same assay and is then evaluated for differences in copy number deletions and duplications, as well as for genotypic information (i.e., homozygosity versus heterozygosity).

Diagnostics Market Segmentation

        In general, our diagnostic services and our test menu are focused around our highly specialized genomic microarray. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our market position and test portfolio provide significant leverage in the rapidly growing personalized genomics/diagnostics space. Our test menu is further supplemented by what may be considered more routine tests, which allow us access to a broader, yet synergistic market. Our overall clinical market can be divided into three primary markets: (i) miscarriage analysis, (ii) prenatal diagnostic testing; and (iii) postnatal diagnostic testing. Our market analysis indicates that our potential client base for these markets can be divided into multiple general customer groups, as detailed below. Our services are therefore tailored to meet the specific needs of each of these customer segments.

  Miscarriage Analysis

  •
  Community-based hospital pathology laboratories and regional reference laboratories:  This segment of the market is characterized by hospitals that provide basic laboratory services but do not offer complex genetic testing, such as CMA. Generally speaking, in the past decade, most community hospitals have relied on traditional methods of chromosomal analysis, such as karyotyping or FISH for miscarriage testing and this testing is typically sent out to a specialty laboratory. However, based on more recent, highly compelling data demonstrating the superiority of microarray testing to karyotyping, we believe significant growth opportunities exist in this segment. Another distinguishing factor of this segment involves the larger national and regional laboratories. These laboratories have sufficient professional competence and sophistication to partner with other service organizations to offer microarray technology as part of their service offerings. This segment of the market is characterized by a preponderance of clients that require us to bill the patients' insurers directly, as opposed to engaging in an institutional, direct-bill relationship.

  •
  Physician groups:  In the developmental genetics market, physician groups collectively constitute a significant market opportunity. This segment of the market typically outsources all of their genetic testing services, meaning that they require a global level of service that necessitates processing all aspects of patient billing. The physicians that make up this market include reproductive endocrinologists, OB-GYNs and maternal fetal medicine ("MFM") specialists.

  Prenatal Diagnostic Testing

  •
  Physician groups:  Prenatal diagnostic testing is performed on samples retrieved from specific invasive procedures performed during pregnancy. These procedures include chorionic villus sampling or amniocentesis and are performed by MFM specialists and some OB-GYNs. Typically, these physicians order testing directly from our laboratory from their private offices. This market continues to be important as diagnostic testing during pregnancy is critical to maternal clinical care.

  Postnatal Diagnostic Testing

  •
  Pediatric geneticists, pediatric neurology clinics and Children's Hospitals:  This market segment, particularly the Children's Hospital sector, generally has relatively comprehensive laboratory capabilities and performs most basic genetic and chromosomal testing in-house, such as chromosome analysis, fluorescent in situ hybridization ("FISH") and polymerase chain reaction ("PCR")-based tests. These facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical evaluation and utilization of complex genomic assays in the pediatric diagnostic arena. Due to economic conditions, some institutions find themselves in the untenable situation of having limited access to third-party manufactured kit components and being unable to internalize such highly specialized genomic testing platforms due to lack of expertise in this area. This segment of the market typically either outsources the testing completely or identifies a laboratory to perform the technical component of the testing while maintaining the professional component (test interpretation) in-house. From a billing perspective, many of the customers in this segment prefer the direct billing model, and individual test pricing is negotiated with each institution.

Technologies

        In order to achieve the promise of personalized medicine, our objective is to provide a suite of molecular diagnostic tests based on the following microarray-based technologies.

  SNP Microarrays

        The Illumina microarray that we utilize was designed by a consortium of academic and commercial laboratories, including CombiMatrix, using content recommendations from the International Collaboration for Clinical Cytogenomics and the Sanger Institute. The resulting assay is a dense, high-resolution, whole-genome array that covers 3,262 dosage-sensitive genes that are known to be associated with genetic disorders and/or syndromes. Probe coverage is highly focused in regions of known clinical significance, with additional probes to provide coverage for the remainder of the genome, or the "genomic backbone". In addition to copy number evaluation, SNP probes provide genotypic information that can point to imprinting disorders, regions of homozygosity that may contain a disease-causing gene, shared ancestry (which can lead to an increased risk for an autosomal recessive disorder in a child), and in the case of prenatal and miscarriage analysis, can detect maternal cell contamination.

        Meta-analyses and large prospective studies have demonstrated that microarray testing provides a significant increase in the detection rate of chromosomal abnormalities compared to standard cytogenetic testing (i.e., karyotyping and evaluation of the tips of chromosomes, called subtelomeres, by FISH). Although the percent increase varies based on the type of sample being tested (i.e., miscarriage tissue, pediatric sample, prenatal sample), the data has shown that standard chromosomal analysis misses many disorders that are easily identifiable by microarray testing. The ability to identify a specific cause for a disorder or the cause of a pregnancy loss assists not only with diagnostic management, but also with anticipatory care.

        In addition, microarrays have been shown to assist in the assessment of genetic instability in many types of cancer, such as breast, hematologic, brain, and the gastro-intestinal tract. Previously, chromosomal evaluation of tumors through standard testing, such as karyotyping, proved exceedingly difficult, as karyotyping and FISH both require live, actively dividing cells. Unlike karyotyping, however, microarray testing is DNA-based, meaning that it can be performed on non-living tissue, including tissue samples that have been fixed in formalin and embedded in paraffin ("FFPE") samples.

  SNP Microarray Analysis on FFPE Tissue

        In certain cases of miscarriage analysis, the tissue has typically been processed by a pathology laboratory by using formalin to fix the tissue and using a paraffin block to store the fixed sample. To be a comprehensive service provider, it was critical that our microarray platform be able to evaluate genomic alterations not just in fresh miscarriage tissue, but also tissue from FFPE samples. Traditionally, working with FFPE samples has proven challenging because the fixation and storing process degrades the quality of the DNA. We believe we have successfully adapted our array protocol for analysis of FFPE specimens by using a specialized process, in which the fragmented DNA is 'restored' to longer segments by ligating free DNA ends together prior to analysis. This restoration step makes the array particularly useful in analyzing DNA samples that are of poorer quality, such as older samples or tissue that has been strongly 'fixed' in formalin. We believe this process and the results obtained from more than 100 normal FFPE samples have given us the proper protocol and the data to obtain robust results from FFPE samples.

Our Services

  Overview

        We utilize the latest in microarray technologies to deliver molecular diagnostic services for the diagnosis of developmental disorders associated with intellectual disability, congenital anomalies, dysmorphic features, and autism spectrum disorders. Such disorders may be diagnosed in the prenatal period, the pediatric period, or as one of the factors leading to a miscarriage or stillbirth.

  Developmental Disorders: Prenatal and Pediatric Care

        The focus of our prenatal and postnatal microarray is to assist in diagnosing genomic syndromes associated with intellectual disability, developmental delays, congenital anomalies, dysmorphic features and autism spectrum disorders. Although traditional karyotyping has been regarded as the "gold standard" for the diagnosis of chromosomal abnormalities for the past several decades, a large number of meta-analyses and prospective multicenter studies have definitively demonstrated a significant improvement in the detection rate of chromosomal abnormalities by microarray analysis compared to standard karyotyping and/or FISH.

        In 2010, the American College of Medical Genetics, which is the governing body for the utilization of genetic testing, recommended microarray testing in lieu of standard karyotyping children with intellectual disabilities, developmental disorders, congenital abnormalities, dysmorphic features, and autism/autism spectrum disorders based on the fact that microarray analysis doubled the detection rate of chromosomal abnormalities in these patients. In 2013, following the publication of a large, prospective, multicenter trial designed to compare karyotyping to microarray analysis in the prenatal population (Wapner et al.), the American College of Obstetricians and Gynecologists, which is the governing body for the practice of medicine in the area of obstetrics and gynecology, recommended that microarray analysis be performed in lieu of standard karyotyping when fetal anomalies are present on ultrasound, or there is a fetal death or stillbirth. The College also recommended that microarray analysis be offered as an alternative to standard karyotyping for any patient undergoing a prenatal diagnostic procedure, given the increased sensitivity of microarray analysis to detect chromosomal abnormalities, even following a normal karyotype result.

        CMA provides critical information for families and their physicians. In prenatal care, it allows the physician and patient to make better pregnancy management and care decisions, as well as allowing for the opportunity to provide anticipatory care with respect to abnormalities that may be associated with a specific disorder that may not yet be recognizable. Such knowledge can inform decisions about where to deliver (such as at a tertiary care center for an infant with complex abnormalities) and how aggressive to be with neonatal support in very severe cases. In pediatric care, the same is true. Once the cause of a child's development disorder and/or congenital anomalies has been identified, parents, teachers and physicians can work toward ensuring that appropriate medical and educational care decisions are made based on the child's condition. And as with prenatal care, microarray analysis can assist in providing appropriate anticipatory care, such as initiating screening tests at an earlier age when the child's disorder is associated with an increased risk of a specific disorder or disease complication.

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

  The Evolution of Our Clinical Microarray Testing

        In 2006, we introduced our first developmental disorders microarray, which detected over 50 different genetic disorders in one multiplexed analysis. In October 2006, the U.S. Food and Drug Administration ("FDA") indicated that this test did not require approval under its guidance as it did not meet the definition of an In Vitro Diagnostics Multivariate Index Analysis ("IVDMIA"). Following this determination, we launched our microarray test under the Clinical Laboratory Improvement Amendments of 1988 ("CLIA") guidelines for use in the clinical care of patients. Since then, we have launched several upgrades of this test. Our current microarray offering is capable of identifying more than 500 recurrent syndromic and non-syndromic genetic disorders, ranging from common conditions, such as Down syndrome (trisomy 21) and DiGeorge syndrome (deletion 22q11.2), to much more rare disorders.

        We continue to monitor peer-reviewed publications for information that allows us to make either incremental improvement to the current array design, or significant changes for a new version of our array. As an example of our publication-driven approach, as early as 2009, we began to include specific coverage of regions shown to be strongly associated with autism spectrum disorders ("ASDs") or predisposition to ASDs, long before the guidelines to testing children with autism/ASDs included microarray analysis. It is now recognized that approximately 7% of all children with an ASD have a genomic abnormality that is identifiable by microarray. This contributes to the clinical recommendation that chromosomal microarray analysis be offered to all individuals with an ASD as part of a first-tier diagnostic evaluation. Implementation and use of this high density whole-genome array provides valuable and clinically actionable information for over 10% of all pediatric patients evaluated for neurodevelopmental disorders. Significantly, recent studies from our group and others have enabled us to have a clearer appreciation of the extent and nature of structural variation in the human genome in health and disease. Additionally, the ability to identify recurrent and rare structural imbalances by microarray analysis is now allowing us to decipher potential mechanisms that result in complex chromosomal rearrangements with adverse phenotypic impact. Therefore, we believe that not only are we solving challenging diagnostic dilemmas for patients and their families, but also providing valuable long-term care and prognostic information.

        More significantly, based upon an ongoing evaluation of current medical literature and critical evaluation of multiple microarray platforms available for clinical use, we adopted a microarray platform that analyzes SNPs across the genome at an extremely high resolution. In addition to assessing genomic copy number variations, analysis of SNPs enables detection of regions of heterozygosity involving single or multiple chromosomes, which may provide clues towards identifying possible genetic imprinting disorders and / or situations that increases the risk of autosomal recessive disorders due to shared ancestry. In the miscarriage analysis space, in addition to allowing identification of a whole spectrum of whole-chromosome and segmental genomic imbalances, SNPs readily enable detection of triploidy, molar pregnancies, and maternal cell contamination, thereby decreasing the number of additional ancillary testing often required for such samples.

Our Strategy

        Our strategic intent is to become the preeminent diagnostic services laboratory for prenatal microarray testing. In our efforts to achieve this, we leverage our direct sales team to market our prenatal diagnostic testing, postnatal testing, and miscarriage analysis testing. In addition, we have established pathology partnerships and strategic alliances with industry partners to increase our commercial distribution footprint.

  Direct Sales Efforts

        Our sales and marketing representatives aggressively market our miscarriage analysis and prenatal diagnostic microarray testing to four primary physician groups: OB/GYNs, MFMs, reproductive endocrinologists, and the historically underserved Pathology community. It is the OB/GYN, and occasionally the MFM who perform the surgical procedure to remove fetal and placental tissue from the uterus following a miscarriage or fetal death. Pathologists are the custodians of this tissue and are often charged with determining which reference lab to utilize for send-out testing on these specimens. Our strategic sales approach is to engage with, and sell to, the multiple decision-makers in the laboratory and the clinic, culminating with the pathologist. We believe this pathology-centric approach to miscarriage analysis testing gives us a competitive edge against our competitors in that our competitors' primary sales call point is the medical office clinician and their primary test offering focus is on other product or service lines in developmental testing.

        In December 2012, two studies by the National Institute of Health, which were published in the New England Journal of Medicine, demonstrated the diagnostic superiority of microarray analysis compared to traditional karyotyping for both stillbirths (Reddy, et al.) and prenatal diagnosis for ongoing pregnancies (Wapner, et al.). As mentioned above, in December 2013, the American College of Obstetricians and Gynecologists issued a Committee Opinion not only recommending microarray analysis in lieu of karyotyping for fetal death and stillbirths, but also as a superior test modality for prenatal diagnosis. We are leveraging our direct sales channel and our strategic partners' channels to capitalize on the prenatal diagnostic testing opportunity created by the publishing of these landmark studies and the recommendation of ACOG, which we believe highlights the superiority of microarray testing compared to traditional testing, such as karyotyping and FISH.

  Strategic Alliances

        Strategic alliances with established industry partners allow us to round-out our test menu to offer complete testing solutions to MFM specialists, reproductive endocrinologists, and OB/GYNs, and to capitalize on the demand for complementary test options, such as non-invasive prenatal testing ("NIPT"), which remains a screening modality. We have established several key partnerships in the past, most notably with Sequenom, Inc., whereby we entered into a collaboration agreement to market and promote microarray analysis to confirm abnormal NIPT results and to offer a broader scope of detection of chromosomal abnormalities for patients undergoing diagnostic testing after obtaining normal NIPT screening results.

        In addition, we have focused our reimbursement efforts on maximizing collections for all of the tests that we perform. We internalized our billing and collections process in 2012, and are augmenting our billing and reimbursement department to secure future positive coverage decisions and optimize payer relations. We are also focused on increasing our managed care relationships, and have previously announced payor contracts covering our suite of diagnostics services, and expect to execute additional payor contracts in the future.

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

  CPT Coding

        CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association ("AMA"). In 2012, the AMA added over one hundred new CPT codes for specific molecular tests such as ours. These new codes replaced the more general "stacking" codes that were previously used to bill for these services, and they became effective January 2013. In the Final Physician Fee Schedule Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule ("CLFS"). Although the various Medicare Administrative Contractors ("MACs") established pricing based on a "gap filling" methodology, not all of the codes were priced by CMS, and were omitted from the 2014 and 2015 Clinical Lab Fee Schedule. Among these were molecular codes we use in billing for our microarray testing.

        The omission of certain CPT codes utilized by us from the Clinical Lab Fee Schedule could have an adverse impact on our revenue and cash reimbursement going forward. We continue to work with billing consultants and industry advisory groups to determine what information and action is needed to ensure reimbursement. There is also a possibility that other third-party payors will not establish positive or adequate coverage policies or reimbursement rates.

  Reimbursement

        For the years ended December 31, 2014 and 2013, approximately 30% and 31% of our diagnostic services revenues were derived from direct bill customers, 68% and 67% from third-party commercial insurance carriers and 2% and 2% from government payors, including Medicare and several state Medicaid plans, respectively.

        With respect to the third-party payors that we bill, we are considered an "out-of-network" provider with the majority of the carriers, resulting in varying expected reimbursement amounts, which we believe is not unusual for a company such as ours that offers highly specialized and/or unique testing. An "in-network" provider has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an "in-network" rate for our testing rather than pay the typical "out-of-network" rate. During our operating history, we have been able to receive reimbursement for most of our tests from major commercial third-party payors based on their established policies. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, require a substantial amount of time and effort, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received. We implemented a revenue cycle management system and have expanded our billing and collections department to address these issues. We have also executed managed care contracts to become "in-network" with certain third-party payors, and continue to seek additional in-network contracts. However, we cannot predict whether, or under what circumstances, payors will reimburse our microarray tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, will have a material adverse impact on market acceptance of our tests.

Governmental Regulation

        Our business is subject to extensive laws and regulations as described below. It is impossible to predict what future changes will be made to federal, state and local laws and regulations and the impact that such changes may have on us.

  The Patient Protection and Affordable Care Act

        Comprehensive health care reform legislation passed in 2010 and titled The Patient Protection and Affordable Care Act ("ACA") instituted permanent cuts to the CLFS, which are in addition to the automatic sequestration reductions mandated by the Budget Control Act of 2011. The ACA contains a number of provisions that are expected to impact our business and operations, albeit in ways we cannot currently predict. Provisions governing enrollment in federal healthcare programs, reimbursement changes, and the treatment of fraud and abuse will impact existing government healthcare programs and will result in the development of new programs. Generally, the ACA and private payers continue to experiment with various payment mechanisms designed to contain costs, for example, accountable care and managed care organizations. These reforms present challenges and unpredictability to laboratories like ours.

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

        On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. A public comment meeting was held in January 2015 and the final guidance is anticipated to be published later in 2015. While key physician groups, such as the American Medical Association and the American College of Medical Genetics have vigorously engaged the FDA due to concerns about limitations on patient access to critical diagnostic testing, it is not clear what the FDA's final decisions will be in this respect. There can be no assurance that changes to the FDA's involvement in LDTs will not negatively impact our business. Generally speaking, the FDA and the legislative branch frequently entertain proposals that would increase FDA oversight of laboratories like ours and the testing that we conduct. The outcome and impact of such proposals on our business is impossible to predict. The FDA may impose a range of penalties for non-compliance with any of its rules, including recalls, injunctions and sanctions, any of which would negatively impact our business.

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

        We believe that we are in compliance with the current Transactions and Code Sets Rule. The ICD-10-CM compliance date is October 1, 2015. There is a possibility the transition will be pushed forward again since physician associations in the states of New York and Texas are urging members to pressure members of the U.S. Congress to push the transition forward to October 2017. Failure to comply could adversely impact our reimbursement and the ongoing efforts of other providers and payers to comply could have a negative effect on our receipts and net revenue. We also believe that we are in compliance with the Operating Rules for electronic funds transfers and remittance advice transactions. We will continue to assess our computer systems to ensure compliance with such requirements.

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

        We must also satisfy various application and provisional requirements for other states in which we desire to conduct business, and we have obtained licenses for Florida, Maryland, Pennsylvania and Rhode Island. We are licensed by the New York State Department of Health to perform prenatal and postnatal/pediatric cytogenetic testing and microarray analysis for pediatric care and miscarriage analysis. We may become aware from time to time of additional states that require out-of-state laboratories to obtain licensure in order to accept patient specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other states advising us of such requirements, we intend to strictly adhere to the instructions and guidelines from the state regulators as to how we should comply with such requirements. There can be no assurance, however, that our efforts to comply will be successful.

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

Competition

        We believe that competition within our market is increasing. Our business competitors in the United States include regional clinical microarray laboratories, both commercial and academic, as well as large national companies such as LabCorp (through its acquisition of Genzyme), Quest Diagnostics, Natera, and approximately ten others. Some of these competitors may possess greater financial, technical, human and other resources than we do. In addition, technological advances or entirely different approaches developed by one or more of our competitors could render our services obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by or currently utilized by us.

        Our market is rapidly changing, and we expect to face additional competition from new market entrants, new product and service developments and consolidation of our existing competitors. As new competitors emerge, the intensity of competition may increase in the future. An example of this is the emergence of NIPT companies in the past several years. These companies offer a screening test based on the analysis of cell-free fetal DNA in the maternal blood stream as opposed to the analysis of pregnancy-related hormones and proteins, as has been the standard of care for several decades. Despite improvements to detection rates, NIPT remains a screening test, and as such, clinical guidelines recommend that all positive NIPT results be confirmed with diagnostic testing performed using an invasive technique, such as chorionic villus sampling or amniocentesis. We believe that by including NIPT as part of our testing repertoire, we have a more complete test menu, which helps mitigate competitive risk and optimizes patient care.

Research and Development

        Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized miscarriage analysis, prenatal and pediatric developmental disorder genetic tests.

Employees

        As of December 31, 2014, we had 56 full-time-equivalent employees, one of whom is both a Ph.D. and an M.D. and another of whom is a Ph.D. We believe that we maintain good relationships with our employees and are not subject to collective bargaining arrangements.

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

        To date, we have relied primarily upon selling equity and convertible debt and equity securities to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. Our subsidiary companies also may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

        Substantially all of the components and raw materials used in providing our testing services, including microarray slides and reagents, are currently provided to us from a limited number of sources or in some cases from a single source. Any supply interruption in a sole sourced component or raw material might result in up to a several month delay and materially harm our ability to provide testing services until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to us or incompatible with our process, could have a material adverse effect on our ability to provide testing services. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all.

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

        The amount and timing of revenues that we may realize from our business will be unpredictable because whether our services are commercialized and generate revenues depends, in part, on the efforts and timing of our potential customers. Also, our sales cycles may be lengthy. As a result, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage and cause our quarterly results to be below market expectations. If this happens, the price of our common stock may decline significantly. Our revenues are also subject to seasonality factors and can be impacted by circumstances outside of our control, such as severe weather conditions that hamper or otherwise restrict when a patient seeking genetic diagnostic services such as ours visits the ordering physician.

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

The FDA's decision to regulate LDTs could prevent us from offering existing tests and/or delay the introduction of new testing services.

        During 2014, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. A public comment meeting was held in January 2015, and the final guidance is anticipated to be published later in 2015. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA's approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

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

        Certain CPT codes that we use to bill for our microarray tests were omitted by CMS from the Clinical Laboratory Fee Schedule in 2013. The pricing omission has forced state Medicaid plans and third party payors to determine their own price independent of CMS's recommendations (or lack thereof). There can be no guarantees that Medicaid and other payors will establish favorable reimbursement rates or adequate coverage policies. If payors do not recognize the value of the molecular genetic tests we offer or do not provide coverage for molecular tests such as ours, our revenues, earnings and cash flows could be adversely impacted.

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

        Governmental laws and regulations protect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Such regulations were expanded under the HITECH Act, including rules impacting the release of protected health information, patients' right to access such information, the content and manner of providing notice of a breach, and information system security requirements. We also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. In addition, the Secretary of the Department of Health and Human Services has published HIPAA regulations to protect the privacy of health information when it is exchanged electronically during certain financial and administrative transactions. These HIPAA transaction standards are complex and different payers interpret them differently. Complying with applicable transmission standards is costly and failure to comply could disrupt our receipts or subject us to penalties. Generally, any security breach of our information systems, including the theft of our patients' financial information due to our failure to comply with applicable security standards, would adversely impact our business and our reputation.

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

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange (the "Superior Court"). The Complaint alleged we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading. A trial was held between June and August of 2014, followed by closing briefs and arguments filed in September and October of 2014. On January 2, 2015, the Superior Court issued a tentative ruling and proposed statement of decision in favor of us, Acacia and Amit Kumar and against all claims of Strathmann. Specifically, the Superior Court determined that we had no fraudulent intent when we pursued insurance benefits under the National Union Directors and Officers Policy over a decade ago. On March 6, 2015 the Superior Court issued its final Statement of Decision, confirming its tentative ruling that Strathmann failed to prove that we (or any other defendant) had a fraudulent intent when we pursued insurance benefits from National Union. Also on March 6, 2015 the Superior Court entered a Judgment in favor of all defendants and against Strathmann, and ordered that Strathmann's Complaint be dismissed with prejudice. A Notice of Entry of Judgment was filed with the Superior Court on March 11, 2015. If Strathmann chooses to appeal the Judgment, he has 60 days from March 11, 2015 to file a Notice of Appeal. The cost of defending an appeal alone could have a material adverse effect on our financial condition and results of operations.

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

        Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The shares of common stock issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants issued in our February 2015 registered direct offering are freely tradable. The shares of common stock issuable upon exercise of the warrants issued in our March 2013 registered direct offering and in our December 2013 public offering are freely tradable. We have obligations to the investors in our 2012 private placement offering of Series A convertible preferred stock and warrants to purchase common stock and in our 2013 private placement offering of Series C convertible preferred stock and warrants to maintain the public registration of common stock underlying their issued and outstanding warrants. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and common stock options.

        As of December 31, 2014, we had approximately 11.1 million shares of common stock issued and outstanding. Assuming exercise in full of all options and warrants outstanding as of December 31, 2014, plus the additional shares of common stock sold in our February 2015 registered direct offering plus conversions of the Series E convertible preferred stock and exercise of the warrants issued in our February 2015 registered direct offering (not taking into account any price-based or anti-dilution adjustments related to the Series E convertible preferred stock, and excluding shares underlying warrants to be issued in a private placement the issuances of which are subject to stockholder approval not yet obtained), approximately 24 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E convertible preferred stock.

In order to raise financing from the sale of equity securities or convertible securities, we will need to increase our authorized capital stock.

        We are presently authorized to issue 25,000,000 shares of common stock, of which 12,680,927 shares were issued and outstanding as of March 9, 2015 and approximately 11.3 million of our remaining authorized but unissued shares of common stock are reserved for issuance pursuant to the potential conversion of outstanding Series E convertible preferred stock (not taking into account any price-based or anti-dilution adjustments related to the Series E convertible preferred stock, and excluding shares underlying warrants to be issued in a private placement the issuances of which are subject to stockholder approval not yet obtained), the potential exercise of outstanding options and warrants or the potential future grant of options or other stock awards under our 2006 Stock Incentive Plan. In order to increase our authorized capital stock, we have submitted a proposal to our stockholders to amend our Certificate of Incorporation to increase the authorized shares of our common stock. There can be no assurance that such a proposal will be supported by our stockholders and, in fact, such a proposal did not receive a sufficient number of favorable votes from our stockholders at our 2014 Annual Meeting. Accordingly, we may not have sufficient authorized capital stock available to raise funds beyond what is currently available for issuance.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We currently lease office and laboratory space of approximately 12,200 square feet in Irvine, California under a lease agreement that expires in January 2020.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in other litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange (the "Superior Court"). The Complaint alleged we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading. A trial was held between June and August of 2014, followed by closing briefs and arguments filed in September and October of 2014. On January 2, 2015, the Superior Court issued a tentative ruling and proposed statement of decision in favor of us, Acacia and Amit Kumar and against all claims of Strathmann. Specifically, the Superior Court determined that we had no fraudulent intent when we pursued insurance benefits under the National Union Directors and Officers Policy over a decade ago. On March 6, 2015 the Superior Court issued its final Statement of Decision, confirming its tentative ruling that Strathmann failed to prove that we (or any other defendant) had a fraudulent intent when we pursued insurance benefits from National Union. Also on March 6, 2015 the Superior Court entered a Judgment in favor of all defendants and against Strathmann, and ordered that Strathmann's Complaint be dismissed with prejudice. A Notice of Entry of Judgment was filed with the Superior Court on March 11, 2015. If Strathmann chooses to appeal the Judgment, he has 60 days from March 11, 2015 to file a Notice of Appeal. The cost of defending an appeal alone could have a material adverse effect on our financial condition and results of operations.

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

	2014				2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
High	$1.74	$2.70	$3.10	$3.65	$4.44	$4.55	$4.62	$7.64
Low	$1.09	$1.15	$2.01	$2.30	$2.14	$2.67	$2.46	$2.80

        As of March 9, 2015, there were approximately 28 holders of record of our common stock.

        No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

        The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights(2)	(b) Weighted average exercise price of outstanding options and rights(3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan(1)	990,584	$9.82	995,294
Equity compensation plans not approved by security holders:
None	—	—	—

TOTAL	990,584	$9.82	995,294

(1)
Our 2006 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. Please refer to Note 12 to our consolidated financial statements for additional information.

(2)
Includes shares of common stock subject to restricted stock units ("RSUs") that entitle each holder to one share of common stock for each such unit that vests over the holder's period of continued service.

(3)
Calculated without taking into account the 302,725 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

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

Liquidity

        As of December 31, 2014, the combination of cash, cash equivalents and short term investments totaled $5.2 million. On February 18, 2015, we closed a registered direct offering (the "Series E Offering") with existing, accredited institutional investors for net proceeds of approximately $4.7 million. We believe the combination of our year-end existing cash balances coupled with the proceeds from the Series E Offering will be sufficient to meet our expected cash requirements for current operations into the second quarter of 2016. See the Liquidity and Capital Resources section below as well as Notes 1 and 13 to our consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview of Recent Business Activities

        During 2014, our business activities were driven primarily by commercialization efforts for our suite of microarray diagnostic tests, and expansion of our test menu and of our leadership team. For the year ended December 31, 2014, our operating activities included the recognition of $8.0 million of total revenues, which increased by $1.7 million from 2013, due primarily to increased volumes of microarray diagnostic tests performed, particularly in the prenatal diagnostics testing market. Volumes from our prenatal microarray testing services increased by 65% from 2013, and total microarray testing increased by 30% year over year. Our net loss from operations increased over the comparable period primarily due to increased legal defense costs from ongoing litigation in 2014 as well as increased sales and marketing expenses from expansion of our sales force, partially offset by increased revenues. Our net loss also increased from non-cash, non-operating gains recognized in 2013 relating to mark-to-market adjustments of our warrant derivative liabilities, which were substantially diminished in 2014 due to modifications of certain warrant contracts in June 2014 that eliminated the derivative characteristics requiring mark-to-market accounting.

        On April 9, 2014, we announced that Trilochan Sahoo, M.D. FACMG, had joined the Company as Director of Cytogenetics. Dr. Sahoo's expertise is in the development, evaluation and implementation of microarray-based technologies, especially as used as an important diagnostic tool in clinical cytogenetics and genomics. Following the retirement of our former Chief Medical Officer, Dr. R. Weslie Tyson on December 12, 2014, we announced the promotions of Dr. Sahoo to Vice President of Clinical Affairs and Director of Cytogenetics and Dr. Karine Hovanes to Vice President of Scientific Advancement and Laboratory Director.

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

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including Medicare and various state Medicaid programs, and individuals. We report revenues from contracted payors based on a fixed contractual rate, or in the case of Medicare and Medicaid, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate and also considers recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

  Accounting for Stock-Based Compensation

        The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award) which is generally four years. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. The fair value of each restricted stock unit ("RSU") award is based on the number of shares granted and the closing price of our common stock on Nasdaq on the date of grant. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.

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

Comparison of the Results of Operations

Revenues and Cost of Revenues (dollars in thousands):

	For the Years Ended December 31,		Change
	2014	2013	$	%
Diagnostic services revenues	$7,893	$6,204	$1,689	27%
Royalty revenues	149	163	(14)	(9%	)
Cost of services	(4,432)	(3,527)	(905)	(26%	)

        Diagnostic Services Revenues.    Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of miscarriage analysis, and prenatal and postnatal development disorders in children. The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	For the Years Ended December 31,		Change
	2014	2013	#	%
Total billable tests	7,761	6,150	1,611	26%
Total microarray tests	5,883	4,540	1,343	30%
Microarray percentage of total tests	76%	74%
Total prenatal(1) microarray tests	3,660	2,222	1,438	65%
Prenatal percentage of total microarray tests	62%	49%
Revenue per test—total	$1,017	$1,009	$8	1%
Revenue per test—all microarrays	$1,244	$1,278	$(34)	(3%	)
Revenue per test—prenatal(1) microarrays	$1,386	$1,598	$(212)	(13%	)

(1)
includes both miscarriage analysis and prenatal microarray tests

        For the year ended December 31, 2014, total billable tests and total diagnostic services revenues increased by 26% and 27%, respectively, compared to the year ended December 31, 2013. Driving the increase in billable tests and revenues was the increase in prenatal microarray tests, which increased by 65% over the same period. This reflects the commercialization strategies and focus of our sales force, which have emphasized prenatal microarray diagnostics testing over traditional genomics testing. While this has led to a higher concentration of prenatal microarray tests as a percentage of total tests performed in 2014 compared to 2013, a change in payor mix and adoption of new billing codes for molecular testing that were adopted during the second quarter of 2013 has resulted in lower average reimbursement per prenatal microarray tests performed in 2014 as compared to 2013.

        Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the years ended December 31, 2014 and 2013, net positive revenue adjustments were $381,000 and $607,000, respectively. Because approximately 68% of our diagnostic revenues are billed to non-contracted, third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations. In addition, recent changes to the molecular codes used by laboratories such as ours for microarray testing could positively or negatively impact reimbursement from certain non-contracted payors for our microarray tests, which would have a commensurate impact on revenues recognized from those payors.

        Royalties.    In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. ("CA"), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter. CA's actual sales were less in 2014 than 2013, resulting in lower royalty revenues recognized by us. It is uncertain whether in future periods, CA's revenues will increase, continue at current levels or return to the minimum contractual amounts.

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

        Operating Expenses (dollars in thousands):

	For the Years Ended December 31,		Change
	2014	2013	$	%
Research and development	$725	$1,011	$(286)	(28%	)
Sales and marketing	4,349	2,764	1,585	57%
General and administrative	7,176	5,206	1,970	38%

        Research and Development.    These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the year ended December 31, 2014, increased research and development activities associated with new test offerings launched in 2014 were offset by decreased activity relating to the microarray platform change efforts that were incurred during 2013, resulting in the overall decrease in these expenses from 2013 to 2014. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        Sales and Marketing.    These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the year ended December 31, 2014, sales and marketing expenses increased from 2013 due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities. Non-cash stock compensation expenses were not significant for the years presented. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        General and Administrative.    These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. General and administrative expenses increased from 2013 to 2014 due primarily to increased litigation expense, where we incurred $2.2 million of litigation-related costs and expenses during 2014 compared to only $244,000 in 2013. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $444,000 and $411,000 for the years ended December 31, 2014 and 2013, respectively. Changes to stock-based compensation expenses are driven by timing of when stock-based awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

        Other Non-Operating Items (dollars in thousands):

	For the Years Ended December 31,		Change
	2014	2013	$	%
Interest expense	$(84)	$(356)	$272	76%
Warrant derivatives gains	152	2,804	(2,652)	(95%	)
Warrant modification charge	(44)	—	(44)	(100%	)

        Interest Expense.    For the year ended December 31, 2014, interest expense was entirely comprised of interest charges associated with certain capital leases and secured promissory notes for laboratory equipment. For the year ended December 31, 2013, $280,000 of interest expense recognized was related to the amortization of offering-related costs incurred during the fourth quarter of 2012. These costs were being amortized over certain common stock warrants' (the "Series A Warrants") exercise restriction period of six months from issuance, but due to a modification on February 22, 2013 to the Series A Warrants resulting in immediate exercisability, all of the unamortized offering related costs as of December 31, 2012 were charged to interest expense during the first quarter of 2013. Excluding this amortization, interest expense has increased in 2014 compared to 2013 due to increased capital leasing activity from the purchase of laboratory equipment in 2014.

        Warrant Derivatives Gains.    This activity represents the net gains or charges recognized from mark-to-market adjustments of the remaining Series A Warrants to their estimated fair values as of each balance sheet date or when the Series A Warrants are exercised. Under applicable accounting guidance, common stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock. Prior to June 2014, the Series A Warrants issued to investors (the "Series A Investors") contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statement of operations. In June 2014, we executed modification agreements (the "Modification") with the remaining Series A Investors to remove the full-ratchet anti-dilution adjustment provisions as well as the Black-Scholes cash buy-back provisions from the terms of the Series A Warrants, thereby eliminating the requirement for derivative accounting and liability classification for the Series A Warrants subsequent to the Modification date. In consideration for agreeing to the Modification, we issued additional warrants to the Series A Investors to purchase 25,303 shares of common stock at an exercise price of $2.06 per share and with an expiration date in April 2018.

        Warrant Modification Charge.    During 2014, we valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification: (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms. The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date. As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital. As a result of a similar valuation analysis performed during the first quarter of 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders' equity resulting from Series A Warrant exercises for the year ended December 31, 2014 was $152,000 and $416,000, respectively. The additional Series A Warrants to purchase 25,303 shares of common stock issued to the Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification: (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%. The resulting valuation of $44,000 was recognized as a warrant modification charge for the year ended December 31, 2014. No such modification transactions occurred during 2013.

        As a result of similar valuation analyses performed during the year ended December 31, 2013, the combined warrant derivative gains recognized in our consolidated statement of operations and the amount of the warrant derivative liabilities reclassified to stockholders' equity resulting from Series A Warrant exercises was $2.8 million and $1.1 million, respectively.

Inflation

        Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

        At December 31, 2014, cash, cash equivalents and short-term investments totaled $5.2 million, compared to $14.0 million at December 31, 2013. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Short-term investments are comprised primarily of certificates of deposits and fixed income securities issued by U.S. financial institutions. Working capital was $6.6 million and $13.9 at December 31, 2014 and 2013, respectively. The primary reason for the decrease in working capital was due to higher cash balances at December 31, 2013 compared to 2014, driven by operating, investing and financing activities described below.

        The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2014	2013	Change
Net cash (used in) provided by:
Operating activities	$(8,640)	$(5,605)	$(3,035)
Investing activities	(2,771)	(2,054)	(717)
Financing activities	132	17,577	(17,445)

(Decrease) increase in cash and cash equivalents	$(11,279)	$9,918	$(21,197)

        Operating Activities.    The increase in net cash flows used in operating activities was primarily the result of higher operating expenses driven by higher litigation costs, increased purchases of laboratory supplies resulting from higher billable test volumes and increased sales and marketing expenses described above, partially offset by increased cash reimbursement from customers due to increased sales and from improved billing and collection efforts experienced during 2014 compared to 2013.

        Investing Activities.    The increase in net cash flows used in investing activities was due primarily to the increased purchase and sales activity of available-for-sale short-term investments made during 2014 as compared to 2013.

        Financing Activities.    The decrease in net cash flows from financing activities was due primarily to the $14.8 million of net proceeds received from the Series B, C and D Financings coupled with $3.0 million in net proceeds received from the exercise of certain Series A Warrants less issuance costs paid during 2013, compared to only $328,000 and $254,000 of net proceeds received from the issuance of a secured promissory note and exercise of certain common stock warrants, respectively, in 2014.

        Future Liquidity.    We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial technologies and services. However, we believe the combination of our year-end existing cash balances coupled with the proceeds received in February 2015 from the Series E Offering will be sufficient to meet our expected cash requirements for current operations into the second quarter of 2016. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. In addition, unless our stockholders approve an increase in our authorized shares above our current authorized limit of 25 million, we will not be able to issue any additional equity securities. See Notes 1 and 13 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

        Capital Requirements.    We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely manner or at all. Our long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

  •
  the costs of commercialization activities, including sales and marketing, new test development and capital equipment;

  •
  competing technological developments;

  •
  the creation and formation of strategic partnerships;

  •
  the costs associated with leasing and improving our Irvine, California facility; and

  •
  other factors that may not be within our control.

        We have no significant commitments for capital expenditures in 2015 or beyond. We have executed eleven capital leases totaling $257,000 for certain laboratory equipment.

Off-Balance Sheet Arrangements

        As of December 31, 2014, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.

        On October 24, 2014, we entered into an Amendment No. 6 to the Lease (the "Amendment") with PPC Goddard Investment, LLC (the "Landlord"), concerning our existing building lease for laboratory space and corporate offices in Irvine, California. The Amendment, in part (i) extends the term of the Lease by five years until January 31, 2020; (ii) provides for monthly base rent (excluding allocated common area expenses) of $1.00 per square foot per month for the first year, increasing by $0.05 per year thereafter throughout the term of the lease to a maximum of $1.20 per square foot per month in the fifth year of the lease; (iii) provides for certain tenant improvements to be provided by the Landlord at no cost to us; (iv) at our choosing, provides for an early termination after thirty-six months upon payment by us of the Landlord's unamortized tenant improvement cost and unamortized brokerage commissions payable in connection with the Amendment at an interest rate of eight percent; and (v) provides for a period of abated rent for the first three months of the renewal period (or February 1, 2015 through April 30, 2015). Pursuant to the Amendment, the monthly base rent together with the current estimated monthly common area expense of $0.85 per square foot will result in an aggregate monthly expense of approximately $22,500 for the first year, assuming no increase in the monthly common area expense, and increasing to approximately $25,000 per month for the fifth year, assuming we do not exercise our option to terminate the lease after thirty-six months, and assuming no increase in the monthly common area expense.

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

Management's Report on Internal Controls Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") in Internal Control-Integrated Framework (specifically, the 2013 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2014.

        There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Board of Directors," "Executive Officers and Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2014.

Code of Business Conduct and Ethics

        We have adopted a corporate Code of Business Conduct and Ethics, which may be viewed on our website at www.combimatrix.com. The Code of Business Conduct and Ethics applies to all our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and controller, or persons performing similar functions. If we effect an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, we intend to satisfy our disclosure requirements by posting a description of such amendment or waiver on the website above or via a current report on Form 8-K. The inclusion of our web site address in this report does not include or incorporate by reference the information on, or accessible through, our web site into this report.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2014.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2014.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" and "Board of Directors" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2014.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference from the information under the caption entitled "Principal Accountants" in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2014.

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
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
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
3.7
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8
Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1†
Restated Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.

Exhibit Number	Description
10.2	Amendment No. 3 to Lease dated as of January 11, 2010. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.
10.3
Amendment No. 4 to the Lease effective as of October 21, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.
10.4†	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-197322) filed with the SEC on July 9, 2014.
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
10.7
Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.
10.8
Form of Securities Purchase Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.9
Form of Investors Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.10	HLM Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.11
Form of Warrant to Purchase Common Stock issued on April 7, 2011. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.12	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.13
Form of Securities Purchase Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.14	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.15
Form of Registration Rights Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

Exhibit Number	Description
10.16	Form of Lock-Up Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.17
Form of Voting Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.18	Consent and Waiver executed on December 4, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.
10.19
Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.
10.20	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.21
Form of Securities Purchase Agreement dated as of March 19, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.22†	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.23
Form of Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.
10.24
Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.25	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.26
Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.27	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.28†
Form of Stock Incentive Plan Agreement for Performance-Based Options. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 13, 2013.
10.29†
Letter Agreement dated June 27, 2013 regarding Mark McDonough's bonus arrangement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 1, 2013.

Exhibit Number	Description
10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
10.33†
Form of Restricted Stock Unit Award Agreement under the Company's 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 24, 2014.
10.34
Form of Amendment No. 2 to Common Stock Purchase Warrant dated June 4, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.35
Form of Additional Common Stock Purchase Warrant issued June 4, 2014. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.36
Amendment No. 6 to the Lease effective as of October 24, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 28, 2014.
10.37
Form of Warrant to Purchase Common Stock (Series E Financing). Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.38	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.39
Form of Securities Purchase Agreement dated as of February 13, 2015 (Series E Financing). Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.40
Form of Private Placement Securities Purchase Agreement dated as of February 13, 2015 (Warrant Financing). Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.41†	2015 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 5, 2015.
10.42	Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC(*)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002(*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.0
The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

(*)
Included herewith.

†
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2015	COMBIMATRIX CORPORATION
/s/ MARK MCDONOUGH Mark McDonough President and Chief Executive Officer (Authorized Signatory)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDONOUGH MARK MCDONOUGH	President and Chief Executive Officer, (Principal Executive Officer)	March 17, 2015
/s/ SCOTT R. BURELL SCOTT R. BURELL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 17, 2015
/s/ R. JUDD JESSUP R. JUDD JESSUP	Chairman of the Board	March 17, 2015
/s/ SCOTT GOTTLIEB, M.D. SCOTT GOTTLIEB, M.D.	Director	March 17, 2015
/s/ JEREMY M. JONES JEREMY M. JONES	Director	March 17, 2015
/s/ ROBERT E. HOFFMAN ROBERT E. HOFFMAN	Director	March 17, 2015
/s/ LÂLE WHITE LÂLE WHITE	Director	March 17, 2015

COMBIMATRIX CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CombiMatrix Corporation
Irvine, California

        We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation (the "Company") as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombiMatrix Corporation as of December 31, 2014 and December 31, 2013, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ HASKELL & WHITE LLP
Irvine, California March 17, 2015

COMBIMATRIX CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands, except share and per share information)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,010	$12,289
Short-term investments	4,230	1,747
Accounts receivable, net of allowance for doubtful accounts of $241 and $288	2,133	1,695
Supplies	367	171
Prepaid expenses and other assets	181	128

Total current assets	7,921	16,030
Property and equipment, net	584	581
Investments in unconsolidated subsidiaries and other	127	221

Total assets	$8,632	$16,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,107	$1,367
Current portion, long-term debt	172	168
Common stock warrants	—	568

Total current liabilities	1,279	2,103
Capital lease obligations, net of current portion	82	65
Secured promissory note payable, net of current portion	151	—

Total liabilities	1,512	2,168

Stockholders' equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series D—12,000 shares authorized; none and 2,200.7 issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 11,063,246 and 9,870,838 shares issued and outstanding	11	10
Additional paid-in capital	96,259	95,098
Accumulated other comprehensive loss	(3)	(4)
Accumulated net loss	(89,147)	(80,440)

Total stockholders' equity	7,120	14,664

Total liabilities and stockholders' equity	$8,632	$16,832

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share information)

	For the Years Ended December 31,
	2014	2013
Revenues:
Diagnostic services	$7,893	$6,204
Royalties	149	163

Total revenues	8,042	6,367

Operating expenses:
Cost of services	4,432	3,527
Research and development	725	1,011
Sales and marketing	4,349	2,764
General and administrative	7,176	5,206
Patent amortization and royalties	114	254

Total operating expenses	16,796	12,762

Operating loss	(8,754)	(6,395)

Other income (expenses):
Interest income	23	5
Interest expense	(84)	(356)
Warrant derivative gains	152	2,804
Warrant modification charge	(44)	—

Total other income (expense)	47	2,453

Net loss	$(8,707)	$(3,942)

Series A convertible preferred stock dividends	$—	$(247)
Series C convertible preferred stock dividends	—	(27)
Deemed dividends from issuing Series B convertible preferred stock	—	(417)
Deemed dividends from issuing Series C convertible preferred stock	—	(1,213)
Deemed dividends from issuing Series D convertible preferred stock	—	(6,367)

Net loss attributable to common stockholders	$(8,707)	$(12,213)

Basic and diluted net loss per share	$(0.79)	$(1.00)
Series A convertible preferred stock dividends	—	(0.06)
Series C convertible preferred stock dividends	—	(0.01)
Deemed dividends from issuing Series B convertible preferred stock	—	(0.11)
Deemed dividends from issuing Series C convertible preferred stock	—	(0.31)
Deemed dividends from issuing Series D convertible preferred stock	—	(1.62)

Basic and diluted net loss per share attributable to common stockholders	$(0.79)	$(3.11)

Basic and diluted weighted average common shares outstanding	11,029,577	3,940,965

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2014 and 2013
(In thousands, except share and per share information)

	For the Years Ended December 31,
	2014	2013
Net loss	$(8,707)	$(3,942)
Unrealized loss on available-for-sale securities	1	(4)

Total comprehensive loss	$(8,706)	$(3,946)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2014 and 2013
(In thousands, except share information)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock
									Common Stock			Accumulated Other Comprehensive Loss
											Additional Paid-In Capital		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balances, December 31, 2012	1,644.45186	$394	—	$—	—	$—	—	$—	1,511,133	$2	$67,106	$—	$(68,227)	$(1,119)
Conversion of Series A convertible preferred stock to common stock	(1,644.45186)	(394)	—	—	—	—	—	—	822,421	1	393	—	—	394
Make-whole dividends paid in common stock	—	—	—	—	—	—	—	—	50,307	—	247	—	(247)	—
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	1,610.4	—	—	—	—	—	130,000	—	1,769	—	—	1,769
Beneficial conversion feature on Series B convertible preferred stock	—	—	—	(417)	—	—	—	—	—	—	417	—	—	—
Deemed dividends from issuing Series B convertible preferred stock	—	—	—	417	—	—	—	—	—	—	—	—	(417)	—
Conversion of Series B convertible preferred stock to common stock	—	—	(1,610.4)	—	—	—	—	—	535,392	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs	—	—	—	—	2,400.0	—	—	—	—	—	2,139	—	—	2,139
Beneficial conversion feature on Series C convertible preferred stock	—	—	—	—	—	(1,213)	—	—	—	—	1,213	—	—	—
Deemed dividends from issuing Series C convertible preferred stock	—	—	—	—	—	1,213	—	—	—	—	—	—	(1,213)	—
Conversion of Series C convertible preferred stock to common stock	—	—	—	—	(2,400.0)	—	—	—	839,864	1	(1)	—	—	—
Issuance of Series D convertible preferred stock, net of issuance costs	—	—	—	—	—	—	12,000.0	—	—	—	10,720	—	—	10,720
Beneficial conversion feature on Series D convertible preferred stock	—	—	—	—	—	—	—	(6,367)	—	—	6,367	—	—	—
Deemed dividends from issuing Series D convertible preferred stock	—	—	—	—	—	—	—	6,367	—	—	—	—	(6,367)	—
Conversion of Series D convertible preferred stock to common stock	—	—	—	—	—	—	(9,799.3)	—	4,756,946	5	(5)	—	—	—
Preferred stock dividends paid in common stock	—	—	—	—	—	—	—	—	15,141	—	49	—	(27)	22
Exercise of Series A common stock warrants	—	—	—	—	—	—	—	—	1,209,634	1	3,141	—	—	3,142
Reclassification of derivative warrant liability from warrant exercises	—	—	—	—	—	—	—	—	—	—	1,111	—	—	1,111
Non-cash stock compensation	—	—	—	—	—	—	—	—	—	—	432	—	—	432
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,942)	(3,942)

Balances, December 31, 2013	—	—	—	—	—	—	2,200.7	—	9,870,838	10	95,098	(4)	(80,440)	14,664
Conversion of Series D convertible preferred stock to common stock	—	—	—	—	—	—	(2,200.7)	—	1,068,297	1	(1)	—	—	—
Exercise of Series A common stock warrants	—	—	—	—	—	—	—	—	124,111	—	256	—	—	256
Issuance costs from various securities filings	—	—	—	—	—	—	—	—	—	—	(82)	—	—	(82)
Reclassification of derivative warrant liability from warrant exercises	—	—	—	—	—	—	—	—	—	—	416	—	—	416
Warrant modificaiton charge	—	—	—	—	—	—	—	—	—	—	44	—	—	44
Non-cash stock compensation	—	—	—	—	—	—	—	—	—	—	528	—	—	528
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,707)	(8,707)

Balances, December 31, 2014	—	$—	—	$—	—	$—	—	$—	11,063,246	$11	$96,259	$(3)	$(89,147)	$7,120

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
(In thousands)

	For the Years Ended December 31,
	2014	2013
Operating activities:
Net loss	$(8,707)	$(3,942)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	317	698
Non-cash stock compensation	528	432
Warrant derivative gains	(152)	(2,804)
Warrant modification charge	44	—
Provision for bad debts	303	290
Loss on disposal of fixed assets	—	49
Changes in assets and liabilities:
Accounts receivable	(662)	(723)
Supplies, prepaid expenses and other assets	(169)	294
Accounts payable, accrued expenses and other	(142)	101

Net cash flows from operating activities	(8,640)	(5,605)

Investing activities:
Purchase of property and equipment, net of cash received from disposals	(210)	(304)
Purchase of available-for-sale investments	(6,811)	(1,750)
Sale of available-for-sale investments	4,250	—

Net cash flows from investing activities	(2,771)	(2,054)

Financing activities:
Proceeds from secured promissory note payable, net of issuance costs	328	—
Payments of secured promissory note	(69)	—
Payments of capital lease obligations	(179)	(259)
Net proceeds from issuance of Series B convertible preferred and common stock	—	1,769
Net proceeds from issuance of Series C convertible preferred stock	—	2,139
Net proceeds from issuance of Series D convertible preferred stock	(204)	10,892
Issuance costs relating to Series A convertible preferred stock	—	(106)
Net proceeds from exercise of common stock warrants	256	3,142

Net cash flows from financing activities	132	17,577

(Decrease) increase in cash and cash equivalents	(11,279)	9,918
Cash and cash equivalents, beginning	12,289	2,372
Unrealized loss on cash equivalents	—	(1)

Cash and cash equivalents, ending	$1,010	$12,289

Cash paid in interest expense	$50	$54

Non-cash investing and financing activities:
Property and equipment purchased on capital leases	$88	$13

Make-whole Series A convertible preferred stock paid in common stock	$—	$247

Deemed dividends from issuing convertible preferred stock	$—	$7,997

Reclassification of derivative warrant liability to equity from warrant exercises and modifications	$416	$1,111

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

        CombiMatrix Corporation (the "Company," "we," "us" and "our") was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with, and became a wholly owned subsidiary of Acacia Research Corporation ("Acacia"), and in August 2007, we split-off from Acacia and became publicly traded on The Nasdaq Stock Market. As a result of the split-off, we ceased to be a subsidiary of, or affiliated with, Acacia.

Description of the Company

        We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization ("FISH") and high resolution karyotyping. We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff. Our laboratory facilities and corporate headquarters are located in Irvine, California.

        We also own a one-third minority interest in Leuchemix, Inc. ("Leuchemix"), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Liquidity and Risks

        We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of December 31, 2014, we had cash, cash equivalents and short-term investments of $5.2 million and anticipate that our cash and cash equivalent balances, combined with approximately $4.7 million of net proceeds from the sale of equity securities subsequent to year-end (see Note 13), will be sufficient to meet our cash requirements into the second quarter of 2016. In order for us to continue as a going concern beyond the second quarter of 2016 and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. At present, we cannot issue additional equity or convertible debt securities unless our stockholders approve amending our certificate of incorporation to increase our authorized capital stock. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

  •
  variability in third-party reimbursement of our diagnostic tests;

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the years ended December 31, 2014 and 2013, net positive revenue adjustments were $381,000 and $607,000, respectively. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

        Cash Equivalents and Short-Term Investments.    We consider all highly liquid investments purchased with maturities of three months or less when purchased to be cash equivalents. Short-term investments consist of fixed income investments with maturities between three and 12 months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on the Company's consolidated balance sheets. Unrealized holding gains and losses are reported within comprehensive loss in the consolidated statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. If a decline in the fair value of a short-term investment below our cost basis is determined to be other than temporary, such investment is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To date, no permanent impairment charges have been realized or recorded.

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

        Concentration of Credit Risks.    Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from one commercial insurance carrier of $318,000 exceeded 10% of our total accounts receivable balance as of December 31, 2014.

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

        Accounts Receivable and Allowance for Doubtful Accounts.    In the case of contracted third-party payors, governmental payors or direct-bill customers, accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services performed. In the case of non-contracted customers, accounts receivable are stated at amounts expected to be collected based on historical collection experience with the third-party payor. The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible after appropriate collection efforts have been exhausted. Such write-offs increase the contractual allowances for those accounts in the period of adjustment. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.

        Collection of receivables due from patients and private-pay clients is generally subject to increased credit risk due to credit-worthiness or inability to pay. For these customers, an allowance for doubtful accounts is recorded for estimated uncollectible amounts, and involves significant assumptions and judgments. Specifically, the allowance for doubtful accounts is adjusted periodically and is principally based upon specific identification of past due or disputed accounts. We also review the age of receivables to assess our allowance at each period end. Additions to the allowance for doubtful accounts are charged to bad debt expense as a component of general and administrative expenses in the consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Supplies.    Supplies inventory, which consists primarily of raw materials to be used in the production of the arrays we use for our tests, is stated at the lower of cost or market using the first-in, first-out method.

        Property and Equipment.    Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the consolidated statements of operations in the period of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

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

        Stock-Based Compensation.    The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award) which is generally four years. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. The fair value of each restricted stock unit ("RSU") award is based on the number of shares granted and the closing price of our common stock on Nasdaq on the date of grant. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.

        The weighted average assumptions used to estimate the fair value of stock option awards granted for the periods presented are noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of our common stock. The risk-free rate for the expected term, using the simplified method, of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2014	2013
Risk free interest rate	2.3%	1.7%
Volatility	107.7%	106.0%
Expected term	6.3 years	6.3 years
Expected dividends	0%	0%

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock-based compensation expense for 2014 and 2013 attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013
Cost of services	$17	$7
Sales and marketing	67	14
General and administrative	444	411

Total non-cash stock compensation	$528	$432

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

        Advertising.    Costs associated with marketing and advertising of our services are expensed as incurred. For the years ended December 31, 2014 and 2013, we incurred marketing and advertising expenses of $376,000 and $249,000, respectively.

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

	For the Years Ended December 31,
	2014	2013
Common stock options	690,904	639,019
Restricted stock units	302,725	—
Common stock warrants	7,408,905	7,623,677
Series D preferred stock convertible into common stock	—	1,068,297

Excluded potentially dilutive securities	8,402,534	9,330,993

        Recent Accounting Pronouncements.    In November 2014, the Financial Accounting Standards Board ("FASB") issued new guidance on determining whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. This guidance does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but instead clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, thereby reducing existing diversity in practice. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

        In August 2014, the FASB issued new guidance requiring management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

        In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. The new guidance becomes effective and will be adopted in the first quarter of fiscal year 2017 with early adoption not permitted. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In April 2014, the FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity's operations and finances. The changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements. We do not believe adoption of this guidance will have a material impact on our consolidated financial statements or related disclosures.

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

3.     CASH AND SHORT-TERM INVESTMENTS

        As of December 31, 2014 and 2013, we held $1.0 million and $12.3 million in cash and cash equivalents and $4.2 million and $1.7 million of short-term investments, respectively, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014				As of December 31, 2013
		Unrealized				Unrealized
				Fair Value				Fair Value
	Cost	Gain	Loss		Cost	Gain	Loss
Cash and money market securities	$1,010	$—	$—	$1,010	$11,290	$—	$—	$11,290
Corporate bonds	1,003	—	—	1,003	—	—	—	—
Certificates of deposit	3,230	—	(3)	3,227	2,750	—	(4)	2,746

	$5,243	$—	$(3)	$5,240	$14,040	$—	$(4)	$14,036

Included in cash and cash equivalents	$1,010	$—	$—	$1,010	$12,290	$—	$(1)	$12,289
Included in short-term investments	4,233	—	(3)	4,230	1,750	—	(3)	1,747

	$5,243	$—	$(3)	$5,240	$14,040	$—	$(4)	$14,036

        There were no realized gains or losses for the years ended December 31, 2014 and 2013.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     FAIR VALUE MEASUREMENTS

        The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2014 and 2013, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$676	$676	$—	$—
Short-term investments	4,230	—	4,230	—

Total	$4,906	$676	$4,230	$—

		Fair Value Measurements
December 31, 2013	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$8,263	$7,264	$999	$—
Short-term investments	1,747	—	1,747	—

Total	$10,010	$7,264	$2,746	$—

Liabilities:
Derivative warrant liability	$568	$—	$—	$568

        The following table is a reconciliation of financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 (in thousands):

Derivative Warrant Liability
Balance, December 31, 2013	$568
Changes in fair value	(152)
Reclassifications	(416)

Balance, December 31, 2014	$—

        The fair value of the derivative warrant liability is based on Level 3 inputs. For this liability, we developed our own assumptions that do not have observable inputs or available market data to support the fair value recorded. See Note 11 for further discussion of the derivative warrant liability.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2014	2013
Laboratory equipment	$1,599	$1,737
Furniture and fixtures	290	225
Computer hardware and software	38	42
Leasehold improvements	252	279

	2,179	2,283
Less—accumulated depreciation and amortization	(1,595)	(1,702)

	$584	$581

        Depreciation and amortization expense was $312,000 and $352,000 for the years ended December 31, 2014 and 2013, respectfully. The net book value of assets under capital lease obligations was $159,000 and $246,000 as of December 31, 2014 and 2013, respectively.

6.     BALANCE SHEET COMPONENTS

        Accounts payable, accrued expenses and other accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable	$381	$636
Payroll and other employee benefits	149	353
Accrued vacation	207	144
Royalties	252	211
Other accrued expenses	118	23

	$1,107	$1,367

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     INCOME TAXES

        The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred settlement costs	$797	$1,215
Stock-based compensation	466	423
Accrued liabilities and other	442	500
Net operating loss carryforwards and credits	64,804	61,756

Total deferred tax assets	66,509	63,894
Less: valuation allowance	(66,514)	(63,944)

Deferred tax assets, net of valuation allowance	(5)	(50)
Deferred tax liabilities:
Depreciation and amortization	5	50

Net deferred tax liability	$—	$—

        A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2014	2013
Statutory federal tax rate	(34%)	(34%)
Impact on state tax rates	1%	(7%)
Warrant valuation	(1%)	(22%)
Cancellation of vested non-qualified stock options	0%	1%
Valuation allowance	29%	59%
Other non deductible permanent items	5%	3%

	0%	0%

        At December 31, 2014 and 2013, we had net deferred tax assets totaling approximately $66.5 million and $63.9 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2014, we had federal net operating loss carryforwards of approximately $169 million, which begin to expire in 2017 through 2033. In addition, we have tax credit carryforwards of approximately $5.2 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate. We have no unrecognized tax benefits as of December 31, 2014 and 2013.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     SECURED PROMISSORY NOTE

        On May 20, 2014 ("Execution Date"), we executed a secured promissory note (the "Note") with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the "Term") from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of December 31, 2014, the fair value of the Note approximated its carrying value of $281,000, which is exclusive of unamortized closing costs of $18,000. The current portion of the $263,000 in net carrying value of the Note was $112,000.

9.     COMMITMENTS AND CONTINGENCIES

Leases

        On October 24, 2014, we entered into an Amendment No. 6 to the Lease (the "Amendment") with PPC Goddard Investment, LLC (the "Landlord"), concerning our existing building lease for laboratory space and corporate offices in Irvine, California. The Amendment, in part (i) extends the term of the Lease by five years until January 31, 2020; (ii) provides for monthly base rent (excluding allocated common area expenses) of $1.00 per square foot per month for the first year, increasing by $0.05 per year thereafter throughout the term of the lease to a maximum of $1.20 per square foot per month in the fifth year of the lease; (iii) provides for certain tenant improvements to be provided by the Landlord at no cost to us; (iv) at our choosing, provides for an early termination after thirty-six months upon payment by us of the Landlord's unamortized tenant improvement cost and unamortized brokerage commissions payable in connection with the Amendment at an interest rate of eight percent; and (v) provides for a period of abated rent for the first three months of the renewal period (or February 1, 2015 through April 30, 2015). Pursuant to the Amendment, the monthly base rent together with the current estimated monthly common area expense of $0.85 per square foot will result in an aggregate monthly expense of approximately $22,500 for the first year, assuming no increase in the monthly common area expense, and increasing to approximately $25,000 per month for the fifth year, assuming we do not exercise our option to terminate the lease after thirty-six months, and assuming no increase in the monthly common area expense.

        At December 31, 2014, we had eleven capital leases for laboratory equipment with original purchase amounts totaling $257,000 and with useful lives of five years. As of December 31, 2014, the remaining lease obligations (including interest charges) were $158,000 with minimum future lease payments shown below. The weighted average interest rate on the capital lease obligations was 8.2%, based on remaining lease obligations as of December 31, 2014. The fair value of the capital lease obligations was not significantly different from their carrying amounts for all periods presented.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Future minimum lease payments for all of our facilities and leased equipment are as follows (in thousands):

        Years ending December 31:

	Operating Leases	Capital Leases	Total
2015	$111	$69	$180
2016	153	51	204
2017	160	22	182
2018	167	11	178
2019 and thereafter	189	5	194

Total minimum lease payments	$780	158	$938

Less—imputed interest		(17)

Present value of capital lease obligations		141
Less—current portion		(59)

Capital lease obligations, net of current portion		$82

        Rent expense for the years ended December 31, 2014 and 2013 was $288,000 and $297,000, respectively.

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

Litigation

        On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $100,000 in each of the years ended December 31, 2014 and 2013, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On February 14, 2011, Relator Michael Strathmann ("Strathmann") served us with a complaint ("the Complaint") filed in the Superior Court of the State of California for the County of Orange (the "Superior Court"). The Complaint alleged we and our former parent Acacia Research Corporation submitted false and fraudulent insurance claims to National Union Fire Insurance Company under the Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc., thereby allegedly violating the California Insurance Fraud Prevention Act, and sought penalties and unspecified treble damages. On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy. On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeals, appealing the granting of the Motion to Strike. On October 24, 2012, the California Court of Appeals reversed the Superior Court's dismissal, finding that the anti-SLAPP statute was not applicable and remanding the case to the Superior Court. Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading. A trial was held between June and August of 2014, followed by closing briefs and arguments filed in September and October of 2014. On January 2, 2015, the Superior Court issued a tentative ruling and proposed statement of decision in favor of us, Acacia and Amit Kumar and against all claims of Strathmann. Specifically, the Superior Court determined that we had no fraudulent intent when we pursued insurance benefits under the National Union Directors and Officers Policy over a decade ago. On March 6, 2015 the Superior Court issued its final Statement of Decision, confirming its tentative ruling that Strathmann failed to prove that we (or any other defendant) had a fraudulent intent when we pursued insurance benefits from National Union. Also on March 6, 2015 the Superior Court entered a Judgment in favor of all defendants and against Strathmann, and ordered that Strathmann's Complaint be dismissed with prejudice. A Notice of Entry of Judgment was filed with the Superior Court on March 11, 2015. If Strathmann chooses to appeal the Judgment, he has 60 days from March 11, 2015 to file a Notice of Appeal. The cost of defending an appeal alone could have a material adverse effect on our financial condition and results of operations.

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

11.   STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock and Warrants Financing

        During the fourth quarter of 2012, we issued Series A convertible preferred stock (the "Series A Stock") and warrants to purchase common stock (the "Series A Warrants") to certain accredited investors (the "Series A Investors") for gross proceeds of $2.5 million. During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A convertible preferred stock converted into 1.25 million shares of common stock, and during 2013, 1.2 million shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase 292,817 shares of common stock unexercised as of December 31, 2013. During 2014, Series A Investors exercised Series A Warrants to purchase 124,111 shares of our common stock, resulting in proceeds of $256,000 to us.

        Holders of the Series A Stock were entitled to receive accruing dividends at the annual rate of 6%, payable semi-annually. Upon conversion of Series A Stock into common stock, we paid to each holder of Series A Stock converting to common stock, as a "make-whole" payment in common stock, an amount equal to $118 per $1,000 of stated value of Series A Stock so converted, less the aggregate amount of dividends previously paid on such converting Series A Stock. Early in 2013, 50,307 shares of common stock were issued to the Series A Investors in payment of the make-whole and accrued dividends related to the Series A Stock conversions. The combination of make-whole and accrued dividends paid in shares of common stock for the year ended December 31, 2013 was $246,000.

        For as long as the Series A Warrants remain unexercised through their expiration date in October 2018, we may not sell securities at an effective price per share less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained. Prior to June 2014, the exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants were subject to full-ratchet anti-dilution adjustments in the event we issue securities, other than certain excepted issuances, at a price below the then current exercise price of the Series A Warrants. In June 2014, we executed modification agreements (the "Modification") with the remaining Series A Investors to remove the full-ratchet anti-dilution adjustment provisions as well as the Black-Scholes cash buy-back provisions from the terms of the Series A Warrants, thereby eliminating the requirement for derivative accounting and liability classification for the Series A Warrants as of the Modification date. In consideration for agreeing to these Modifications, we issued additional warrants to the Series A Investors to purchase 25,303 shares of common stock at an exercise price of $2.06 per share and an expiration date in April 2018, which are equivalent to the terms of the existing Series A Warrants as modified by the Modification, but are not subject to any registration rights.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements. Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock. Prior to the Modification, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations. We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification: (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms. The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date. As a result, warrant derivative gains of $152,000 were recognized during the second quarter of 2014, and the remaining $281,000 was reclassified to additional paid-in capital. As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders' equity resulting from Series A Warrant exercises for the year ended December 31, 2014 was $152,000 and $416,000, respectively. The additional Series A Warrants to purchase 25,303 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification: (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%. The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for year ended December 31, 2014.

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

        Amortization of the deferred offering-related costs allocated to the Series A Warrants was $280,000 during the year ended December 31, 2013, and was recognized as a component of interest expense. See Note 13 for further discussion of modifications made to the Series A Warrants subsequent to year-end.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series B Convertible Preferred Stock Financing

        On March 19, 2013, we entered into a securities purchase agreement (the "Series B Purchase Agreement") with an existing institutional investor (the "Series B Investor") to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the "Series B Stock") and warrants to purchase up to 275,000 shares of common stock at an exercise price of $3.49 per share (the "Series B Warrants") in a registered direct offering (the "Series B Financing") of securities sold off of our shelf registration statement on Form S-3. The Series B Financing closed on March 20, 2013 (the "Series B Closing"). The Series B Stock and Series B Warrants were sold in multiples of fixed combinations, with each fixed combination consisting of one share of Series B Stock and a Series B Warrant to purchase approximately 171 shares of common stock. Each fixed combination of Series B Stock and Series B Warrants was sold at a price of $1,000. The Series B Stock was initially convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share. During 2013, the Series B Investor converted all of the Series B Stock into common stock.

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

        The Series B Warrants have a 5 1/2 year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants, and were not exercisable for the first six months following issuance. The Series B Warrants are not subject to price anti-dilution protection. We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances, until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants. See Note 13 for further discussion of modifications made to the Series B Warrants subsequent to year-end.

Series C Convertible Preferred Stock Financing

        On May 3, 2013, we entered into a securities purchase agreement (the "Series C Purchase Agreement") with certain accredited investors (the "Series C Investors"), pursuant to which we sold and issued 1,200 shares of our newly created Series C 6% convertible preferred stock (the "Series C Stock") to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the "Series C First Closing") and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the "Series C Second Closing") (combined, the "Series C Financing"). After certain offering-related costs paid, the net proceeds from the Series C Financing was approximately $2.14 million.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 491,803 shares of our common stock with an exercise price of $3.77 per share and at the Series C Second Closing, we issued additional warrants to purchase 491,803 shares of our common stock with an exercise price of $3.55 per share (collectively, the "Series C Warrants"). The Series C Warrants have a 5 1/2 year term, were not exercisable for the first six months following issuance and include a cash-less exercise provision which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144. Until all Series C Investors no longer hold Series C Warrants: (i) we may not sell any variable rate securities except for certain exempt issuances; and (ii) if we enter into a subsequent financing on more favorable terms than the Series C Financing, then the agreements between us and the Series C Investors will be amended to include such more favorable terms. In addition, until 7.5% or less of the Series C Warrants remain unexercised, we may not sell any dilutive securities, except for certain exempt issuances. See Note 13 for further discussion of modifications made to the Series C Warrants subsequent to year-end.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series D Convertible Preferred Stock Financing

        On December 20, 2013 (the "Series D Closing"), we closed an underwritten public offering (the "Series D Offering") and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock ("Series D Stock") convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement ("UA date"); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 ("Series D Warrants"), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on a Registration Statement on Form S-1, which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds of $12 million at the Series D Closing. After certain offering-related costs paid to the underwriters and others at the closing and through December 31, 2014, net proceeds received by us were approximately $10.7 million. As of December 31, 2013, 9,799.3 shares of Series D Stock had converted into 4,756,946 shares of common stock. During the first quarter of 2014, all of the remaining Series D Stock converted into an additional 1,068,297 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then-outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares. A registration statement on Form S-3 was filed in order to register these shares as per the terms of our original Series A offering documents.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

        Outstanding warrants to purchase our common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of December 31,
			Exercise Price
	2014	2013		Expiration
Liability-classified warrants:
October 2012	—	292,817	$2.06(1)	April 2018

	—	292,817

Equity-classified warrants:
December 2013	5,825,243	5,825,243	$3.12	December 2018
June 2013	491,803	491,803	$3.55	December 2018
May 2013	491,803	491,803	$3.77	November 2018
March 2013	275,000	275,000	$3.49	September 2018
October 2012	194,009	—	$2.06(1)	April 2018
April 2011	131,047	131,047	$21.40	April 2016
October 2009	—	3,000	$77.80	October 2014
May 2009	—	2,967	$75.00 - $90.00	May 2014 - July 2014
May 2009	—	109,997	$90.00	May 2014

Total	7,408,905	7,330,860

Total—all warrants	7,408,905	7,623,677

(1)
Prior to the anti-dilution adjustments which occurred on March 20, 2013, June 28, 2013 and December 20, 2013, these warrants had an initial exercise price of $9.50 per share. Also, due to the Modification previously discussed, these warrants are no longer liability classified as of September 30, 2014.

        As discussed in Note 13 below, in connection with the February 18, 2015 Private Placement Warrant Financing, the October 2012, March 2013, May 2013 and June 2013 warrants reflected above were modified such that the exercise prices of those warrant contracts were lowered to $1.97, and their respective expiration dates were increased by six months.

12.   EQUITY-BASED COMPENSATION

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

        The CombiMatrix Plan is divided into three separate equity incentive programs: a discretionary option grant / stock appreciation right program, a stock issuance program, and an automatic option grant program for outside directors. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, the Committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in our employ (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three- or four-year vesting term following the date of grant and expire ten years after the grant date. The Committee may grant other forms of equity based compensation, such as restricted stock units ("RSU's"), which the Committee awarded to certain executives and directors of the Company for the first time during 2014. RSU awards vest in equal annual installments over a four-year period following the date of grant. At December 31, 2014, there were approximately 2.0 million authorized shares under the CombiMatrix Plan, with approximately 995,000 shares available for grant.

        The following is a summary of the stock option activities under the CombiMatrix Plan for 2014 and 2013:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2012	163,933	$35.21	7.3 years	$23
Granted	502,586	$3.29
Exercised	—	$—
Forfeited	(13,750)	$9.68
Cancelled	(13,750)	$28.94

Balance at December 31, 2013	639,019	$10.79	8.7 years	$1
Granted	158,500	$2.87
Exercised	—	$—
Forfeited	(103,555)	$3.89
Cancelled	(6,105)	$31.09

Balance at December 31, 2014	687,859	$9.82	8.0 years	$—

Exercisable at December 31, 2013	98,259	$47.75	6.0 years	$—

Exercisable at December 31, 2014	173,153	$29.05	6.3 years	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to options granted under the CombiMatrix Plan for 2014 and 2013 is as follows:

	December 31,
	2014	2013
Weighted average fair values of options granted	$2.40	$2.39
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	158,500	502,586
Less than market price on the grant date	—	—

        The aggregate fair value of options vested during the years ended December 31, 2014 and 2013 was $359,000 and $279,000, respectively. As of December 31, 2014, the total unrecognized compensation expense related to non-vested stock option awards was $867,000, which is expected to be recognized over a weighted average term of approximately 2.4 years.

        The following is a summary of the RSU activities under the CombiMatrix Plan for 2014 (there was no activity in 2013):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested RSU's at December 31, 2013	—	$—
Granted	380,220	$2.83
Vested	—	$—
Cancelled	(77,495)	$2.81

Nonvested RSU's at December 31, 2014	302,725	$2.83

Vested RSU's at December 31, 2014	—	$—

        As of December 31, 2014, the total unrecognized compensation expense related to RSU awards was $672,000, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

        Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. At December 31, 2014, there were 4.0 million authorized shares available under the CMDX Plan, with approximately 3.7 million shares available for grant. However, our Board of Directors has no intention of utilizing this plan in the future.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of stock option activities for the CMDX Plan for 2014 and 2013:

	Shares	Weighted Average Price	Weighted Contractual Term	Aggregate Intrinsic Value ('000s)
Balance at December 31, 2012	291,000	$0.34	3.1 years	$51
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Balance at December 31, 2013	291,000	$0.34	2.1 years	$51

Granted	—	$—
Exercised	—	$—
Cancelled	—	$—

Balance at December 31, 2014	291,000	$0.34	1.1 years	$51

Exercisable at December 31, 2013	241,000	$0.30	2.1 years	$50

Exercisable at December 31, 2014	241,000	$0.30	1.1 years	$50

        There were no option grants during 2014 or 2013 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2014 and 2013 was not significant. As of December 31, 2014, the total unrecognized compensation expense related to non-vested stock option awards was not significant.

Stock Option Awards Granted to Non-Employees

        Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under "Stock-Based Compensation." For the years ended December 31, 2014 and 2013, non-cash charges recognized from stock option awards granted to non-employees was not significant.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   SUBSEQUENT EVENT

Series E Convertible Preferred Stock Financing

        On February 13, 2015, we and certain accredited institutional pre-existing investors (the "Series E Investors") entered into a securities purchase agreement (the "Series E Purchase Agreement"), pursuant to which sold 1,541,998 shares common stock at a price of $1.75 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the "Series E Preferred Stock") and warrants to purchase 700,000 shares of common stock at an exercise price of $1.97 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the "Series E Warrants", and the transactions contemplated by the Series E Purchase Agreement, the "Series E Financing"). The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 317.965 shares of Common Stock. Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000. The Series E Preferred Stock sold is convertible into 1,257,996 shares of common stock at an initial conversion price of $1.75 per share. The Series E Preferred Stock is not convertible into greater than 19.99% of our outstanding common stock unless stockholder approval is obtained. The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the "Series E Closing Date"), where we received gross proceeds of $4.9 million from the Series E Investors. We expect the net proceeds to us, after closing-related costs and expenses, to be approximately $4.7 million.

        The Series E Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to our common stock with respect to dividends and with respect to distributions upon a deemed dissolution, liquidation or winding-up of the Company. Each share of Series E Preferred Stock carries a 6% per annum dividend that will begin accruing six months after the Series E Closing Date and will be payable only in cash. Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock is subject to full ratchet price based anti-dilution protection, subject to the limits imposed by General Instruction I.B.6. of Form S-3.

        The Series E Warrants issued have a 5 1/2 year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series E Warrants. The Series E Warrants are not exercisable for the first six months following issuance. The Series E Warrants are not subject to price based anti-dilution protection. Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the Series E Closing Date, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the exercise price for ten consecutive trading days, then we have the right to, within one trading day thereafter, call for cancellation of up to 50% of the Series E Warrants for consideration equal to $0.001 per share of common stock underlying the Series E Warrants. The Company may not exercise its call rights if, among other things, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Series E Warrants or the prospectus contained in the registration statement is not available for the issuance of the shares of common stock issuable upon exercise of the Series E Warrants.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Pursuant to the terms of the Series E Purchase Agreement, while such Series E Investor holds Series E Preferred Stock and Series E Warrants, we may not enter into an agreement to effect a "Variable Rate Transaction," which means a transaction in which the Company: (i) issues or sells any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of the common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company; or (ii) enters into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price. Also, except under certain permitted circumstances: (i) until the later of the date that is six months from the closing or 30 days following the date on which less than 7.5% of the Series E Preferred Stock remains outstanding, we will not issue, or enter into any agreement to issue, any shares of common stock or equivalents thereof; (ii) until the time that less than 7.5% of the Series E Warrants remain outstanding, neither the Company nor its subsidiaries will issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series E Warrants; (iii) until the time that less than 7.5% of the Series E Preferred Stock remains outstanding, neither the Company nor its subsidiaries will issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the conversion price of the Series E Preferred Stock unless all shares of common stock underlying the Series E Preferred Stock (taking into consideration the effect of the full adjustment of the anti-dilution provisions from such dilutive issuance) are permitted by General Instruction I.B.6. of Form S-3 to be issued under the registration statement; (iv) if we issue securities within the six months following the Series E Closing Date under the Series E Purchase Agreement, and subject to the preexisting rights of other security holders, the Series E Investors shall have the right of first refusal to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities; and (v) we will indemnify the Series E Investors against certain losses resulting from the Company's breach of any of its representations, warranties, or covenants under agreements with the Investors, as well as under certain other circumstances described in the Series E Purchase Agreement.

        The Series E Investors have agreed to be subject to a blocker that (i) would prevent each of their respective common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock; or (ii) would prevent us from issuing any shares of common stock to the Series E Investors upon the conversion of Series E Preferred Stock if the issuance of such shares, when aggregated with all other shares of common stock sold to the Series E Investors under the Series E Purchase Agreement together with all shares of common stock issued upon the conversion of Series E Preferred Stock, would result in the total issuance of common stock to exceed 19.99% of our outstanding common stock, without first obtaining the approval of our stockholders. We have agreed to seek stockholder approval at a special stockholders' meeting to be held on April 28, 2015 for the terms of the Series E Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series E Preferred Stock.

        The Series E Financing was effected as a takedown off the Company's shelf registration statement on Form S-3 (File No. 333-198848), which became effective on September 19, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2015.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Private Placement Warrant Financing

        Substantially concurrently with the closing of the Series E Financing, on February 13, 2015, the Company entered into a separate securities purchase agreement (the "Warrant Purchase Agreement") with selected accredited institutional pre-existing investors (the "Private Placement Investors"), pursuant to which we agreed to sell to the Private Placement Investors warrants to purchase 1,540,000 shares of Common Stock (the "Private Placement Warrants", and the transactions contemplated by the Warrant Purchase Agreement, the "Warrant Financing"). In consideration of an aggregate of $1,000, we agreed to sell the Private Placement Warrants, which will not be issued unless and until our stockholders approve amending our Certificate of Incorporation to increase our authorized common stock in an amount sufficient to permit the issuance of the common stock issuable upon exercise of the Private Placement Warrants (the "Charter Amendment").

        When issued, each Private Placement Warrant will have an exercise price of $2.167 per share of common stock (subject to adjustment for stock splits and the like), which represents 110% of the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Warrant Purchase Agreement, and will be exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to the beneficial ownership limitation described below. The Private Placement Warrants are not subject to price based anti-dilution protection. If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of Common Stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis. When exercised on a cashless basis, a portion of the Private Placement Warrant is cancelled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise. Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the date of entering into the Warrant Purchase Agreement, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the Private Placement Warrant exercise price for ten consecutive trading days, then we may, within one trading day thereafter, call for cancellation of up to 50% of the Private Placement Warrants for consideration equal to $0.001 per share of common stock underlying the Private Placement Warrants. We may not exercise our call rights if, among other things, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrants. Subject to limited exceptions, a holder of Private Placement Warrants will not have the right to exercise any portion of its Private Placement Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (which may be increased, but not above 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

        For as long as the Private Placement Investors hold any Private Placement Warrants, we will not enter into an agreement to effect a "Variable Rate Transaction," with similar terms and prohibitions described above. We also agreed that, except under certain permitted circumstances until the time that less than 7.5% of the Private Placement Warrants remain outstanding, neither the Company nor its subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Private Placement Warrants. We also agreed that the terms of the Warrant Financing will be amended to the reflect the most favorable terms obtained by us in any future equity financing.

        We have agreed to seek stockholder approval at a special stockholders' meeting to be held on April 28, 2015 for the Charter Amendment in connection with the Warrant Financing.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Modification of Certain Outstanding Warrants

        In connection with the purchase of the Private Placement Warrants, we modified previously issued and outstanding warrants held by the Private Placement Investors that were issued in connection with the Series A, Series B and Series C financings described above, to (i) reduce the exercise prices thereunder to $1.97, which represents the consolidated closing bid price of our common stock on Nasdaq immediately prior to the date we entered into the Warrant Purchase Agreement; (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification; and (iii) extend the exercise period of such modified warrants for an additional six months (such modifications, collectively, the "Warrant Price Modifications"). Separately, we also agreed to a Warrant Price Modification with a holder of Series C Warrants solely in consideration for such holder's waiver of certain preemptive rights.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
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
3.7
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8
Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1†
Restated Executive Change in Control Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 16, 2010.
10.2
Amendment No. 3 to Lease dated as of January 11, 2010. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.
10.3
Amendment No. 4 to the Lease effective as of October 21, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.
10.4†	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (File No. 333-197322) filed with the SEC on July 9, 2014.
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.

Exhibit Number	Description
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
10.7
Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.
10.8
Form of Securities Purchase Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.9
Form of Investors Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.10	HLM Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.11
Form of Warrant to Purchase Common Stock issued on April 7, 2011. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.12	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.13
Form of Securities Purchase Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.14	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.15
Form of Registration Rights Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.16
Form of Lock-Up Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.17
Form of Voting Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.18	Consent and Waiver executed on December 4, 2012. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.
10.19
Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.
10.20	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

Exhibit Number	Description
10.21	Form of Securities Purchase Agreement dated as of March 19, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.22†	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.23
Form of Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.
10.24
Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.25	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.26
Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.27	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.28†
Form of Stock Incentive Plan Agreement for Performance-Based Options. Incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 13, 2013.
10.29†
Letter Agreement dated June 27, 2013 regarding Mark McDonough's bonus arrangement. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 1, 2013.
10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
10.33†
Form of Restricted Stock Unit Award Agreement under the Company's 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 24, 2014.
10.34
Form of Amendment No. 2 to Common Stock Purchase Warrant dated June 4, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.35
Form of Additional Common Stock Purchase Warrant issued June 4, 2014. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.

Exhibit Number	Description
10.36	Amendment No. 6 to the Lease effective as of October 24, 2014. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 28, 2014.
10.37
Form of Warrant to Purchase Common Stock (Series E Financing). Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.38	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.39
Form of Securities Purchase Agreement dated as of February 13, 2015 (Series E Financing). Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.40
Form of Private Placement Securities Purchase Agreement dated as of February 13, 2015 (Warrant Financing). Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.41†	2015 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 5, 2015.
10.42	Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC(*)
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.0
The following materials from CombiMatrix Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations for the Years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2014 and 2013 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

(*)
Included herewith.

†
Denotes management contract or compensatory plan or arrangement.