Form 10-Q
period 2015-03-31
CombiMatrix Corp
filed 2015-05-14
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

As of May 8, 2015, 12,680,927 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$6,734	$1,010
Short-term investments	1,996	4,230
Accounts receivable, net of allowance for doubtful accounts of $238 and $241	2,268	2,133
Supplies	345	367
Prepaid expenses and other assets	222	181
Total current assets	11,565	7,921
Property and equipment, net	832	584
Investments in unconsolidated subsidiaries and other	127	127
Total assets	$12,524	$8,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,644	$1,107
Current portion, long-term debt	186	172
Total current liabilities	1,830	1,279
Capital lease obligations, net of current portion	95	82
Secured promissory note payable, net of current portion	123	151
Deferred rent	184	—
Total liabilities	2,232	1,512

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series E - 2,202 shares authorized; 2,201.493 and none issued and outstanding	—	—
Common stock; $0.001 par value; 25 million shares authorized; 12,680,927 and 11,063,246 shares issued and outstanding	13	11
Additional paid-in capital	102,080	96,259
Accumulated other comprehensive income (loss)	1	(3)
Accumulated net loss	(91,802)	(89,147)
Total stockholders’ equity	10,292	7,120
Total liabilities and stockholders’ equity	$12,524	$8,632

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Diagnostic services	$2,287	$1,790
Royalties	42	32
Total revenues	2,329	1,822

Operating expenses:
Cost of services	1,230	998
Research and development	157	134
Sales and marketing	1,190	886
General and administrative	1,475	1,757
Patent amortization and royalties	25	32
Total operating expenses	4,077	3,807
Operating loss	(1,748)	(1,985)

Other income (expense):
Interest income	3	5
Interest expense	(20)	(16)
Total other income (expense)	(17)	(11)
Net loss	$(1,765)	$(1,996)

Deemed dividends from issuing Series E convertible preferred stock	$(890)	$—
Net loss attributable to common stockholders	$(2,655)	$(1,996)

Basic and diluted net loss per share	$(0.15)	$(0.18)
Deemed dividends from issuing Series E convertible preferred stock	(0.08)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(0.18)

Basic and diluted weighted average common shares outstanding	11,796,477	10,926,701

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net loss	$(1,765)	$(1,996)
Unrealized gain (loss) on available-for-sale securities	4	(5)
Total comprehensive loss	$(1,761)	$(2,001)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net loss	$(1,765)	$(1,996)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	90	71
Non-cash stock compensation	175	77
Provision for bad debts	50	113
Changes in assets and liabilities:
Accounts receivable	(182)	(304)
Supplies, prepaid expenses and other assets	(19)	(131)
Accounts payable, accrued expenses and other	472	601
Net cash flows from operating activities	(1,179)	(1,569)
Investing activities:
Purchase of property and equipment, net of cash received from disposals	(47)	(4)
Purchase of available-for-sale investments	—	(5,061)
Sale of available-for-sale investments	2,235	—
Net cash flows from investing activities	2,188	(5,065)
Financing activities:
Proceeds from issuance of Series E convertible stock and common stock	4,900	—
Offering-related costs from issuance of Series E convertible stock and common stock	(142)	—
Net proceeds from exercise of common stock warrants	—	256
Payment of accrued issuance costs from issuance of convertible preferred stock	—	(158)
Repayments of long-term debt	(43)	(41)
Net cash flows from financing activities	4,715	57

Change in cash and cash equivalents	5,724	(6,577)
Cash and cash equivalents, beginning	1,010	12,289
Cash and cash equivalents, ending	$6,734	$5,712

Non-cash financing activities:
Deemed dividends from issuing Series E convertible preferred stock	$890	$—

Warrant modifications recognized as Series E offering-related costs	$336	$—

Reclassification of derivative liability to equity from warrant exercises	$—	$135

Tenant improvements recognized as deferred rent	$164	$—

Acqusitions of property and equipment from capital leases and deposits	$105	$—

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

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (“FISH”) and high resolution karyotyping. We emphasize support of healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 17, 2015.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2015, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. At March 31, 2015, we had cash, cash equivalents and short-term investments of $8.7 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three months ended March 31, 2015 and 2014, net positive revenue adjustments were $127,000 and $144,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.  For the quarter ended March 31, 2015, 11% of our revenues were from one customer.  No single customer exceeded 10% of revenues for the quarter ended March 31, 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts.  For our contracted third-party payors, governmental payors or direct-bill customers, accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services performed.  For our non-contracted customers, accounts receivable are stated at amounts expected to be collected based on historical collection experience with the third-party payor. The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant.  Accounts receivable are periodically written off when identified as uncollectible after appropriate collection efforts have been exhausted. Such write-offs increase the contractual allowances (which reduce revenues) for those accounts in the period of adjustment.  Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Stock-Based Compensation.  The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally four years.  The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of each restricted stock unit (“RSU”) award is based on the number of shares granted and the closing price of our common stock on Nasdaq on the date of grant.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	For The Three Months
	Ended March 31,
	2015	2014

Cost of services	$5	$4
Research and development	—	—
Sales and marketing	26	11
General and administrative	144	62
Total non-cash stock compensation	$175	$77

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

	For the Three Months Ended March 31,
	2015	2014

Common stock options	912,109	697,489
Restricted stock units	623,763	320,220
Common stock warrants	8,108,905	7,408,905
Series E preferred stock convertible into common stock	1,257,996	—
Excluded dilutive securities	10,902,773	8,426,614

Segments.  We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In April 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The guidance requires retrospective application and represents a change in accounting principle.  This guidance will be effective for us in the first quarter of 2016, and early adoption is permitted for financial statements that have not been previously issued.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In November 2014, the FASB issued new guidance on determining whether a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity.  This guidance does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but instead clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, thereby reducing existing diversity in practice.  The guidance is effective for fiscal years beginning after December 15, 2015 and for interim periods within that fiscal year.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles.  The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017.  However, in April 2015, the FASB voted to propose a one-year deferral of the effective date of the new guidance.  If the proposal is adopted, the new guidance will be effective for us beginning January 1, 2018, with early adoption permitted for annual periods beginning after December 16, 2016. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

In April 2014, FASB amended guidance to clarify the accounting for disposals of groups of assets and business units. The amendments alter the definition of a discontinued operation to cover only asset disposals that are a strategic shift with a major effect on an entity’s operations and finances. The changes should be applied in fiscal years that start on December 15, 2014, or later, but the changes can be applied ahead of the effective date for asset disposals that have not been reported in a set of financial statements.  We do not believe adoption of this guidance will have a material impact on our consolidated financial statements.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period presentation.

3.              CASH AND SHORT-TERM INVESTMENTS

As of March 31, 2015, we held $6.7 million in cash and cash equivalents and $2.0 million of short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015				December 31, 2014
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$6,734	$—	$—	$6,734	$1,010	$—	$—	$1,010
Corporate bonds	—	—	—	—	1,003	—	—	1,003
Certificates of deposit	1,995	1	—	1,996	3,230	—	(3)	3,227
	$8,729	$1	$—	$8,730	$5,243	$—	$(3)	$5,240

There were no realized gains or losses for the periods ending March 31, 2015 or 2014.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
March 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,044	$5,044	$—	$—
Short-term investments	1,996	—	1,996	—
Total	$7,040	$5,044	$1,996	$—

		Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$676	$676	$—	$—
Short-term investments	4,230	—	4,230	—
Total	$4,906	$676	$4,230	$—

5.              SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of March 31, 2015 and December 31, 2014, the fair value of the Note approximated its carrying value.  As of March 31, 2015 and December 31, 2014, components of the Note were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Carrying value	$254	$281
Unamortized legal and closing costs	(16)	(18)
	238	263
Less- current portion	(115)	(112)
Long-term portion	$123	$151

6.              STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock and Warrants Financing

During the fourth quarter of 2012, we issued Series A convertible preferred stock (the “Series A Stock”) and warrants to purchase common stock (the “Series A Warrants”) to certain accredited investors (the “Series A Investors”) for gross proceeds of $2.5 million.  During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A Stock converted into 1.25 million shares of common stock, and during 2013, 1.2 million shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase 292,817 shares of common stock unexercised as of December 31, 2013.   During the three months ended March 31, 2014, Series A Investors exercised Series A Warrants to purchase 124,111 shares of our common stock, resulting in proceeds of $256,000 to us.  The Series A Warrants originally had a 5½ year term, price anti-dilution protection and exercise prices of $9.50 (from the first closing) and $2.36 (from the second closing).  See below for further discussion of modifications made to the Series A Warrants as a result of the Series D and Series E convertible preferred stock financings executed in December 2013 and February 2015, respectively.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

For as long as the Series A Warrants remain unexercised through their expiration date, we may not sell securities at an effective price per share of less than $4.91 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  Also, prior to a modification we made to the Series A Warrants in June 2014 (the “Modification”) the exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants were subject to full-ratchet anti-dilution adjustments in the event we issued securities, other than certain exempted issuances, at a price below the then current exercise price of the Series A Warrants.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  The Series A Warrants issued to Series A Investors contained such provisions prior to the Modification, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit / charge in the consolidated statement of operations.  We valued the Series A Warrants at March 31, 2014 using the Monte-Carlo simulation method using the following assumptions:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) an expiration term of 4 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 128.3%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.3%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  For the three months ended March 31, 2014, the result of Series A Warrant exercises as well as these valuation simulations was to value the remaining Series A Warrants held by Series A Investors at $433,000.  As a result, warrant derivative gains were insignificant for the period ended March 31, 2014, whereas warrant derivative liabilities from Series A Warrant exercises in the amount of $135,000 were reclassified to stockholders’ equity.

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement with an existing institutional investor (the “Series B Investor”) to purchase 130,000 shares of common stock at a price of $3.05 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 275,000 shares of common stock at an original exercise price of $3.49 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities sold off of our existing shelf registration statement on Form S-3 (File No. 333-176372).  The Series B Financing closed on March 20, 2013, netting approximately $1.8 million of proceeds to us.  The Series B Stock was initially convertible into an aggregate of 528,000 shares of common stock at an initial conversion price of $3.05 per share.  During 2013, the Series B Investor converted all of the Series B Stock into common stock.

The Series B Warrants originally had a 5½ year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants.  The Series B Warrants are not subject to price anti-dilution protection.  We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances, until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants. See below for further discussion of modifications made to the Series B Warrants as a result of the Series E convertible preferred stock financing executed in February 2015.

Series C Convertible Preferred Stock Financing

On May 3, 2013, we entered into a securities purchase agreement with two accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the “Series C Second Closing”) (combined, the “Series C Financing”). After certain offering-related costs paid, the net proceeds from the Series C Financing were approximately $2.14 million.  During 2013, the Series C Investors converted all 2,400 shares of Series C Stock into 839,864 shares of common stock.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 491,803 shares of our common stock with an original exercise price of $3.77 per share and at the Series C Second Closing, we issued additional warrants to purchase 491,803 shares of our common stock with an original exercise price of $3.55 per share (collectively, the “Series C Warrants”).  The Series C Warrants originally had a 5½ year term, were not exercisable for the first six months following issuance and included a cashless exercise provision, which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.  Until all Series C Investors no longer hold Series C Warrants:  (i) we may not sell any variable rate securities except for certain exempt issuances; and (ii) if we enter into a subsequent financing on more favorable terms than the Series C Financing, then the agreements between us and the Series C Investors will be amended to include such more favorable terms.  In addition, until 7.5% or less of the Series C Warrants remain unexercised, we may not sell any dilutive securities, except for certain exempt issuances.  See below for further discussion of modifications made to the Series C Warrants as a result of the Series E convertible preferred stock financing executed in February 2015.

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1 (File No. 333 191221), which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series D Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in net proceeds received by of $10.7 million.  From the time of the Series D Closing through the first quarter of 2014, all of the Series D Stock had converted into 5,825,243 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these shares for resale as per the terms of our original Series A offering documents. The Series E convertible preferred stock financing below did not impact any of the terms of the Series D Warrants currently outstanding.

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which sold 1,541,998 shares common stock at a price of $1.75 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 700,000 shares of common stock at an exercise price of $1.97 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”).  The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 317.965 shares of Common Stock.  Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000.  The Series E Preferred Stock sold is convertible into 1,257,996 shares of common stock at an initial conversion price of $1.75 per share.  The Series E Preferred Stock is not convertible into greater than 19.99% of our outstanding common stock unless stockholder approval is obtained.  The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors.  After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million.  Given that the effective conversion price of the Series E Preferred Stock was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000.  Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series E Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to our common stock with respect to dividends and with respect to distributions upon our deemed dissolution, liquidation or winding-up.  Each share of Series E Preferred Stock carries a 6% per annum dividend that will begin accruing six months after the Series E Closing Date and will be payable only in cash.  Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock is subject to full ratchet price based anti-dilution protection, subject to certain limitations.

The Series E Warrants issued have a 5 ½ year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series E Warrants. The Series E Warrants are not exercisable for the first six months following issuance.  The Series E Warrants are not subject to price based anti-dilution protection.  Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the Series E Closing Date, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the exercise price for ten consecutive trading days, then we have the right to, within one trading day thereafter, call for cancellation of up to 50% of the Series E Warrants for consideration equal to $0.001 per share of common stock underlying the Series E Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Series E Warrants or the prospectus contained in the registration statement is not available for the issuance of the shares of common stock issuable upon exercise of the Series E Warrants.

Pursuant to the terms of the Series E Purchase Agreement, while such Series E Investor holds Series E Preferred Stock and Series E Warrants, we may not enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we: (i) issue or sell any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of the common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business; or (ii) enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price.  Also, except under certain permitted circumstances: (i) until the later of the date that is six months from the closing or 30 days following the date on which less than 7.5% of the Series E Preferred Stock remains outstanding, we will not issue, or enter into any agreement to issue, any shares of common stock or equivalents thereof; (ii) until the time that less than 7.5% of the Series E Warrants remain outstanding, we may not issue, nor enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series E Warrants; (iii) until the time that less than 7.5% of the Series E Preferred Stock remains outstanding, we may not issue, nor enter into any agreement to issue, common stock or equivalents thereof at a price below the conversion price of the Series E Preferred Stock unless all shares of common stock underlying the Series E Preferred Stock (taking into consideration the effect of the full adjustment of the anti-dilution provisions from such dilutive issuance) are permitted by certain SEC rules to be issued under the registration statement; (iv) if we issue securities within the six months following the Series E Closing Date under the Series E Purchase Agreement, and subject to the preexisting rights of other security holders, the Series E Investors shall have the right of first refusal to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities; and (v) we will indemnify the Series E Investors against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with the Series E Investors, as well as under certain other circumstances described in the Series E Purchase Agreement.

The Series E Investors have agreed to be subject to a blocker that (i) would prevent each of their respective common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock; or (ii) would prevent us from issuing any shares of common stock to the Series E Investors upon the conversion of Series E Preferred Stock if the issuance of such shares, when aggregated with all other shares of common stock sold to the Series E Investors under the Series E Purchase Agreement together with all shares of common stock issued upon the conversion of Series E Preferred Stock, would result in the total issuance of common stock to exceed 19.99% of our outstanding common stock, without first obtaining the approval of our stockholders.  We agreed to seek stockholder approval at a special stockholders’ meeting to be held on April 28, 2015 for the terms of the Series E Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series E Preferred Stock.  See further discussion below regarding the results of the special stockholders’ meeting.

The Series E Financing was effected as a takedown off our shelf registration statement on Form S-3 (File No. 333-198848), which became effective on September 19, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2015.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Private Placement Warrant Financing

Concurrently with the closing of the Series E Financing, on February 13, 2015, we entered into a separate securities purchase agreement (the “Warrant Purchase Agreement”) with selected accredited institutional pre-existing investors (the “Private Placement Investors”), pursuant to which we agreed to sell to the Private Placement Investors warrants to purchase 1,540,000 shares of Common Stock (the “Private Placement Warrants”, and the transactions contemplated by the Warrant Purchase Agreement, the “Warrant Financing”).  In consideration of an aggregate of $1,000, we had agreed to sell the Private Placement Warrants, which would not be issued unless and until our stockholders approved amending our Certificate of Incorporation to increase our authorized common stock to permit the issuance of the common stock issuable upon exercise of the Private Placement Warrants (the “Charter Amendment”).  We estimated the fair value of the Private Placement Warrants using the Black-Scholes valuation model to be $1.82 million, which was classified as a warrant subscription payable within additional paid-in capital in our consolidated balance sheet as of March 31, 2015, using the following assumptions:  (i) closing stock price and Private Placement Warrants contractual exercise price; (ii) 5.5 year term; (iii) historical volatilities commensurate with the term of the Private Placement Warrants of 113.2%; and (iv) risk-free interest rates commensurate with the term of the Private Placement Warrants of 1.5%.  We allocated the proceeds received from the Series E Financing to the Private Placement Warrants based on the relative fair value of the instruments issued to the Series E Investors.

The special stockholders’ meeting was held on April 28, 2015, in which our stockholders approved the terms of the Series E Preferred Stock financing and the Charter Amendment.  As a result, on April 28, 2015, we issued the Private Placement Warrants to the Private Placement Investors.

Each Private Placement Warrant has an exercise price of $2.167 per share of common stock (subject to adjustment for stock splits and the like), which was 110% of the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Warrant Purchase Agreement, and is exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to the beneficial ownership limitation described below.  The Private Placement Warrants are not subject to price based anti-dilution protection.  If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis.  When exercised on a cashless basis, a portion of the Private Placement Warrant is cancelled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise.  Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the date of entering into the Warrant Purchase Agreement, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the Private Placement Warrant exercise price for ten consecutive trading days, then we may, within one trading day thereafter, call for cancellation of up to 50% of the Private Placement Warrants for consideration equal to $0.001 per share of common stock underlying the Private Placement Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrants.  Subject to limited exceptions, a holder of Private Placement Warrants will not have the right to exercise any portion of its Private Placement Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (which may be increased, but not above 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

For as long as the Private Placement Investors hold any Private Placement Warrants, we will not enter into an agreement to affect a “Variable Rate Transaction,” with similar terms and prohibitions described above.  We also agreed that, except under certain permitted circumstances until the time that less than 7.5% of the Private Placement Warrants remain outstanding, we will not issue, nor enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Private Placement Warrants.

Modification of Certain Outstanding Warrants

In connection with the purchase of the Private Placement Warrants, we modified previously issued and outstanding warrants held by the Private Placement Investors that were issued in connection with the Series A, Series B and Series C financings described above, to (i) reduce the exercise prices thereunder to $1.97, which represents the consolidated closing bid price of our common stock on Nasdaq immediately prior to the date we entered into the Warrant Purchase Agreement; (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification; and (iii) extend the exercise period of such modified warrants for an additional six months (such modifications, collectively, the “Warrant Price Modifications”).  Separately, we also agreed to a Warrant Price Modification with a holder of Series C Warrants solely in consideration for such holder’s waiver of certain preemptive rights.  We estimated the change in fair value of these warrants immediately prior to and immediately subsequently to the Warrant Price Modification to be $336,000, and such amount has been recorded as a non-cash equity offering cost.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31,	December 31,	Exercise
	2015	2014	Price	Expiration
Equity-classified warrants:
February 2015	700,000	—	$1.97	August 2020
June 2014	25,303	25,303	$2.06	April 2018
December 2013	5,825,243	5,825,243	$3.12	December 2018
June 2013	491,803	491,803	$1.97	June 2019
May 2013	491,803	491,803	$1.97	May 2019
March 2013	275,000	275,000	$1.97	March 2019
October 2012	168,706	168,706	$1.97	September 2018
April 2011	131,047	131,047	$21.40	April 2016
Total	8,108,905	7,408,905

7.    COMMITMENTS AND CONTINGENCIES

Executive Severance

We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  In addition, we have implemented a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain senior management-level employees who are classified as “Section 16 Officers” of the Company.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependents for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.

Litigation

On September 30, 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 in each of the quarters ended March 31, 2015 and 2014, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California, County of Orange (the “Superior Court”).  The Complaint alleged we and our former parent Acacia Research Corporation submitted a false and fraudulent insurance claim to National Union Fire Insurance Company under a Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc.  The Complaint further alleged that we violated the California Insurance Fraud Prevention Act, and sought penalties and unspecified damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeal, appealing the granting of our Anti-SLAPP Motion.  On October 24, 2012, the California Court of Appeal reversed the Superior Court’s dismissal, finding that the Anti-SLAPP statute was not applicable as a matter of public policy and remanded the case back to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  A trial was held between June and August of 2014, followed by closing briefs and arguments filed in September and October of 2014.  On January 2, 2015, the Superior Court issued a tentative ruling and proposed statement of decision in favor of us, Acacia and Amit Kumar and against all claims of Strathmann.  Specifically, the Superior Court determined that it could not find we had any fraudulent intent when we pursued insurance benefits under the National Union Directors and Officers Policy over a decade ago.  On March 6, 2015, the Superior Court issued its final Statement of Decision, confirming its tentative ruling that Strathmann failed to prove that we (or any other defendant) had a fraudulent intent when we pursued insurance benefits from National Union.  Also on March 6, 2015, the Superior Court entered a Judgment in favor of all defendants and against Strathmann, and ordered that Strathmann’s Complaint be dismissed with prejudice.  A Notice of Entry of Judgment was filed with the Superior Court on March 11, 2015.

On April 23, 2015, we entered into a settlement agreement with Strathmann whereby Strathmann relinquished his rights to further litigate the Complaint or appeal the Judgment.  In return, we relinquished our rights to recover certain court costs and to pursue reimbursement of court and legal fees from Strathmann, effectively ending this litigation.

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Any legal costs resulting from claims or legal actions are expensed as incurred.

8.    SUBSEQUENT EVENTS

As mentioned above, on April 23, 2015, we entered into a settlement agreement with Strathmann whereby Strathmann relinquished his rights to further litigate the Complaint or appeal the Judgment.  In return, we relinquished our rights to recover certain court costs and to pursue reimbursement of court and legal fees from Strathmann, effectively ending this litigation.

April 28, 2015, our stockholders approved all ballot measures of our special proxy, which included the approval of the Series E Preferred Stock financing and increasing our authorized capital stock from 25 million shares to 50 million shares.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments.  Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements.  The risks and uncertainties referred to above include, but are not limited to, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; the outcome of existing litigation; our ability to bill and obtain reimbursement for highly specialized tests; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 17, 2015.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.  These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (or “FISH”) and high resolution karyotyping.  We emphasize support of healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three months ended March 31, 2015, our operating activities included the recognition of $2.3 million of total revenues, which increased by $507,000 from the comparable period in 2014 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the prenatal testing market.  Our net loss decreased over the comparable period in 2014 due partially to increased sales, but also from decreased general and administrative costs from reduced litigation expenses incurred during the first quarter ended March 31, 2015 compared to the first quarter ended March 31, 2014.  Also for the three months ended March 31, 2015, our net loss attributable to common stockholders increased by $890,000 from the comparable period in 2014 due to a deemed dividend from issuing Series E convertible preferred stock discussed below.

In February 2015, we executed a registered direct offering with certain accredited institutional pre-existing investors for the issuance of Series E convertible preferred stock, common stock and warrants to purchase common stock (the “Series E Financing”), resulting in net proceeds to us of approximately $4.7 million.  Substantially concurrently with the closing of the Series E Financing, we entered into a separate securities purchase agreement with selected accredited institutional pre-existing investors to sell warrants to purchase our common stock, pending stockholders’ approval that was obtained on April 28, 2015 to increase our authorized common stock.

Also during the first quarter of 2015, we obtained favorable rulings from the Superior Court of the State of California, County of Orange (the “Court”) regarding our litigation with Michael Strathmann (“Strathmann”).  Specifically, the Court determined that Strathmann failed to prove that the defendants (including CombiMatrix) had any fraudulent intent when they pursued insurance benefits under the National Union D&O Policy over a decade ago.  On April 23, 2015, we entered into a settlement agreement with Strathmann whereby Strathmann relinquished his rights to further litigate case. In return, we relinquished our rights to recover certain court costs and to pursue reimbursement of court and legal fees from Strathmann, effectively ending this litigation.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires management to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 17, 2015, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%

Diagnostic services revenues	$2,287	$1,790	$497	28%
Royalty revenues	42	32	10	31%
Cost of services	(1,230)	(998)	(232)	(23)%

Diagnostic Services Revenues.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of miscarriage analysis, prenatal and postnatal development disorders in children.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended
	March 31,		Change
	2015	2014	#	%

Total billable tests	2,345	1,673	672	40%
Total microarray tests	1,673	1,369	304	22%
Microarray percentage of total tests	71%	82%
Total prenatal(1) microarray tests	1,206	737	469	64%
Prenatal percentage of total microarray tests	72%	54%

Revenue per test - total	$975	$1,070	$(95)	(9)%
Revenue per test - all microarrays	$1,226	$1,252	$(26)	(2)%
Revenue per test - prenatal microarrays	$1,289	$1,522	$(233)	(15)%

(1) includes both miscarriage analysis and prenatal microarray tests

For the three months ended March 31, 2015, total billable tests and total diagnostic services revenues increased by 40% and 28%, respectively, compared to the three months ended March 31, 2014.  Driving the increase in billable tests and revenues was the increase in prenatal microarray tests, which increased by 64% over the same comparable period.  We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized prenatal microarray diagnostics testing over traditional genomics testing.  While this has led to a higher concentration of prenatal microarray tests as a percentage of total tests performed in 2015 compared to 2014, changes in payor mix coupled with non-coverage determinations by certain payors regarding our miscarriage analysis microarray test resulted in lower average net revenue per test performed, thereby resulting in a lower percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three months ended March 31, 2015 and 2014, net positive revenue adjustments were $127,000 and $144,000, respectively.  Because approximately 70% of our diagnostic revenues are billed to third-party commercial payors, most of which are non-contracted, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s actual sales were greater in the first quarter of 2015 than 2014, resulting in higher royalty revenues recognized by us.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   The increase in cost of services was due primarily to increased diagnostic testing volumes quarter-over-quarter.  For the three months ended March 31, 2015 and 2014, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2015	2014	$	%

Research and development	$157	$134	$23	17%
Sales and marketing	1,190	886	304	34%
General and administrative	1,475	1,757	(282)	(16)%

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three months ended March 31, 2015, research and development expenses increased from the comparable 2014 period due primarily to increased efforts in launching of new microarray diagnostic tests.  For the three months ended March 31, 2015 and 2014, non-cash stock compensation expenses were not significant.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three months ended March 31, 2015, sales and marketing expenses increased from the comparable 2014 period due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities.  For the three months ended March 31, 2015 and 2014, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  For the three months ended March 31, 2015, general and administrative expenses decreased from the comparable 2014 period due primarily to decreased legal fees associated with litigation which concluded early in the first quarter of 2015.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $144,000 and $62,000 for the three months ended March 31, 2015 and 2014, respectively.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2015, cash, cash equivalents and short-term investments totaled $8.7 million, compared to $5.2 million at December 31, 2014.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions.  Working capital was $9.7 million and $6.6 million at March 31, 2015 and December 31, 2014, respectively.  The primary reason for the increase in working capital was due to higher cash balances at March 31, 2015 compared to December 31, 2014, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(1,179)	$(1,569)	$390
Investing activities	2,188	(5,065)	7,253
Financing activities	4,715	57	4,658
Increase (decrease) in cash and cash equivalents	$5,724	$(6,577)	$12,301

Operating Activities.  Higher cash inflows from improved cash collections coupled with lower litigation costs during the three months ended March 31, 2015 resulted in lower cash used in operating activities compared to the three months ended March 31, 2014.

Investing Activities.  The increase in net cash flows used in investing activities was due to significant purchases of available-for-sale short-term investments made during 2014 that were not repeated in 2015, coupled with sales of certain available-for-sale short-term investments in 2015 that did not occur in 2014.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $4.7 million of net proceeds received in February 2015 from the Series E Financing, compared to proceeds from Series A Warrant exercises during the first quarter of 2014 that were nearly offset by Series D offering related costs that were paid during the first quarter of 2014.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  However, we believe that our cash balances at March 31, 2015 will be sufficient to meet our expected cash requirements for current operations into the second quarter of 2016.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2015 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January of 2020.  We have no significant commitments for capital expenditures for the remainder of 2015 or beyond.  We currently have eleven active capital leases totaling $278,000 for certain laboratory and IT-related equipment, with lease payments continuing through May of 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements included elsewhere in this report.

Item 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4.                     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time, we are involved in other litigation arising in the normal course of business.  Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

On February 14, 2011, Relator Michael Strathmann (“Strathmann”) served us with a complaint (“the Complaint”) filed in the Superior Court of the State of California, County of Orange (the “Superior Court”).  The Complaint alleged we and our former parent Acacia Research Corporation submitted a false and fraudulent insurance claim to National Union Fire Insurance Company under a Directors and Officers Policy issued to Acacia, in connection with a prior lawsuit that was settled with Nanogen, Inc.  The Complaint further alleged that we violated the California Insurance Fraud Prevention Act, and sought penalties and unspecified damages.  On May 4, 2011, the Superior Court dismissed the Complaint by ordering that it be stricken for violation of the California Anti-SLAPP statute, which prevents plaintiffs from filing abusive lawsuits against public policy.  On June 15, 2011, Strathmann filed a Notice of Appeal with the California Court of Appeal, appealing the granting of our Anti-SLAPP Motion.  On October 24, 2012, the California Court of Appeal reversed the Superior Court’s dismissal, finding that the Anti-SLAPP statute was not applicable as a matter of public policy and remanded the case back to the Superior Court.  Strathmann filed an Amended Complaint, and we and Acacia filed our Answer to that pleading.  A trial was held between June and August of 2014, followed by closing briefs and arguments filed in September and October of 2014.  On January 2, 2015, the Superior Court issued a tentative ruling and proposed statement of decision in favor of us, Acacia and Amit Kumar and against all claims of Strathmann.  Specifically, the Superior Court determined that it could not find we had any fraudulent intent when we pursued insurance benefits under the National Union Directors and Officers Policy over a decade ago.  On March 6, 2015, the Superior Court issued its final Statement of Decision, confirming its tentative ruling that Strathmann failed to prove that we (or any other defendant) had a fraudulent intent when we pursued insurance benefits from National Union.  Also on March 6, 2015, the Superior Court entered a Judgment in favor of all defendants and against Strathmann, and ordered that Strathmann’s Complaint be dismissed with prejudice.  A Notice of Entry of Judgment was filed with the Superior Court on March 11, 2015.

On April 23, 2015, we entered into a settlement agreement with Strathmann whereby Strathmann relinquished his rights to further litigate the Complaint or appeal the Judgment.  In return, we relinquished our rights to recover certain court costs and to pursue reimbursement of court and legal fees from Strathmann, effectively ending this litigation.

Item 1A.  RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 17, 2015.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and common stock options.

As of March 31, 2015, we had approximately 12.7 million shares of common stock issued and outstanding.  Assuming exercise in full of all options and warrants outstanding as of March 31, 2015, plus the additional shares of common from conversions of the Series E Stock (not taking into account any price-based or anti-dilution adjustments related to the Series E Stock), approximately 24 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E Stock.

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

Date: May 14, 2015

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

3.9

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.

3.10	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1

Form of Warrant to Purchase Common Stock (Series E Financing). Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

10.2

Form of Private Placement Warrant to Purchase Common Stock (Private Placement Warrant Financing). Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

Exhibit Number	Description
10.3	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.4

Form of Securities Purchase Agreement dated as of February 13, 2015 (Series E Financing). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

10.5

Form of Private Placement Securities Purchase Agreement dated as of February 13, 2015 (Private Placement Warrant Financing). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

10.6	2015 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 5, 2015.
10.7

Collaboration Agreement, effective May 23, 2013, between the Company and Sequenom Center for Molecular Medicine, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 17, 2015.

10.8

Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.(*)

(*)    Included herewith.