Form 10-Q
period 2015-06-30
CombiMatrix Corp
filed 2015-08-07
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, 12,680,927 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,123	$1,010
Short-term investments	4,002	4,230
Accounts receivable, net of allowance for doubtful accounts of $245 and $241	2,312	2,133
Supplies	508	367
Prepaid expenses and other assets	217	181
Total current assets	10,162	7,921
Property and equipment, net	774	584
Investments in unconsolidated subsidiaries and other	127	127
Total assets	$11,063	$8,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,739	$1,107
Current portion, long-term debt	187	172
Total current liabilities	1,926	1,279
Capital lease obligations, net of current portion	77	82
Secured promissory note payable, net of current portion	94	151
Deferred rent	190	—
Total liabilities	2,287	1,512

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series E - 2,202 shares authorized; 2,201.493 and none issued and outstanding	—	—
Common stock; $0.001 par value; 50 million shares authorized and 12,680,927 shares issued and outstanding at June 30, 2015; 25 million shares authorized and 11,063,246 shares issued and outstanding at December 31, 2014	13	11
Additional paid-in capital	102,176	96,259
Accumulated other comprehensive income (loss)	1	(3)
Accumulated net losses	(93,414)	(89,147)
Total stockholders’ equity	8,776	7,120
Total liabilities and stockholders’ equity	$11,063	$8,632

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Diagnostic services	$2,524	$1,906	$4,811	$3,696
Royalties	25	35	67	67
Total revenues	2,549	1,941	4,878	3,763

Operating expenses:
Cost of services	1,398	1,053	2,628	2,051
Research and development	62	224	219	358
Sales and marketing	1,173	1,109	2,363	1,995
General and administrative	1,488	2,216	2,963	3,973
Patent amortization and royalties	25	28	50	60
Total operating expenses	4,146	4,630	8,223	8,437
Operating loss	(1,597)	(2,689)	(3,345)	(4,674)
Other income (expense):
Interest income	5	24	8	29
Interest expense	(20)	(22)	(40)	(38)
Warrant derivative gains	—	152	—	152
Warrant modification charge	—	(44)	—	(44)
Total other income (expense)	(15)	110	(32)	99
Net loss	$(1,612)	$(2,579)	$(3,377)	$(4,575)

Deemed dividends from issuing Series E convertible preferred stock	$—	$—	$(890)	$—
Net loss attributable to common stockholders	$(1,612)	$(2,579)	$(4,267)	$(4,575)

Basic and diluted net loss per share	$(0.13)	$(0.23)	$(0.28)	$(0.42)
Deemed dividends from issuing Series E convertible preferred stock	—	—	(0.07)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.23)	$(0.35)	$(0.42)

Basic and diluted weighted average common shares outstanding	12,680,927	11,063,246	12,241,145	10,995,351

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(1,612)	$(2,579)	$(3,377)	$(4,575)
Unrealized gain on available-for-sale investments	—	5	4	—
Total comprehensive loss	$(1,612)	$(2,574)	$(3,373)	$(4,575)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net loss	$(3,377)	$(4,575)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	168	149
Non-cash stock compensation	346	266
Provision for bad debts	127	214
Warrant derivative gains	—	(152)
Warrant modification charge	—	44
Changes in assets and liabilities:
Accounts receivable	(303)	(426)
Supplies, prepaid expenses and other assets	(177)	(174)
Accounts payable, accrued expenses and other	567	608
Net cash flows from operating activities	(2,649)	(4,046)

Investing activities:
Purchases of property and equipment, net of cash received from disposals	(62)	(134)
Purchase of available-for-sale investments	(3,000)	(5,811)
Sale of available-for-sale investments	3,230	750
Net cash flows from investing activities	168	(5,195)

Financing activities:
Proceeds from issuance of Series E convertible stock and common stock	4,900	—
Offering-related costs from issuance of convertible stock and common stock	(217)	(196)
Repayments of long-term debt	(89)	(103)
Proceeds from secured promissory note payable, net of issuance costs	—	328
Net proceeds from exercise of Series A common stock warrants	—	256
Net cash flows from financing activities	4,594	285

Change in cash and cash equivalents	2,113	(8,956)
Cash and cash equivalents, beginning	1,010	12,289
Cash and cash equivalents, ending	$3,123	$3,333

Non-cash financing activities:
Property and equipment purchased under capital lease	$40	$88

Deemed dividends from issuing Series E convertible preferred stock	$890	$—

Warrant modifications recognized as non-cash Series E offering-related costs	$336	$—

Tenant improvements recognized as deferred rent	$164	$—

Reclassification of derivative liability to equity from warrant exercises and modifications	$—	$416

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

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in pre-implantation genetic screening, recurrent pregnancy loss for miscarriage analysis, prenatal and pediatric healthcare, offering DNA based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (“FISH”) and high resolution karyotyping. We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 17, 2015.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2015, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of June 30, 2015, we had cash, cash equivalents and short-term investments of $7.1 million and anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Our business operations are also subject to certain risks and uncertainties, including:

•                  market acceptance of our technologies and services;

•                  technological advances that may make our technologies and services obsolete or less competitive;

•                  increases in operating costs, including costs for supplies, personnel and equipment;

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and six months ended June 30, 2015 and 2014, net positive revenue adjustments were $149,000, $277,000, $121,000 and $265,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.  For the six months ended June 30, 2015, 10% of our revenues were from one customer.  No single customer exceeded 10% of revenues for the second quarter of 2015, or for any comparable period in 2014.

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

Concentration of Credit Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments.  Accounts receivable from one commercial insurance carrier of $318,000 exceeded 10% of our total accounts receivable balance as of December 31, 2014.  There were no commercial carrier or customer accounts receivable balances that exceeded 10% of our total accounts receivable balance as of June 30, 2015.

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

Stock-Based Compensation.  The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally four years.  The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of each restricted stock unit (“RSU”) award is based on the number of shares granted and the closing price of our common stock as reported on Nasdaq on the date of grant.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Cost of services	$5	$5	$10	$9
Research and development	—	—	—	—
Sales and marketing	5	19	31	30
General and administrative	161	165	305	227
Total non-cash stock compensation	$171	$189	$346	$266

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Common stock options	879,359	695,989	879,359	695,989
Restricted stock units	582,003	380,220	582,003	380,220
Common stock warrants	9,648,905	7,412,372	9,648,905	7,412,372
Series E preferred stock convertible into common stock	1,257,996	—	1,257,996	—
Excluded potentially dilutive securities	12,368,263	8,488,581	12,368,263	8,488,581

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from generally accepted accounting principles.  The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings.  As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017.  However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

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

3.              CASH AND SHORT-TERM INVESTMENTS

As of June 30, 2015, we held $7.1 million in cash, cash equivalents and short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015				As of December 31, 2014
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$3,123	$—	$—	$3,123	$1,010	$—	$—	$1,010
Corporate bonds	—	—	—	—	1,003	—	—	1,003
Certificates of deposit	4,001	1		4,002	3,230	—	(3)	3,227
	$7,124	$1	$—	$7,125	$5,243	$—	$(3)	$5,240

There were no realized gains or losses for the periods ending June 30, 2015 or 2014.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Cash equivalents	$2,037	$2,037	$—	$—
Short-term investments	4,002	—	4,002	—
Cash equivalents	$6,039	$2,037	$4,002	$—

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash equivalents	$676	$676	$—	$—
Short-term investments	4,230	—	4,230	—
Cash equivalents	$4,906	$676	$4,230	$—

5.              SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of June 30, 2015 and December 31, 2014, the fair value of the Note approximated its carrying value.  As of June 30, 2015 and December 31, 2014, components of the Note were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Carrying value	$226	$281
Unamortized legal and closing costs	(14)	(18)
	212	263
Less- current portion	(118)	(112)
Long-term portion	$94	$151

6.              STOCKHOLDERS’ EQUITY

On April 28, 2015, our stockholders approved all ballot measures of a special proxy, which included the approval and ratification of the Series E Preferred Stock financing described below as well as the approval to increase our authorized capital stock from 25 million shares to 50 million shares.

On June 17, 2015, our stockholders approved all ballot measures of our annual proxy, which included an increase to the share reserves under our 2006 Stock Incentive plan from 2 million shares to 3 million shares.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to the Modification, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit or charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the three and six months ended June 30, 2014.

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

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1 (File No. 333 191221), which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series D Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in net proceeds received by of $10.7 million.  From the time of the Series D Closing through the first quarter of 2014, all of the Series D Stock had converted into 5,825,243 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these shares for resale as per the terms of our original Series A offering documents. The Series E convertible preferred stock financing described below did not impact any of the terms of the Series D Warrants currently outstanding.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which we sold 1,541,998 shares common stock at a price of $1.75 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 700,000 shares of common stock at an exercise price of $1.97 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”).  The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 317.965 shares of Common Stock.  Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000.  The Series E Preferred Stock sold is convertible into 1,257,996 shares of common stock at an initial conversion price of $1.75 per share.  The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors.  After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million.  Given that the effective conversion price of the Series E Preferred Stock, inclusive of amounts allocated to common stock and Series E Warrants, was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000.  Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series E Investors have agreed to be subject to a blocker that would prevent each of their respective common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock.  We agreed to seek stockholder approval at a special stockholders’ meeting to be held on April 28, 2015 for the terms of the Series E Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series E Preferred Stock.  See further discussion below regarding the results of the special stockholders’ meeting.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
	2015	2014	Price	Expiration
Equity-classified warrants:
April 2015	1,540,000	—	$ 2.17	August 2020
February 2015	700,000	—	$ 1.97	August 2020
June 2014	25,303	25,303	$ 2.06	April 2018
December 2013	5,825,243	5,825,243	$ 3.12	December 2018
June 2013	491,803	491,803	$ 1.97	June 2019
May 2013	491,803	491,803	$ 1.97	May 2019
March 2013	275,000	275,000	$ 1.97	March 2019
October 2012	168,706	168,706	$ 1.97	September 2018
April 2011	131,047	131,047	$ 21.40	April 2016
Total - all warrants	9,648,905	7,408,905

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $  1.5 million.  The minimum quarterly payments under the settlement agreement are $  25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $  25,000 and $  50,000 for the three and six months ended June 30, 2015 and 2014, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in pre-implantation genetic screening, recurrent pregnancy loss, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including microarray, standardized and customized fluorescent in-situ hybridization (or “FISH”) and high resolution karyotyping.  We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three and six months ended June 30, 2015, our operating activities included the recognition of $2.5 million and $4.9 million of total revenues, respectively, which increased by $608,000 and $1.1 million, respectively, from the comparable periods in 2014 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the prenatal testing market.  Our net losses for the three and six months ended June 30, 2015 decreased over the comparable periods in 2014 due primarily to decreased operating expenses as a result of reduced litigation expenses, partially offset by increased cost of services from higher testing volumes.   Also for the six months ended June 30, 2015, the decrease in our net loss attributable to common stockholders was partially offset by an $890,000 increase from the comparable period in 2014 due to a deemed dividend from issuing Series E convertible preferred stock discussed below.

In February 2015, we executed a registered direct offering with certain accredited institutional pre-existing investors for the issuance of Series E convertible preferred stock, common stock and warrants to purchase common stock (the “Series E Financing”), resulting in net proceeds to us of approximately $4.7 million.  Substantially concurrently with the closing of the Series E Financing, we entered into a separate securities purchase agreement with selected accredited institutional pre-existing investors to sell warrants to purchase our common stock, pending stockholders’ approval that was obtained on April 28, 2015 to increase our authorized common stock from 25 million shares to 50 million shares.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Diagnostic services	$2,524	$1,906	$618	32%	$4,811	$3,696	$1,115	30%
Royalties	25	35	(10)	(29%)	67	67	—	0%
Cost of services	(1,398)	(1,053)	(345)	(33%)	(2,628)	(2,051)	(577)	(28%)

Diagnostic Services Revenues.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of recurrent pregnancy loss, prenatal and postnatal development disorders in children.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	#	%	2015	2014	#	%

Total billable tests	2,599	1,840	759	41%	4,944	3,513	1,431	41%
Microarray tests	1,867	1,431	436	30%	3,540	2,800	740	26%
Microarray percentage of total tests	71.8%	77.8%			71.6%	79.7%
Total prenatal(1) microarray tests	1,256	872	384	44%	2,462	1,609	853	53%
Prenatal percentage of total microarray tests	67.3%	60.9%			69.5%	57.5%

Revenue per test - total	$971	$1,036	$(65)	(6%)	$973	$1,052	$(79)	(8%)
Revenue per test - microarrays	$1,224	$1,251	$(27)	(2%)	$1,225	$1,251	$(26)	(2%)
Revenue per test - prenatal microarrays	$1,285	$1,400	$(115)	(8%)	$1,287	$1,456	$(169)	(12%)

(1) includes both miscarriage analysis and prenatal microarray tests

For the three months ended June 30, 2015, total billable tests and total diagnostic services revenues increased by 41% and 32%, respectively, compared to the three months ended June 30, 2014.  For the six months ended June 30, 2015, total billable tests and total diagnostic services revenues increased by 41% and 30%, respectively, compared to the six months ended June 30, 2014.  Driving the increase in billable tests and revenues for all periods presented was the increase in prenatal microarray test volumes, which increased by 44% and 53% for the three and six months ended June 30, 2015 compared to the 2014 periods, respectively.  We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized prenatal microarray diagnostics testing over traditional genomics testing.  While this has led to a higher concentration of prenatal microarray tests as a percentage of total tests performed in 2015 compared to 2014, changes in payor mix coupled with non-coverage determinations by certain payors regarding our recurrent pregnancy loss microarray test resulted in lower average net revenue per test performed, thereby resulting in a lower percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and six months ended June 30, 2015 and 2014, net positive revenue adjustments were $149,000, $277,000, $121,000 and $265,000, respectively.   Because approximately 69% of our diagnostic revenues are billed to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, to license certain patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  The changes in royalty revenues reported reflect changes in CA’s revenues.  It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due primarily to increased diagnostic testing volumes described above.  For the three and six months ended June 30, 2015 and 2014, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Research and development	$62	$224	$(162)	(72%)	$219	$358	$(139)	(39%)
Sales and marketing	1,173	1,109	64	6%	2,363	1,995	368	18%
General and administrative	1,488	2,216	(728)	(33%)	2,963	3,973	(1,010)	(25%)

Research and Development.  These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the three and six months ended June 30, 2015, research and development expenses decreased from the comparable 2014 periods due primarily to increased focus on commercial operations and reduced new test development compared with prior periods.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three and six months ended June 30, 2015, sales and marketing expenses increased from the comparable 2014 periods due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities.  For the three and six months ended June 30, 2015 and 2014, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.    For the three and six months ended June 30, 2015, general and administrative expenses decreased from the comparable 2014 periods due primarily to reduced legal expenses from the Strathmann litigation, which was concluded early in the first quarter of 2015.  For the three and six months ended June 30, 2015, litigation expenses were $19,000 and $114,000, respectively, compared to $860,000 and $1.3 million, respectively, in the comparable 2014 periods.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $161,000, $305,000, $165,000 and $227,000 for the three and six months ended June 30, 2015 and 2014, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Warrant derivative gains	$—	$152	$(152)	100%	$—	$152	$(152)	100%

Warrant Derivative Gains.  We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to June 2014, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statements of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the six months ended June 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to the Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statements of operations for the three and six months ended June 30, 2014.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2015, cash, cash equivalents and short-term investments totaled $7.1 million, compared to $5.2 million at December 31, 2014.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions.  Working capital was $8.2 million and $6.6 million at June 30, 2015 and December 31, 2014, respectively.  The primary reason for the increase in working capital was due to higher cash balances at June 30, 2015 compared to December 31, 2014, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(2,649)	$(4,046)	$1,397
Investing activities	168	(5,195)	5,363
Financing activities	4,594	285	4,309
Increase (decrease) in cash and cash equivalents	$2,113	$(8,956)	$11,069

Operating Activities.  Higher cash inflows from improved cash collections coupled with lower litigation costs during the six months ended June 30, 2015 resulted in lower cash used in operating activities compared to the six months ended June 30, 2014.

Investing Activities.  The increase in net cash flows used in investing activities was due to significant purchases of available-for-sale short-term investments made during 2014 that were not repeated in 2015, coupled with sales of certain available-for-sale short-term investments in 2015 that did not occur in 2014.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $4.7 million of net proceeds received in February 2015 from the Series E Financing, compared to proceeds from Series A Warrant exercises during the six months ended June 30, 2014 that were nearly offset by Series D offering related costs that were paid during the same period.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash, cash equivalents and short-term investments as of June 30, 2015 will be sufficient to meet our expected cash requirements for current operations for at least the next twelve months.  In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020.  We have no significant commitments for capital expenditures for the remainder of 2015 or beyond.  We have executed eleven capital leases totaling $278,000 for certain laboratory and IT-related equipment, with lease payments continuing through May 2019.

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

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, we had approximately 12.7 million shares of common stock issued and outstanding.  Assuming exercise in full of all options and warrants outstanding as of June 30, 2015, plus the additional shares of common stock sold in our February 2015 registered direct offering plus conversions of the Series E Stock (not taking into account any price-based or anti-dilution adjustments related to the Series E Stock) and exercises of the warrants issued in our February 2015 registered direct offering plus exercises of the warrants issued pursuant to our February 2015 private placement, approximately 24 million shares of our common stock would be outstanding.  Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E Stock.

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
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   August 7, 2015

EXHIBIT INDEX

Exhibit Number		Description

3.	1

Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.

3.	2

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.

3.	3

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

3.	4

Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

3.	5

Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

3.	6

Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

3.	7

Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.

3.	8

Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

3.	9

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.

3.	10	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.	1

Form of Private Placement Warrant to Purchase Common Stock (Private Placement Warrant Financing). Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

10.	2

Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.

10.	3

CombiMatrix Corporation 2006 Stock Incentive Plan (as amended and restated June 17, 2015). Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the Commission on June 19, 2015.

31.	1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.	2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.	1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.	2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.	0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter and six month periods ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.(*)

(*)       Included herewith.