Form 10-Q
period 2015-09-30
CombiMatrix Corp
filed 2015-11-12
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

As of November 6, 2015, 12,680,927 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,548	$1,010
Short-term investments	4,001	4,230
Accounts receivable, net of allowance for doubtful accounts of $235 and $241	2,373	2,133
Supplies	519	367
Prepaid expenses and other assets	182	181
Total current assets	8,623	7,921
Property and equipment, net	746	584
Other assets	30	127
Total assets	$9,399	$8,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,612	$1,107
Current portion, long-term debt	196	172
Total current liabilities	1,808	1,279
Capital lease obligations, net of current portion	84	82
Secured promissory note payable, net of current portion	64	151
Deferred rent	184	—
Total liabilities	2,140	1,512

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5 million shares authorized; Series E - 2,202 shares authorized; 2,201.493 and none issued and outstanding	—	—
Common stock; $0.001 par value; 50 million and 25 million shares authorized; 12,680,927 and 11,063,246 shares issued and outstanding	13	11
Additional paid-in capital	102,346	96,259
Accumulated other comprehensive income (loss)	1	(3)
Accumulated net losses	(95,101)	(89,147)
Total stockholders’ equity	7,259	7,120
Total liabilities and stockholders’ equity	$9,399	$8,632

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Diagnostic services	$2,481	$2,011	$7,292	$5,707
Royalties	45	51	112	118
Total revenues	2,526	2,062	7,404	5,825

Operating expenses:
Cost of services	1,400	1,129	4,028	3,180
Research and development	133	228	352	586
Sales and marketing	1,295	1,191	3,658	3,186
General and administrative	1,249	1,983	4,212	5,956
Patent amortization and royalties	25	28	75	88
Impairment of cost-basis investment	97	—	97	—
Total operating expenses	4,199	4,559	12,422	12,996
Operating loss	(1,673)	(2,497)	(5,018)	(7,171)
Other income (expense):
Interest income	5	7	13	36
Interest expense	(19)	(25)	(59)	(63)
Warrant derivative gains	—	—	—	152
Warrant modification charge	—	—	—	(44)
Total other income (expense)	(14)	(18)	(46)	81
Net loss	$(1,687)	$(2,515)	$(5,064)	$(7,090)

Deemed dividends from issuing Series E convertible preferred stock	$—	$—	$(890)	$—
Net loss attributable to common stockholders	$(1,687)	$(2,515)	$(5,954)	$(7,090)

Basic and diluted net loss per share	$(0.13)	$(0.23)	$(0.41)	$(0.64)
Deemed dividends from issuing Series E convertible preferred stock	—	—	(0.07)	—
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.23)	$(0.48)	$(0.64)

Basic and diluted weighted average common shares outstanding	12,680,927	11,063,246	12,389,350	11,018,231

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net loss	$(1,687)	$(2,515)	$(5,064)	$(7,090)
Unrealized gain on available-for-sale investments	—	—	4	—
Total comprehensive loss	$(1,687)	$(2,515)	$(5,060)	$(7,090)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net loss	$(5,064)	$(7,090)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	227	235
Non-cash stock compensation	519	432
Provision for bad debts	218	286
Impairment of cost-basis investment	97	—
Warrant derivative gains	—	(152)
Warrant modification charge	—	44
Changes in assets and liabilities:
Accounts receivable	(455)	(417)
Supplies, prepaid expenses and other assets	(153)	(253)
Accounts payable, accrued expenses and other	440	266
Net cash flows from operating activities	(4,171)	(6,649)

Investing activities:
Purchases of property and equipment	(66)	(152)
Purchase of available-for-sale investments	(4,000)	(6,561)
Sale of available-for-sale investments	4,230	3,000
Net cash flows from investing activities	164	(3,713)

Financing activities:
Proceeds from issuance of Series E convertible stock and common stock	4,900	—
Offering-related costs from issuance of convertible stock and common stock	(220)	—
Repayments of long-term debt	(135)	(174)
Net proceeds from exercise of Series A common stock warrants	—	256
Cost of issuing Series D convertible preferred stock and other	—	(202)
Proceeds from secured promissory note payable, net of issuance costs	—	328
Net cash flows from financing activities	4,545	208

Change in cash and cash equivalents	538	(10,154)
Cash and cash equivalents, beginning	1,010	12,289
Cash and cash equivalents, ending	$1,548	$2,135

Non-cash financing activities:
Property and equipment purchased under capital lease	$72	$88

Deemed dividends from issuing Series E convertible preferred stock	$890	$—

Warrant modifications recognized as non-cash Series E offering-related costs	$336	$—

Tenant improvements recognized as deferred rent	$164	$—

Reclassification of derivative liability to equity from warrant exercises and modifications	$—	$416

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

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal and pediatric healthcare, offering DNA based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray analysis, standardized and customized fluorescent in-situ hybridization (“FISH”) and high resolution karyotyping. We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 17, 2015.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2015, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of September 30, 2015, we had cash, cash equivalents and short-term investments of $5.5 million and anticipate that our cash resources will be sufficient to meet our cash requirements into the third quarter of 2016.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the three and nine months ended September 30, 2015 and 2014, net positive revenue adjustments were $131,000, $408,000, $107,000 and $372,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.  For the nine months ended September 30, 2015, 10% of our revenues were recognized from one customer.  No single customer exceeded 10% of revenues for the third quarter of 2015, or for any comparable periods in 2014.

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

Impairment of Long-Lived Assets.  Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

During the third quarter of 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the three and nine months ended September 30, 2015.

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

Concentration of Credit Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments.  Accounts receivable from one commercial insurance carrier of $274,000 and $318,000 exceeded 10% of our total accounts receivable balance as of September 30, 2015 and December 31, 2014, respectively.

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

Stock-Based Compensation.  The compensation cost for all employee stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally four years.  The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of each restricted stock unit (“RSU”) award is based on the number of shares granted and the closing price of our common stock as reported on the Nasdaq Capital Market on the date of grant.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures as a component of the expense recognized.  Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Cost of services	$11	$4	$21	$13
Sales and marketing	15	20	46	50
General and administrative	147	142	452	369
Total non-cash stock compensation	$173	$166	$519	$432

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Common stock options	1,050,431	696,429	1,050,431	696,429
Restricted stock units	582,003	380,220	582,003	380,220
Common stock warrants	9,648,905	7,411,905	9,648,905	7,411,905
Series E preferred stock convertible into common stock	1,257,996	—	1,257,996	—
Excluded potentially dilutive securities	12,539,335	8,488,554	12,539,335	8,488,554

Segments.  We have determined that we operate in one segment for financial reporting purposes.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements.  In September 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance regarding simplifying the accounting for measurement-period adjustments regarding business combinations.  The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us on January 1, 2016.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In July 2015, the FASB issued accounting guidance regarding simplifying the measurement of inventory.  The new guidance applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost.  Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard will be effective for us on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The guidance requires retrospective application and represents a change in accounting principle.  This guidance will be effective for us in the first quarter of 2016, and early adoption is permitted for financial statements that have not been previously issued.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3.     CASH AND SHORT-TERM INVESTMENTS

As of September 30, 2015, we held $5.5 million in cash, cash equivalents and short-term investments, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015				As of December 31, 2014
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$1,548	$—	$—	$1,548	$1,010	$—	$—	$1,010
Corporate bonds	—	—	—	—	1,003	—	—	1,003
Certificates of deposit	4,000	1	—	4,001	3,230	—	(3)	3,227
	$5,548	$1	$—	$5,549	$5,243	$—	$(3)	$5,240

There were no realized gains or losses for the periods ended September 30, 2015 or 2014.

4.     FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2015 and December 31, 2014 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements September 30, 2008 Using:
September 30, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$42	$42	$—	$—
Short-term investments	4,001	—	4,001	—
Cash equivalents	$4,043	$42	$4,001	$—

		Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$676	$676	$—	$—
Short-term investments	4,230	—	4,230	—
Cash equivalents	$4,906	$676	$4,230	$—

5.     SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of September 30, 2015 and December 31, 2014, the fair value of the Note approximated its carrying value.  As of September 30, 2015 and December 31, 2014, components of the Note were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Carrying value	$197	$281
Unamortized legal and closing costs	(12)	(18)
	185	263
Less- current portion	(121)	(112)
Long-term portion	$64	$151

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6.     STOCKHOLDERS’ EQUITY

On April 28, 2015, our stockholders approved all ballot measures of a special proxy, which included the approval and ratification of the Series E Preferred Stock financing described below as well as the approval to increase our authorized capital stock from 25 million shares to 50 million shares.

On June 17, 2015, our stockholders approved all ballot measures of our annual proxy, which included an increase to the common stock share reserves under our 2006 Stock Incentive plan from 2 million shares to 3 million shares.

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

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to the Modification, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit or charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statement of operations for the nine months ended September 30, 2014.

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

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $2.06, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 485.4369 shares of our common stock, at an exercise price per share equal to $3.12 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1 (File No. 333 191221), which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series D Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 5,825,243 shares of common stock issuable upon conversion of the Series D Stock and up to 5,825,243 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in net proceeds received by of $10.7 million.  From the time of the Series D Closing through the first quarter of 2014, all of the Series D Stock had converted into 5,825,243 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $2.86 per share to an adjusted exercise price of $2.06 per share, and the underlying shares exercisable was automatically increased by 81,910 shares.  A registration statement on Form S-3 was filed in order to register these additional shares for resale as per the terms of our original Series A offering documents. The Series E convertible preferred stock financing described below did not impact any of the terms of the Series D Warrants currently outstanding.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which we sold 1,541,998 shares common stock at a price of $1.75 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 700,000 shares of common stock initially at an exercise price of $1.97 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”).  The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 317.965 shares of Common Stock.  Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000.  The Series E Preferred Stock sold is convertible into 1,257,996 shares of common stock at an initial conversion price of $1.75 per share.  The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors.  After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million.  Given that the effective conversion price of the Series E Preferred Stock, inclusive of amounts allocated to common stock and Series E Warrants, was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000.  Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

The Series E Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to our common stock with respect to dividends and with respect to distributions upon our deemed dissolution, liquidation or winding-up.  Each share of Series E Preferred Stock had initially carried a 6% per annum dividend that would begin accruing six months after the Series E Closing Date and would be payable only in cash, but these dividends have been waived for all time by the holders of Series E Preferred Stock, as described below in more detail in Note 8.  Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock is subject to full ratchet price based anti-dilution protection, subject to certain limitations.

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

(Unaudited)

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

The Series E Investors have agreed to be subject to a blocker that would prevent each of their respective common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock.  We agreed to seek stockholder approval at a special stockholders’ meeting held on April 28, 2015 for the terms of the Series E Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series E Preferred Stock and exercise of the Series E Warrants.  See further discussion below regarding the results of the special stockholders’ meeting.

The Series E Financing was effected as a takedown off our shelf registration statement on Form S-3 (File No. 333-198848), which became effective on October 2, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2015.

See Note 8 below for modifications made to the Series E Preferred Stock and the Series E Warrants subsequent to September 30, 2015.

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

The special stockholders’ meeting was held on April 28, 2015, in which our stockholders approved the terms of the Series E Preferred Stock financing and the Charter Amendment.  As a result, on April 28, 2015, we issued the Private Placement Warrants to the Private Placement Investors and the warrant subscription payable was reclassified to additional paid-in capital.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Each Private Placement Warrant initially had an exercise price of $2.167 per share of common stock (subject to adjustment for stock splits and the like), which was 110% of the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Warrant Purchase Agreement, and is exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to the beneficial ownership limitation described below.  The Private Placement Warrants are not subject to price based anti-dilution protection.  If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis.  When exercised on a cashless basis, a portion of the Private Placement Warrant is cancelled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise.  Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the date of entering into the Warrant Purchase Agreement, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the Private Placement Warrant exercise price for ten consecutive trading days, then we may, within one trading day thereafter, call for cancellation of up to 50% of the Private Placement Warrants for consideration equal to $0.001 per share of common stock underlying the Private Placement Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrants.  Subject to limited exceptions, a holder of Private Placement Warrants will not have the right to exercise any portion of its Private Placement Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (which may be increased, but not above 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

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

See Note 8 below for modifications made to the Private Placement Warrants subsequent to September 30, 2015.

Modification of Certain Outstanding Warrants

In connection with the purchase of the Private Placement Warrants, we modified previously issued and outstanding warrants held by the Private Placement Investors that were issued in connection with the Series A, Series B and Series C financings described above, to (i) reduce the exercise prices thereunder to $1.97, which represents the consolidated closing bid price of our common stock on Nasdaq immediately prior to the date we entered into the Warrant Purchase Agreement; (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification; and (iii) extend the exercise period of such modified warrants for an additional six months (such modifications, collectively, the “Warrant Price Modifications”).  Separately, we also agreed to a Warrant Price Modification with a holder of Series C Warrants solely in consideration for such holder’s waiver of certain preemptive rights.  We estimated the change in fair value of these warrants immediately prior to and immediately subsequent to the Warrant Price Modification to be $336,000, and such amount has been recorded as a non-cash equity offering cost.

Warrants

Outstanding warrants to purchase common stock are as follows (before the modifications described in Note 8):

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	September 30,	December 31,	Exercise
	2015	2014	Price	Expiration
Equity-classified warrants:

April 2015	1,540,000	—	$2.17	August 2020
February 2015	700,000	—	$1.97	August 2020
June 2014	25,303	25,303	$2.06	April 2018
December 2013	5,825,243	5,825,243	$3.12	December 2018
June 2013	491,803	491,803	$1.97	June 2019
May 2013	491,803	491,803	$1.97	May 2019
March 2013	275,000	275,000	$1.97	March 2019
October 2012	168,706	168,706	$1.97	September 2018
April 2011	131,047	131,047	$21.40	April 2016
Total - all warrants	9,648,905	7,408,905

See Note 8 below for modifications made to the February 2015 and April 2015 warrants subsequent to September 30, 2015.

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $25,000 and $75,000 for both the three and nine months ended September 30, 2015, respectively, and for the three and nine months ended September 30, 2014, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business.  We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Any legal costs resulting from claims or legal actions are expensed as incurred.

8.    SUBSEQUENT EVENT

On October 12, 2015, we entered into an Amendment No. 1 to Common Stock Purchase Warrants (the “Warrants Amendment”) with each of the holders of the Series E Warrants and each of the holders of the Private Placement Warrants.  Under the terms of the Warrants Amendment, all of the Series E Warrants and 1,512,638 of the Private Placement Warrants had their exercise prices reduced to $1.10 per share.  Accordingly, with respect to the Private Placement Warrants, 1,512,638 of the Private Placement Warrants have an exercise price of $1.10 per share and 27,362 of the Private Placement Warrants retain their original exercise price of $2.167 per share.  In consideration for entering into the Warrants Amendment, each Series E Investor agreed to irrevocably waive ab initio and for all time its right to receive cash dividends on its shares of our Series E Preferred Stock.  As a result, no dividends relating to the Series E Preferred Stock were recognized in our consolidated financial statements for the three and nine months ended September 30, 2015, nor do we expect to recognize any Series E Preferred Stock dividends in the future from executing the Warrants Amendment.

We estimated the change in fair value of the Series E Warrants and the affected Private Placement Warrants prior to and immediately subsequent to the Warrants Amendment to be $168,000, which will be recognized as a deemed dividend and as an increase to additional paid-in capital during the fourth quarter of 2015.

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

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray analysis, standardized and customized fluorescent in-situ hybridization (or “FISH”) and high resolution karyotyping.  We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three and nine months ended September 30, 2015, our operating activities included the recognition of $2.5 million and $7.4 million of total revenues, respectively, which increased by $464,000 and $1.6 million, respectively, from the comparable periods in 2014 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the reproductive health testing market.  Our net losses for the three and nine months ended September 30, 2015 decreased over the comparable periods in 2014 due primarily to increased revenues and decreased operating expenses as a result of reduced litigation expenses, partially offset by increased cost of services from higher testing volumes as well as from higher sales and marketing expenses from increased sales and support staff.  Also for the nine months ended September 30, 2015, the decrease in our net loss attributable to common stockholders was partially offset by a $890,000 increase from the comparable period in 2014 due to deemed dividends from the issuance of Series E convertible preferred stock, respectively, discussed further below.

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

Comparison of the Results of Operations for the Three and Nine months ended September 30, 2015 and 2014

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Diagnostic services revenues	$2,481	$2,011	$470	23%	$7,292	$5,707	$1,585	28%
Royalty revenues	45	51	(6)	(12%)	112	118	(6)	(5%)
Cost of services	(1,400)	(1,129)	(271)	(24%)	(4,028)	(3,180)	(848)	(27%)

Diagnostic Services Revenues.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of miscarriage analysis, prenatal and pre-implantation genetic screening (or “PGS”) tests and postnatal development disorders in children.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	#	%	2015	2014	#	%

Total billable tests	2,495	1,959	536	27%	7,439	5,472	1,967	36%
Total microarray tests	1,774	1,420	354	25%	5,314	4,220	1,094	26%
Microarray percentage of total billable tests	71.1%	72.5%			71.4%	77.1%
Total reproductive health microarray tests(1)	1,265	925	340	37%	3,757	2,534	1,223	48%
Reproductive health percentage of total microarray tests	71.3%	65.1%			70.7%	60.0%

Revenue per test - total billable tests	$994	$1,026	$(32)	(3%)	$980	$1,043	$(63)	(6%)
Revenue per test - total microarray tests	$1,251	$1,294	$(43)	(3%)	$1,234	$1,265	$(31)	(2%)
Revenue per test - total reproductive health microarray tests(1)	$1,314	$1,419	$(105)	(7%)	$1,296	$1,442	$(146)	(10%)

(1) includes prenatal, miscarriage analysis and PGS microarray tests.

For the three months ended September 30, 2015, total billable tests and total diagnostic services revenues increased by 27% and 23%, respectively, compared to the three months ended September 30, 2014.  For the nine months ended September 30, 2015, total billable tests and total diagnostic services revenues increased by 36% and 28%, respectively, compared to the nine months ended September 30, 2014.  Driving the increase in billable tests and diagnostic services revenues for all periods presented was the increase in reproductive health (previously referred to as “prenatal”) microarray test volumes, which increased by 37% and 48% for the three and nine months ended September 30, 2015 compared to the comparable 2014 periods, respectively.  We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing.  While this has led to a higher concentration of reproductive health microarray tests as a percentage of total tests performed in 2015 compared to 2014, changes in payor mix coupled with non-coverage determinations by certain payors regarding our miscarriage analysis microarray test resulted in lower average net revenue per test performed, thereby resulting in a lower percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and nine months ended September 30, 2015 and 2014, net positive revenue adjustments were $131,000, $408,000, $107,000 and $372,000, respectively.  Because approximately 70% of our diagnostic revenues are billed to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, to license certain patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  The changes in royalty revenues reported reflect changes in CA’s gross revenues.  It is uncertain whether in future periods, CA’s gross revenues will increase or continue at the minimum contractual amounts.

Cost of Services.  Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.  Increases in cost of services were due primarily to increased diagnostic testing volumes described above.  For the three and nine months ended September 30, 2015 and 2014, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Research and development	$133	$228	$(95)	(42%)	$352	$586	$(234)	(40%)
Sales and marketing	1,295	1,191	104	9%	3,658	3,186	472	15%
General and administrative	1,249	1,983	(734)	(37%)	4,212	5,956	(1,744)	(29%)
Impairment of cost-basis investment	97	—	97		97	—	97

Research and Development.  These expenses include labor (wages, benefits and non-cash stock compensation expenses) and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, are performed.  These costs are classified as research and development for all periods presented.  For the three and nine months ended September 30, 2015, research and development expenses decreased from the comparable 2014 periods due primarily to increased focus on commercial operations and reduced new-test development activities compared with prior periods.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the three and nine months ended September 30, 2015, sales and marketing expenses increased from the comparable 2014 periods due primarily to increased headcount in sales representatives as well as increased marketing and promotional-related activities.  For the three and nine months ended September 30, 2015 and 2014, non-cash stock compensation expenses were not significant.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services.  For the three and nine months ended September 30, 2015, general and administrative expenses decreased from the comparable 2014 periods due primarily to reduced legal expenses from litigation which was concluded early in the first quarter of 2015.  For the three and nine months ended September 30, 2015, litigation expenses were $0 and $114,000, respectively, compared to $746,000 and $2.1 million, respectively, in the comparable 2014 periods.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $147,000, $452,000, $142,000 and $369,000 for the three and nine months ended September 30, 2015 and 2014, respectively.  Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Impairment of cost-basis investment.  During the third quarter of 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the three and nine months ended September 30, 2015. There were no such charges in the 2014 comparable periods.

Other Non-Operating Items (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Warrant derivative gains	—	—	—	—	—	152	(152)	—
Warrant modification charge	—	—	—	—	—	(44)	44	—

Warrant Derivative Gains / Charge.  We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to June 2014, the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at issuance and subsequently adjusted to fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statements of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the nine months ended September 30, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 25,303 shares of common stock issued to the Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statement of operations for the nine months ended September 30, 2014.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2015, cash, cash equivalents and short-term investments totaled $5.5 million, compared to $5.2 million at December 31, 2014.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions.  Working capital was $6.8 million and $6.6 million at September 30, 2015 and December 31, 2014, respectively.  The primary reason for the increase in working capital was due to higher cash balances at September 30, 2015 compared to December 31, 2014, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(4,171)	$(6,649)	$2,478
Investing activities	164	(3,713)	3,877
Financing activities	4,545	208	4,337
Increase (Decrease) in cash and cash equivalents	$538	$(10,154)	$10,692

Operating Activities.  Higher cash inflows from improved cash collections coupled with lower litigation costs during the nine months ended September 30, 2015 resulted in lower cash used in operating activities compared to the nine months ended September 30, 2014.

Investing Activities.  The increase in net cash flows from investing activities was due to significant purchases of available-for-sale short-term investments made during 2014 that were not repeated in 2015, coupled with sales of certain available-for-sale short-term investments in 2015 that did not occur in 2014.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $4.7 million of net proceeds received in February 2015 from the Series E Financing, compared to proceeds from Series A Warrant exercises during the nine months ended September 30, 2014 that were nearly offset by Series D offering related costs that were paid during the same period.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash, cash equivalents and short-term investments as of September 30, 2015 will be sufficient to meet our expected cash requirements into the third quarter of 2016.  In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020.  We have no significant commitments for capital expenditures for the remainder of 2015 or beyond.  We have executed twelve capital leases totaling $310,000 for certain laboratory and IT-related equipment, with lease payments continuing through May 2019.

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

Item 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to meet our cash requirements beyond 2016 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of September 30, 2015, we had $5.5 million in cash, cash equivalents and short-term investments which we anticipate will meet our cash requirements into the third quarter of 2016.  However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources.  If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations.

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

To date, we have relied primarily upon selling equity and convertible debt and equity securities to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. We may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

During 2014, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. A public comment meeting was held in January 2015, and the final guidance may be published as early as late 2015. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

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

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, governmental or private actions against us and/or liquidated damages payable to the holders of our Series A Warrants, Series C Warrants and Private Placement Warrants. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage compared to our privately held and larger public competitors.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The shares of common stock issuable upon exercise of the Private Placement Warrants and the Additional Warrants will be freely tradeable upon effectiveness of the registration statement of which this prospectus forms a part. The shares of common stock issuable upon conversion of the Series E convertible preferred stock and exercise of the warrants issued in our February 2015 registered direct offering are freely tradable.  The shares of common stock issuable upon exercise of the warrants issued in our March 2013 registered direct offering and in our December 2013 public offering are freely tradable.  We have obligations to the investors in our 2012 private placement offering of Series A convertible preferred stock and warrants to purchase common stock and in our 2013 private placement offering of Series C convertible preferred stock and warrants to maintain the public registration of common stock underlying their issued and outstanding warrants.  We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement.  If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and common stock options.

As of September 30, 2015, we had approximately 12.7 million shares of common stock issued and outstanding.  Assuming exercise in full of all options and warrants outstanding as of September 30, 2015, plus the additional shares of common stock from conversions of the Series E Stock (not taking into account any price-based or anti-dilution adjustments related to the Series E Stock), approximately 24 million shares of our common stock would be outstanding.  Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E Stock.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

An index of exhibits is found on page 30 of this report.

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

Date: November 11, 2015

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
10.1

Form of Amendment No. 1 to February 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the Commission on October 13, 2015.

10.2

Form of Amendment No. 1 to April 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the Commission on October 13, 2015.

10.3

Form of Waiver of Cash Dividends dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the Commission on October 13, 2015.

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
101.0

The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.(*)

(*)       Included herewith.