Form 10-K
period 2015-12-31
CombiMatrix Corp
filed 2016-02-18
CIK 1383183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $10,865,000, based upon the last reported sale price of the registrant’s common stock on that date as reported by NASDAQ.  For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 12, 2016, was 851,680.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated by reference into this Form 10-K:  None.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2015

COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “plan,” “predict,” “seek,” “should,” “would,” “could,” “potential,” “ongoing,” “focus,” “our future success depends,” or similar terms, variations of such terms, or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to maintain compliance with NASDAQ’s continued listing requirements; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to continue as a going concern; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization, or IVF, diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we operate; our limited market capitalization; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part I of this report. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

As used in this report, “the Company,” “we,” “us” and “our” refer to CombiMatrix Corporation and its majority-owned subsidiary companies.

Item 1.   BUSINESS

Overview

We were originally incorporated in October 1995 as a California corporation. In September 2000, we were reincorporated as a Delaware corporation, and in December 2002, we merged with, and became a wholly owned subsidiary of, Acacia Research Corporation, or Acacia. In August 2007, we split off from Acacia and became publicly traded on The NASDAQ Stock Market. As a result of the split off, we ceased to be a subsidiary of, or affiliated with Acacia.

We provide valuable molecular diagnostic solutions for reproductive health, along with comprehensive clinical support, facilitating the highest quality of care.  We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal diagnosis and pediatric developmental disorders, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray, or CMA, standardized and customized fluorescent in-situ hybridization, or FISH, and high resolution karyotyping.  Our emphasis is on supporting healthcare professionals to ensure their understanding of complex test results and how best to communicate those results to their patients.  We deliver technology-driven answers, with a high degree of support for the ordering physicians and their staff.

We also own a one-third minority interest in Leuchemix, Inc., a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

On January 29, 2016, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-fifteen (the “Reverse Stock Split”), which became effective at the close of business on that day.  As a result, each share of CombiMatrix common stock outstanding as of January 29, 2016 was automatically changed into one-fifteenth of a share of common stock.  No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant.  The number of shares of common stock subject to outstanding options, restricted stock units, warrants and convertible securities were also reduced by a factor of fifteen as of January 29, 2016.  All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split.  The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

On February 4, 2016, we entered into a Series E 6% Convertible Preferred Stock Repurchase Agreement (the “Repurchase Agreement”) with the holders (the “Holders”) of our outstanding Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”).  Pursuant to the terms of the Repurchase Agreement, we agreed to pay each Holder $300 per share of Series E Preferred Stock, or approximately $656,000, in consideration for the right to repurchase such Holder’s Series E Preferred Stock at a price per share of $1,000 (the “Repurchase Price”), which was the original price per share paid by the Holders for their Series E Preferred Stock in February 2015.  We must repurchase the Series E Preferred Stock within one business day after closing our underwritten public offering.  In connection with entering into the Repurchase Agreement, we were granted certain consents and waivers relating the public offering.  In the event that our public offering is not consummated by the date set forth in the Repurchase Agreement, the Repurchase Agreement will terminate and we will not be obligated to repurchase the Series E Preferred Stock.  By entering into the Repurchase Agreement, we have averted the potentially significant dilution that would have occurred from the full ratchet of the conversion price of the Series E Preferred Stock upon closing of the public offering.

Market Overview

We develop and market our molecular testing services in four distinct markets: in vitro fertilization, or IVF, miscarriage analysis (also referred to as products of conception analysis, or POC), prenatal genetics, and postnatal developmental disorders. We believe the molecular diagnostics market is one of the fastest-growing segments within the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of an individual’s genetic analysis to guide medical decision-making in the area of disease diagnosis and post-diagnostic management. Innovative approaches to re-sequencing of the human genome and a growing clinical appreciation and acceptance of the utility of genomic information in guiding clinical care have enabled the rapid growth of this market. We believe that the use of molecular diagnostics will continue to grow in the coming years and will have a significant impact on the way in which medicine is practiced.

Genes and Proteins

The human body is composed of billions of cells, each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual’s DNA is called the genome, and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is comprised of a specific sequence involving four nucleotides (also called bases): adenine (A), thymine (T), guanine (G) and cytosine (C). These bases are complementary to one another in that A binds only with T and G binds only with C. This interaction forms base pairs, and is responsible for the double helix structure of DNA.

The human genome has approximately three billion nucleotides. The order of these nucleotides is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is transcribed (or copied) to an intermediate form, called messenger RNA, or mRNA. The mRNA code is then translated into a specific protein product. Proteins direct most cellular functions, some of which lead to the expression of individual traits, such as eye color or height. Some level of normal variability is seen throughout the genome, however, abnormal variations in the sequence of a gene or a region of the genome, such as deletions, duplications, or point mutations, can interfere with the normal physiology of the cells in which that gene is expressed. These abnormal variations may lead to disease, predispose to a disease, or an atypical response to certain types of drugs.

Genes and Molecular Diagnostics

There are a number of methods of genetic analysis that are used in diagnostic genetic testing. They broadly fall into three main categories: (i) sequencing of individual base pairs of DNA; (ii) assessing DNA copy number variation; and (iii) analyzing gene expression. In some diagnostic situations, it is only necessary to analyze either a single gene or a small number of genes. This diagnostic testing can be accomplished by a number of different techniques, depending on the situation. However, when a larger number of genetic factors need to be analyzed, one of the most efficient methods of analysis is to use a chromosomal microarray (also referred to as microarray), which have the ability to measure millions of DNA variations in a single experiment.

Microarray Testing for DNA Copy Number Variation

Microarray testing assesses genome-wide copy number variation by comparing a patient’s genomic DNA to a reference genome to evaluate for relative losses and gains. Some losses and gains of genomic information are known to cause genetic disorders or predispose a person to a genetic disorder. Other gains and losses are considered benign because they occur in regions of the genome that are known to show variability in the normal population and have not been associated with any disease or disease process. Microarray testing is a powerful tool because it allows for simultaneous analysis of copy number variation across the entire genome at a high resolution in a single assay, providing a comprehensive analysis of all 46 chromosomes in a single test. Unlike gene expression arrays, which evaluate mRNA levels to monitor the activity of specific genes, DNA-based microarray analysis identifies quantitative defects in the number of copies of distinct segments of genomic DNA in order to test for conditions that are known to be associated with gains and losses of chromosomal information. Throughout this discussion, the terms microarray and array are used interchangeably, but always refer to DNA-based microarray testing.

In our laboratory facilities, we use the Illumina CytoSNP-850K BeadChip microarray to perform our microarray testing for our POC, prenatal genetics, and postnatal developmental disorders markets. Illumina’s CytoSNP-850K microarray is comprised of 50 nucleotide base, or 50-mer, probes attached to individual silica beads, which self-assemble into microwells on the array’s surface. Each single nucleotide polymorphism, or SNP, probe is represented with a high degree of redundancy to improve sensitivity by increasing the signal-to-noise ratio. To test a patient’s genomic DNA, it is first fragmented and then amplified. These fragments are allowed to hybridize with the complementary DNA on the 50-mer probes, and after hybridization, each fragment is extended by a fluorescently-labeled nucleotide (i.e., an A, T, C, or G). The fluorescent signal is subsequently amplified and detected by a scanner, which measures the intensity of each signal and the specific nucleotide detected for each SNP. This information is then compared to a control cluster, which is generated from pooling over 100 normal genomes tested using the same assay and is then evaluated for differences in copy number (i.e., deletions and duplications), as well as for genotypic information (i.e., homozygosity versus heterozygosity).

For our IVF testing, we use the Illumina 24sure® Microarray, which is comprised of thousands of bacterial artificial chromosome, or BAC, probes that are immobilized on the surface of a glass slide. Unlike the 50-mer SNP probes utilized in the 850K BeadChip microarray, BAC probes contain tens to hundreds of thousands of nucleotides per probe, and rely on extensive complimentary base pairing of single stranded patient and reference DNA. To test the embryo’s genomic DNA, it is first fragmented and then amplified using Illumina’s SurePlex DNA Amplification System. The embryonic and reference DNA are then labeled with Cy3 and Cy5 fluorphores, mixed in equivalent amounts and allowed to co-hybridize with the arrayed BAC probes.  After washing the array, it is scanned to measure the intensity of the Cy3 and Cy5 fluorphores and evaluated for differences in copy number between the test and reference DNA.

Diagnostics Market Segmentation

In general, our diagnostic services and test menu are focused around our highly specialized genomic microarray. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our market position and test portfolio provide significant leverage in the rapidly growing personalized genomics/diagnostics space. Our test menu is further supplemented by what may be considered more routine tests, which allow us access to a broader, yet synergistic market. Our overall clinical market can be divided into four  primary markets: (i) IVF testing, (ii) miscarriage analysis, (iii) prenatal diagnostic testing; and (iv) postnatal diagnostic testing. Our research indicates that the global market for prenatal and newborn genetic testing is estimated to be valued at $8.4 billion by 2019. In addition, our market analysis indicates that our potential client base for these markets can be divided into multiple general customer groups, as detailed below. Our services are therefore tailored to meet the specific needs of each of these customer segments.

In Vitro Fertilization, or IVF, Diagnostic Testing

•             This market segment consists of approximately 480 IVF clinics nationwide. Testing is focused on screening embryos for aneuploidy (i.e., an abnormal chromosome complement) and is referred to as either Preimplantation Genetic Screening, or PGS, or Comprehensive Chromosomal Screening, or CCS. A significant proportion of embryos created through IVF have an abnormal chromosomal complement known as aneuploidy, and this percentage dramatically increases with age. The goal of PGS is to determine the chromosomal make-up of each embryo to help the IVF specialist identify the most suitable embryo(s) for transfer. Based on our market research, the majority of IVF clinics in the United States do not have an in-house laboratory capable of performing this high complexity testing, and therefore must send biopsy samples out to reference laboratories. Commercial laboratories providing PGS utilize a variety of technology platforms, including: real-time polymerase chain reaction, or PCR, array comparative genomic hybridization, SNP array, and next-generation sequencing, or NGS.  We believe this market segment is rapidly growing due to the impact of delayed childbearing as well as the negative impact of increased obesity on fertility. As most insurers currently do not provide coverage benefits for IVF, our business model requires billing either the patient up-front for our services, typically through the patient’s credit card, or the clinic rendering the IFV services, thus eliminating third-party reimbursement risk for our services provided to the patient. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $75 million per year.

Miscarriage Analysis

•           Community-based hospital pathology laboratories and regional reference laboratories:  This segment of the market is characterized by hospitals that provide basic laboratory services but do not offer complex genetic testing, such as SNP microarrays. Generally speaking, in the past decade, most community hospitals have relied on traditional methods of chromosomal analysis, such as karyotyping or FISH for miscarriage testing; this testing is typically sent out to a specialty laboratory. However, based on more recent, highly compelling data demonstrating the superiority of microarray testing to karyotyping, we believe significant growth opportunities exist in this segment. This segment of the market is characterized by a preponderance of clients that require us to bill the patients’ insurers directly, as opposed to engaging in an institutional, direct-bill relationship. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $300 million per year.

•           Physician groups:  In the developmental genetics market, physician groups collectively constitute a significant market opportunity. This segment of the market typically outsources all of their genetic testing services, meaning that they require a global level of service that necessitates processing all aspects of patient billing. The physicians that make up this market include reproductive endocrinologists, OB-GYNs and maternal fetal medicine, or MFM, specialists.

•             IVF Clinics: In this market, miscarriage analysis is performed for patients who experienced a successful implantation of the embryo, but did not sustain the pregnancy.

Prenatal Diagnostic Testing

•          Physician groups:  Prenatal diagnostic testing is performed on samples retrieved from specific diagnostic procedures performed during pregnancy. This testing can also be used as a confirmatory diagnostic analysis following maternal serum screening or non-invasive prenatal testing, or NIPT, or as a standalone diagnostic assay. There are two primary diagnostic procedures utilized to obtain a fetal sample: (i) chorionic villus sampling, in which a small sample of the placenta is biopsied; or (ii) amniocentesis, in which a small amount of amniotic fluid is collected. These procedures are performed by MFM specialists and some OB-GYNs. Typically, these physicians order testing directly from our laboratory.  However, we also receive referrals for confirmatory diagnostic testing following abnormal NIPT results due to our partnership with Sequenom, Inc. This market continues to be important as diagnostic testing during pregnancy is critical to maternal clinical care. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $100 million per year.

Postnatal Diagnostic Testing

•           Pediatric geneticists, pediatric neurology clinics and Children’s Hospitals:   This market segment, particularly the Children’s Hospital sector, generally has relatively comprehensive laboratory capabilities and performs most basic genetic and chromosomal testing in-house, such as chromosome analysis, FISH and PCR-based tests. These facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical evaluation and utilization of complex genomic assays in the pediatric diagnostic arena. Due to economic conditions, some institutions find themselves in the untenable situation of having limited access to third-party manufactured kit components and being unable to internalize such highly specialized genomic testing platforms due to lack of expertise in this area. This segment of the market typically outsources the testing completely. From a billing perspective, many of the customers in this segment prefer the direct billing model, and individual test pricing is negotiated with each institution. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $100 million per year.

Technologies

In order to achieve the promise of personalized medicine, our objective is to provide a suite of molecular diagnostic tests based on the following microarray-based technologies.

SNP Microarrays

The Illumina microarray that we utilize was designed by a consortium of academic and commercial laboratories, including us, using content recommendations from the International Collaboration for Clinical Cytogenomics and the Sanger Institute. The resulting assay is a dense, high-resolution, whole-genome array that covers 3,262 dosage-sensitive genes that are known to be associated with genetic disorders and/or syndromes. Probe coverage is highly focused in regions of known clinical significance, with additional probes to provide coverage for the remainder of the genome, or the “genomic backbone”. In addition to copy number evaluation, SNP probes provide genotypic information that can indicate imprinting disorders, regions of homozygosity that may contain a disease-causing gene, shared ancestry (which can lead to an increased risk for an autosomal recessive disorder in a child), and in the case of prenatal and miscarriage analysis, can detect maternal cell contamination.

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

In addition, microarrays have been shown to assist in the assessment of genetic instability in many types of cancer, such as breast, hematologic, brain, and the gastro-intestinal tract. Previously, chromosomal evaluation of tumors through standard testing, such as karyotyping, proved exceedingly difficult, as karyotyping and FISH both require live, actively dividing cells. Unlike karyotyping, however, microarray testing is DNA-based, meaning that it can be performed on non-living tissue, including tissue samples that have been fixed in formalin and embedded in paraffin, or FFPE, samples.

SNP Microarray Analysis on FFPE Tissue

In certain cases of miscarriage analysis, the tissue has typically been processed by a pathology laboratory using formalin to fix the tissue and a paraffin block to store the fixed sample. To be a comprehensive service provider, it is critical that our microarray platform be able to evaluate genomic alterations not just in fresh miscarriage tissue, but also tissue from FFPE samples. Traditionally, working with FFPE samples has proven challenging because the fixation and storing process degrades the quality of the DNA. We believe we have successfully adapted our array protocol for analysis of FFPE specimens by using a specialized process, in which the fragmented DNA is restored to longer segments by ligating free DNA ends together prior to analysis. This restoration step makes the array particularly useful in analyzing DNA samples that are of poorer quality, such as older samples or tissue that has been strongly fixed in formalin. We believe this process and the results obtained from more than 964 normal FFPE samples have given us the proper protocol and the data to obtain robust results from FFPE samples.

BAC Arrays for IVF Testing

The Illumina array we use for PGS has been stringently validated.  The BAC clones used on the array have been tested in more than 2,000 postnatal cases to ensure exclusion of copy number polymorphisms (i.e., normal copy number variability), and all of the genomic locations of each probe have been confirmed by FISH mapping and sequencing. They have also been validated in a blinded study using abnormal cell lines to ensure consistency and repeatability.  Unlike the SNP array, the goal of this testing is to evaluate the sample for whole chromosome abnormalities, as it is primarily numeric chromosome abnormalities that occur in IVF embryos as opposed to structural abnormalities or segmental aneuploidies.

Our Services

Overview

We utilize the latest technologies to deliver molecular diagnostic services primarily in the area of reproductive health for the diagnosis of developmental disorders associated with intellectual disability, congenital anomalies, dysmorphic features, and autism spectrum disorders.  Such disorders may be diagnosed in the prenatal period, the pediatric period, or as one of the factors leading to a miscarriage or stillbirth.

Developmental Disorders:  Prenatal and Pediatric Care

The focus of our prenatal and postnatal microarray is to assist in diagnosing genomic syndromes associated with intellectual disability, developmental delays, congenital anomalies, dysmorphic features and autism spectrum disorders.

Postnatal:  In 2014, the American Academy of Pediatrics, or AAP, released a clinical report in which it proclaimed microarray analysis as a first tier test for children with intellectual disability or global developmental delays. Prior to that, in 2010, the American College of Medical Genetics, or ACMG, which is the governing body for the utilization of genetic testing, recommended microarray testing in lieu of standard karyotyping children with intellectual disabilities, developmental disorders, congenital abnormalities, dysmorphic features, and autism/autism spectrum disorders based on the fact that microarray analysis doubled the detection rate of chromosomal abnormalities in these patients.

Prenatal:  In 2013, following the publication of a large, prospective, multicenter trial designed to compare karyotyping to microarray analysis in the prenatal population (Wapner et al.), the American College of Obstetricians and Gynecologists, or ACOG, which is the governing body for the practice of medicine in the area of obstetrics and gynecology, recommended that microarray analysis be performed in lieu of standard karyotyping when fetal anomalies are present on ultrasound, and any time there is a fetal death or stillbirth. The College also recommended that microarray analysis be offered as an alternative to standard karyotyping for any patient undergoing a prenatal diagnostic procedure, given the increased sensitivity of microarray analysis to detect chromosomal abnormalities, even following a normal karyotype result.

CMA provides critical information for families and their physicians. In prenatal care, it allows the physician and patient to make better pregnancy management and care decisions, as well as allowing for the opportunity to provide anticipatory care with respect to abnormalities that may be associated with a specific disorder that may not yet be recognizable. Such knowledge can inform decisions about where to deliver (such as at a tertiary care center for an infant with complex abnormalities) and how aggressive to be with neonatal support in very severe cases. In pediatric care, the same is true. Once the cause of a child’s development disorder and/or congenital anomalies has been identified, parents, teachers and physicians can work toward ensuring that appropriate medical and educational care decisions are made based on the child’s condition. And as with prenatal care, microarray analysis can assist in providing appropriate anticipatory care, such as initiating screening tests at an earlier age when the child’s disorder is associated with an increased risk of a specific disorder or disease complication.

Miscarriage, Intrauterine Fetal Death and Stillbirth Analysis

As with prenatal and pediatric genetics, karyotyping has been considered the standard of care for evaluating pregnancy losses for chromosomal disorders. However, tissue from miscarriages, fetal deaths and stillbirths is difficult to culture (or grow) in the laboratory, and this culturing process is required in order to perform a karyotype. Microarray analysis is particularly useful in this arena, as it does not depend on the successful growth of a cell culture. Instead, it relies solely on the sample’s DNA, which can be directly extracted from nearly any fetal tissue sample. While karyotyping fails to provide a result in between 20-50% of these cases, microarray testing is able to provide a result greater than 90% of the time. This is particularly beneficial in the analysis of first trimester pregnancy loss, as it is estimated that 50-60% of all first trimester losses are due to chromosomal abnormalities. Being able to identify the cause of the miscarriage in one out of every two women means that physicians are better able to provide personalized reproductive counseling and plan future pregnancy management for a much larger segment of their patient population.

IVF:  Preimplantation Genetic Screening

In IVF testing, PGS was traditionally performed on cleavage stage (Day 3) embryos where one or two cells of the embryo were obtained through biopsy for testing. In recent years, there has been a shift towards biopsying multiple cells from the trophectoderm of blastocyst (Day 5) embryos. PGS is most often utilized where there is a history of reproductive failure, recurrent pregnancy loss, a previous aneuploid pregnancy, family history of aneuploidy, or advanced maternal age. We believe that approximately 25% of IVF cycles in the United States involve the use of PGS. Previous attempts at 24 chromosome screening through the use of FISH proved to be untrustworthy, so a number of different technologies have since been utilized for PGS, including quantitative PCR, array CGH, SNP microarray, and NGS. At present, it is not clear which of these technologies will prove optimal for routine clinical use. There are a number of studies comparing aCGH to NGS which indicate that NGS may have greater sensitivity when it comes to mosaicism (i.e., a mix of normal and abnormal cells). However, the clinical relevance of this information has yet to be determined.

The Evolution of Our Clinical Microarray Testing

In 2006, we introduced our first developmental disorders microarray, which detected over 50 different genetic disorders in one multiplexed analysis. In October 2006, the U.S. Food and Drug Administration, or FDA, indicated that this test did not require approval under its guidance as it did not meet the definition of an In Vitro Diagnostics Multivariate Index Analysis, or IVDMIA. Following this determination, we launched our microarray test under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, guidelines for use in the clinical care of patients. Since then, we have launched several upgrades of this test. Our current microarray offering is capable of identifying more than 500 recurrent syndromic and non-syndromic genetic disorders, ranging from common conditions, such as Down syndrome (trisomy 21) and DiGeorge syndrome (deletion 22q11.2), to much more rare disorders.

We continue to monitor peer-reviewed publications for information that allows us to make either incremental improvement to the current array design, or significant changes for a new version of our array. As an example of our publication-driven approach, as early as 2009, we began to include specific coverage of regions shown to be strongly associated with autism spectrum disorders, or ASDs, or predisposition to ASDs, long before the guidelines to testing children with autism/ASDs included microarray analysis. It is now recognized that approximately 7% of all children with an ASD have a genomic abnormality that is identifiable by microarray. This contributes to the clinical recommendation that chromosomal microarray analysis be offered to all individuals with an ASD as part of a first-tier diagnostic evaluation. Implementation and use of this high density whole-genome array provides valuable and clinically actionable information for over 10% of all pediatric patients evaluated for neurodevelopmental disorders. Significantly, recent studies from our group and others have enabled us to have a clearer appreciation of the extent and nature of structural variation in the human genome in health and disease. Additionally, the ability to identify recurrent and rare structural imbalances by microarray analysis is now allowing us to decipher potential mechanisms that result in complex chromosomal rearrangements with adverse phenotypic impact. Therefore, we believe that not only are we solving challenging diagnostic dilemmas for patients and their families, but also providing valuable long-term care and prognostic information.

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

Our Strategy

Our strategic intent is to become the preeminent diagnostic services laboratory for reproductive healthcare testing using the best technologies available.  In our efforts to achieve this, we leverage our direct sales team to market our IVF testing, prenatal diagnostic testing, postnatal testing, miscarriage analysis testing. In addition, we have established pathology partnerships and strategic alliances with industry partners to increase our commercial distribution footprint.

Direct Sales Efforts

Our sales and marketing representatives aggressively market our PGS, miscarriage analysis and prenatal diagnostic microarray testing to four primary physician groups: OB/GYNs, MFMs, reproductive endocrinologists in IVF clinics and the historically underserved Pathology community.  It is primarily the OB/GYN, and occasionally the MFM, who perform the surgical procedure to remove fetal and placental tissue from the uterus following a miscarriage or fetal death. Pathologists are the custodians of this tissue and are often charged with determining which reference lab to utilize for send-out testing on these specimens. Embryologists in the IVF clinics conduct the biopsies of embryos in the clinic.  MFMs conduct the CVS and amnio procedures, often in clinic as well. For the miscarriage analysis market, our strategic sales approach is to engage with, and sell to, the multiple decision-makers in the laboratory and the clinic, culminating with the pathologist. We believe this pathology-centric approach to miscarriage analysis testing gives us a competitive edge against our competitors in that our competitors’ primary sales call point is the medical office clinician and their primary test offering focus is on other product or service lines in developmental testing.

In December 2012, two studies by the National Institute of Health, which were published in the New England Journal of Medicine, demonstrated the diagnostic superiority of microarray analysis compared to traditional karyotyping for both stillbirths (Reddy, et al.) and prenatal diagnosis for ongoing pregnancies (Wapner, et al.). As mentioned above, in December 2013, ACOG issued a Committee Opinion not only recommending microarray analysis in lieu of karyotyping for fetal death and stillbirths, but also as a superior test modality for prenatal diagnosis. We are leveraging our direct sales channel and our strategic partners’ channels to capitalize on the prenatal diagnostic testing opportunity created by the publishing of these landmark studies and the recommendation of ACOG, which we believe highlights the superiority of microarray testing compared to traditional testing, such as karyotyping and FISH.

Strategic Alliances

Strategic alliances with established industry partners allow us to round-out our test menu to offer complete testing solutions to MFM specialists, reproductive endocrinologists, and OB/GYNs, and to capitalize on the demand for complementary test options, such as NIPT, which remains a screening modality. We have established several key partnerships in the past, most notably with Sequenom, Inc., whereby we entered into a collaboration agreement to market and promote microarray analysis to confirm abnormal NIPT results and to offer a broader scope of detection of chromosomal abnormalities for patients undergoing diagnostic testing after obtaining normal NIPT screening results.

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

Third-party payors include organizations such as commercial insurance companies, as well as government payors including Medicare and Medicaid. We bill our tests to these payors using individual billing codes known as Common Procedural Terminology, or CPT, codes established for array-based laboratory diagnostic testing. For the non-governmental third-party payor category, our diagnostic services are billed at our list prices for the tests performed, but they are recognized for accounting and financial reporting purposes as diagnostic service revenues based upon the amounts expected to be collected. The difference between the amount billed to each payor and the amount expected to be collected is recorded as a contractual allowance. For governmental payors, we recognize revenues based upon published fee schedules established by the Centers for Medicare and Medicaid Services, or CMS, or various state Medicaid fee schedules.

CPT Coding

CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association, or AMA. In 2012, the AMA added over one hundred new CPT codes for specific molecular tests such as ours. These new codes replaced the more general “stacking” codes that were previously used to bill for these services, and they became effective January 2013. In the Final Physician Fee Schedule Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule, or CLFS. Although the various Medicare Administrative Contractors, or MACs, established pricing based on a “gap filling” methodology, not all of the codes were priced by CMS, and were omitted from the 2014, 2015, and 2016 CLFS. Among these were molecular codes we use in billing for our microarray testing.

The omission of certain CPT codes utilized by us from the CLFS could have an adverse impact on our revenue and cash reimbursement going forward. We continue to work with industry advisory groups to determine what information and action is needed to ensure continued reimbursement. There is a possibility that other third-party payors will not establish positive or adequate coverage policies or reimbursement rates.

Reimbursement

For the years ended December 31, 2015 and 2014, approximately 27% and 30% of our diagnostic services revenues were derived from direct bill customers, 68% and 68% from third-party commercial insurance carriers, 3% and 2% from government payors, including Medicare and several state Medicaid plans, and 2% and 0% from private pay customers, respectively.

With respect to the third-party payors that we bill, we are considered an “out-of-network” provider with the majority of the carriers, resulting in varying expected reimbursement amounts, which we believe is not unusual for a company such as ours that offers highly specialized and/or unique testing. An “in-network” provider has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an “in-network” rate for our testing rather than pay the typical “out-of-network” rate. During our operating history, we have been able to receive reimbursement for most of our tests from major commercial third-party payors based on their established policies. Our efforts in obtaining reimbursement based on individual claims, including pursuing appeals or reconsiderations of claims denials, require a substantial amount of time and effort, and bills may not be paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received. We implemented a revenue cycle management system and have expanded our billing and collections department to address these issues. We have also executed managed care contracts to become “in-network” with certain third-party payors, and continue to seek additional in-network contracts. However, we cannot predict whether, or under what circumstances, payors will reimburse our microarray tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, will have a material adverse impact on market acceptance of our tests.

Governmental Regulation

Our business is subject to extensive laws and regulations as described below. It is impossible to predict what future changes will be made to federal, state and local laws and regulations and the impact that such changes may have on us.

The Patient Protection and Affordable Care Act

Comprehensive health care reform legislation passed in 2010 and titled The Patient Protection and Affordable Care Act, or ACA, instituted permanent cuts to the CLFS, which are in addition to the automatic sequestration reductions mandated by the Budget Control Act of 2011. The ACA contains a number of provisions that are expected to impact our business and operations, albeit in ways we cannot currently predict. Provisions governing enrollment in federal healthcare programs, reimbursement changes, and the treatment of fraud and abuse will impact existing government healthcare programs and will result in the development of new programs. Generally, the ACA and private payers continue to experiment with various payment mechanisms designed to contain costs, for example, accountable care and managed care organizations. These reforms present challenges and unpredictability to laboratories like ours.

Clinical Laboratory Improvement Amendments of 1988, or CLIA

As a clinical reference laboratory, we are required to hold certain federal, state and local licenses as well as certain certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. We have a certificate of accreditation under CLIA to perform testing and are accredited by the College of American Pathologists, or CAP. To renew our CLIA certificate, we are subject to periodic inspection standards applicable to the testing we perform. Should regulatory compliance requirements become substantially more complex, operational costs at our lab might increase in the future. If our laboratory is out of compliance with CLIA requirements, we may be subject to certain sanctions including suspension or revocation of our CLIA certificate and various civil and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanction, our business could be harmed. We are not able to guarantee that we will pass all future license and/or certification inspections.

U.S. Food and Drug Administration, or FDA

Regulations by the FDA regarding genetic testing are in a state of flux and changes to these regulations could dramatically affect the molecular diagnostics industry in the near future. While the FDA has the authority to regulate laboratory developed tests, or LDTs, it has generally exercised enforcement discretion in the area of LDTs performed by CLIA-certified laboratories. However, with the advent of Direct-to-Consumer DNA testing (i.e., testing that is marketed directly to the public, does not require a physician’s order, and provides risk factor information rather than diagnostic or prognostic information), genomic testing using microarray technology (particularly single nucleotide polymorphism arrays) has come under scrutiny. In July 2010, the FDA held a two-day public meeting to obtain input from key stakeholders, including physicians, laboratory directors, regulatory and accrediting body members and the general public, regarding the structuring of a regulatory framework for LDTs. During this meeting, we believe that it became clear that the FDA’s primary concern had less to do with CLIA-certified laboratories (such as ours) performing clinical microarray testing (i.e., testing ordered by a physician for medically necessary reasons, including disease diagnosis, monitoring and treatment decisions) and more to do with Direct-to-Consumer laboratories performing non-clinical testing that relies on what the FDA has referred to as “black box” proprietary algorithms to interpret their microarray data. This meeting came on the heels of a U.S. Government Accountability Office report entitled “Direct-to-Consumer Genetic Tests: Misleading Test Results are Further Complicated By Deceptive Marketing and Other Questionable Practices.”

On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. Since this time, industry stakeholders have responded to the FDA draft guidance document, both for and against, with the only certainty being that a change in how LDTs will be monitored and by what federal agency are on the horizon.  While key physician groups, such as the American Medical Association and the American College of Medical Genetics have vigorously engaged the FDA due to concerns about limitations on patient access to critical diagnostic testing, it is not clear what the FDA’s final decisions will be in this respect. There can be no assurance that changes to the FDA’s involvement in LDTs will not negatively impact our business. Generally speaking, the FDA and the legislative branch frequently entertain proposals that would increase FDA oversight of laboratories like ours and the testing that we conduct. The outcome and impact of such proposals on our business is impossible to predict. The FDA may impose a range of penalties for non-compliance with any of its rules, including recalls, injunctions and sanctions, any of which would negatively impact our business.

Health Insurance Portability and Accountability Act, or HIPAA

Under HIPAA, the U.S. Department of Health and Human Services issued regulations to protect the privacy of individuals’ personal medical and health information through the implementation of security measures that govern how such data is stored and maintained, and to limit the disclosure of this “protected health information” to only those who receive specific authorization from the individual. The federal Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted in February 2009, expanded the HIPAA rules significantly, in particular HIPAA enforcement. For example, HITECH authorizes state attorneys general to bring civil actions on behalf of state residents and it requires HHS to conduct extensive auditing. Perhaps most importantly, HITECH renders HIPAA directly applicable to the “business associates” of covered entities, which in some cases may mean us. The omnibus regulation implementing most of the HITECH provisions was published in January 2013. In February 2014, CMS issued final rules amending HIPAA to provide individuals or their personal representatives with the right to receive copies of their test reports from laboratories covered by HIPAA and/or to request that such test reports be transmitted to certain third parties. This rule preempts many state laws that prohibit laboratories like ours from directly providing individuals with their test reports. Violations of HIPAA regulations include civil and criminal penalties, including up to ten years imprisonment. Consequently, our policies and procedures are designed to comply with such regulations. The requirements under these regulations may change periodically and we will continue to monitor such changes.

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

We believe that we are in compliance with the current Transactions and Code Sets Rule. We have transitioned from use of ICD-9-CM to ICD-10-CM as of October 1, 2015. Experience to date with use of ICD-10-CM shows no negative effects on our receipts and net revenue. We also believe that we are in compliance with the Operating Rules for electronic funds transfers and remittance advice transactions. We will continue to assess our computer systems to ensure compliance with such requirements.

Federal and State Insurance Regulations, Self-referral Prohibitions and Anti-kickback Laws

We are subject to federal and state laws, such as the Federal False Claims Act, state false claims acts, the illegal remuneration provisions of the Social Security Act, the federal anti-kickback laws, state anti-kickback laws, and the federal “Stark” laws, that govern financial and other arrangements among healthcare providers, their owners, vendors and referral sources, and that are intended to prevent healthcare fraud and abuse. Among other things, these laws prohibit kickbacks, bribes and rebates, as well as other direct and indirect payments or fee splitting arrangements that are designed to induce the referral of patients to a particular provider for medical products or services payable by any federal healthcare program, and prohibit presenting a false or misleading claim for payment under a federal or state program. They also prohibit some physician self-referrals. These laws are liberally interpreted and aggressively enforced by multiple state and federal agencies and law enforcement (including individual “qui tam” plaintiffs) and such enforcement is increasing. For example, the ACA increased funding for federal enforcement actions and many states have established their own Medicare/Medicaid Fraud Units and require providers to conspicuously post the applicable Unit’s hotline number. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in federal and state reimbursement programs and civil and criminal penalties. Changes in these laws at all levels of government are frequent and could increase our cost of doing business. If we fail to comply, even inadvertently, with any of these requirements, we could be required to alter our operations, refund payments to the government, lose our licensure or accreditation, enter into corporate integrity, deferred prosecution or similar agreements with state or federal government agencies, and become subject to significant civil and criminal penalties.

State Laboratory Licensing

In addition to federal certification requirements of laboratories under CLIA, licensure is required and maintained for our clinical reference laboratory under California law. We currently maintain a license in good standing with the California Department of Health Services, or DHS, but if our clinical reference laboratory is found to be out of compliance with California standards, our license may be suspended or revoked by the California DHS, and we may be subject to fines and penalties.

We must also satisfy various application and provisional requirements for other states in which we desire to conduct business, and we have obtained licenses for Florida, Maryland, Pennsylvania and Rhode Island. We are licensed by the New York State Department of Health to perform prenatal and postnatal/pediatric cytogenetic testing, microarray analysis for pediatric care and miscarriage analysis, and our PGS test offering is pending approval. We may become aware from time to time of additional states that require out-of-state laboratories to obtain licensure in order to accept patient specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other states advising us of such requirements, we intend to strictly adhere to the instructions and guidelines from the state regulators as to how we should comply with such requirements. There can be no assurance, however, that our efforts to comply will be successful.

Commercial Operations

All services offered by us are performed in our CLIA certified, CAP accredited clinical laboratory in Irvine, California. Our commercial operations infrastructure includes sales, marketing, clinical support services and billing/reimbursement. We continue to build a nationally focused commercialization strategy by interacting directly with pathologists, medical geneticists, maternal fetal medicine specialists, reproductive endocrinologists, obstetrician and gynecologists, pediatric neurologists and genetic counselors. The market-specific experience of our direct sales force, coupled with regional and local territory experience, is expected to increase physician awareness and demand for our services. Our marketing and clinical support services teams work in tandem to increase awareness and appropriate utilization of our services by both physicians and patients. Our marketing initiatives include traditional marketing tactics such as physician education, professional medical society and advocacy tradeshows as well as web based initiatives. Our billing and reimbursement team works to facilitate access to our services by assisting ordering physicians and their patients with healthcare insurance billing, appeal processes, patient payment options, and securing managed care contracts with willing payers. In addition to our direct sales approach, we actively market our services to other laboratories through pathology partnerships and through strategic alliances with complementary industry partners.

Seasonality

Our business is subject to the impact of seasonality, particularly during the mid-summer months when patients tend to be less likely to visit their healthcare providers for diagnostic testing due to vacations, in the latter part of December and early January when many IVF clinics close down for annual maintenance. In addition, during the winter months, disruptions in transportation due to inclement weather may affect not only patients’ ability to visit their healthcare providers, but it may also prompt provider concerns about potential disruption or delay in sample processing, both of which negatively impact our business. Consequently, the demand for our services, in general, could be subject to declines in the summer and during periods of severe weather.

Patents, Trademarks and Licenses

As a part of our corporate restructuring that occurred in 2010, many of the patents listed below were licensed to a private company, CustomArray, Inc., for which we receive minimum royalties of $100,000 per year. The intellectual property rights listed below are not currently used in our molecular diagnostics services business.

In the United States, we have been issued ten United States patents related to our former CustomArray tools business. Three of these patents (U.S. Patent Nos. 6,093,302 and 6,280,595, which expire on January 5, 2018 and 6,444,111, which expires October 13, 2019) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. The fourth United States Patent (U.S. Patent No. 6,456,942 which expires January 25, 2020) describes and claims a network infrastructure for array synthesis and analysis. The fifth United States Patent (U.S. Patent No. 7,075,187 which expires November 9, 2021) describes and claims a porous coating material that covers electrodes and is used as a three-dimensional support material for electrochemical synthesis on the individual electrodes of an array of electrodes. The sixth (U.S. Patent No. 7,323,320 which expires September 12, 2022) and seventh (U.S. Patent No. 7,563,600 which expires September 12, 2022) United States Patents have been assigned to another company. The eighth United States Patent (U.S. Patent No. 7,507,837 which expires December 22, 2025) describes and claims a process for performing an isolated palladium (II)-mediated oxidation reaction on our electrode for building libraries of organic compounds electrochemically and in parallel. The ninth United States Patent (U.S. Patent No. 7,541,314 which expires February 24, 2026) describes and claims a microarray with a linker that is cleaved by a base for use in selective removal of oligonucleotides from the microarray. A tenth United States Patent (U.S. Patent No. 7,718,579 which expires September 13, 2024) describes and claims method for electrochemical removal of acid-labile protecting groups on an electrode microarray using an organic solution. Corresponding patents describing and claiming methods for electrochemical synthesis of arrays have been issued to us in the European Union, Australia, and Taiwan and are pending in the remaining major industrialized markets.

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

Competition

We believe that competition within our market is increasing. Our business competitors in the United States include regional clinical microarray laboratories, both commercial and academic, as well as large national companies such as LabCorp, Quest Diagnostics, Natera, Progenity, and approximately ten others. Some of these competitors may possess greater financial, technical, human and other resources than we do. In addition, technological advances or entirely different approaches developed by one or more of our competitors could render our services obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by or currently utilized by us.

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

Research and Development

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized PGS, miscarriage analysis, prenatal and pediatric developmental disorder genetic tests.

Employees

As of December 31, 2015, we had 65 full-time-equivalent employees, one of whom is an M.D. and another of whom is a Ph.D. We believe that we maintain good relationships with our employees and are not subject to collective bargaining arrangements.

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

The charters of our Audit Committee, our Compensation Committee and our Nominating and Governance Committee are available on the Investor Relations section of our website under “Corporate Governance.” Also available on that section of our website is our Code of Business Conduct and Ethics, which we expect every employee, officer and director to read, understand and abide by. This information is also available by writing to us at CombiMatrix Corporation, 310 Goddard, Suite 150, Irvine, CA 92618, Attn: Corporate Secretary.

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

Risks Related to Our Business

We may not be able to meet our cash requirements beyond the third quarter of 2016 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of December 31, 2015, we had $3.9 million in cash, cash equivalents and short-term investments, which we anticipate will meet our cash requirements into the third quarter of 2016.  However, in order for us to continue as a going concern beyond that point, we may be required to obtain capital from external sources.  As a result, the audit opinion on our consolidated financial statements for the year ending December 31, 2015 includes an explanatory paragraph regarding our ability to continue as a going concern as described in Note 1 to the consolidated financial statements included elsewhere in this report.

In order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all.  If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations.

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

Our business operations are subject to numerous risks from outside influences, including the following:

•                  Technological advances may make our array-based technology less competitive or even obsolete, and as a result, our revenue and the value of our assets could materially decrease.

Our services are dependent upon oligonucleotide and SNP array-based technologies. These technologies compete with conventional diagnostic technologies such as karyotyping, FISH and polymerase chain reaction, or PCR-based tests. Many newly developed tests rely on Next Generation Sequencing, or NGS, and there is a trend in the field toward increased usage of NGS-based testing. Our services are substantially dependent upon our ability to offer the latest in microarray technology in the cytogenomic market. We expect to face additional competition from new market entrants and consolidation of our existing competitors. Many of our competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. If these companies are able to offer technological advances, our services may become less valuable or even obsolete. We cannot provide any assurance that existing or new competitors will not enter the market with the same or similar technological advances before we are able to do so.

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

•                  We obtain components and raw materials from a limited number of sources and, in some cases, a single source, and the loss or interruption of our supply sources may materially adversely impact our ability to provide testing services to meet our existing or future sales targets.

Substantially all of the components and raw materials used in providing our testing services, including microarray slides and reagents, are currently provided to us from a limited number of sources or in some cases from a single source. Any supply interruption in a sole-sourced component or raw material might result in up to a several-month delay and materially harm our ability to provide testing services until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to us or incompatible with our process, could have a material adverse effect on our ability to provide testing services. We may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all.

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

The amount and timing of revenues that we may realize from our business will be unpredictable because whether our services are commercialized and generate revenues depends, in part, on the efforts and timing of our potential customers. Also, our sales cycles may be lengthy. As a result, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage and cause our quarterly results to be below market expectations. If this happens, the price of our common stock may decline significantly. Our revenues are also subject to seasonality factors and can be impacted by circumstances outside of our control, such as patient and IVF clinic vacation schedules and severe weather conditions that hamper or otherwise restrict when a patient seeking genetic diagnostic services such as ours visits the ordering physician.

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

The U.S. FDA’s decision to regulate Laboratory Developed Tests, or LDTs, could prevent us from offering existing tests and/or delay the introduction of new testing services.

During 2014, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. Since this time, industry stakeholders have responded to the FDA draft guidance document during the public comment period, both for and against, with final guidance expected in 2016. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

U.S. healthcare reform legislation may result in significant changes and our business could be adversely impacted if we fail to adapt.

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which is responsible for submitting proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for the Center for Medicare and Medicaid Innovation to examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model.

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

Physicians and patients may decide not to order our high-complexity genomic microarray tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

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

Certain Common Procedural Terminology, or CPT, codes that we use to bill for our microarray tests were omitted by Centers for Medicare and Medicaid Services, or CMS, from the Clinical Laboratory Fee Schedule in 2013. The pricing omission has forced state Medicaid plans and third party payors to determine their own price independent of CMS’s recommendations (or lack thereof). There can be no guarantees that Medicaid and other payors will establish favorable reimbursement rates or adequate coverage policies. If payors do not recognize the value of the molecular genetic tests we offer or do not provide coverage for molecular tests such as ours, our revenues, earnings and cash flows could be adversely impacted.

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

The clinical laboratory testing industry is highly regulated. We are subject to the Clinical Laboratory Improvement Amendments of 1988, or CLIA, a federal law that regulates clinical laboratories that perform testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, and participation in proficiency testing, patient test management, quality control, quality assurance and inspections. We have a current certificate of accreditation under CLIA to perform testing. To renew this certificate, we are subject to survey and inspection every two years. Moreover, CLIA inspectors may make random inspections of our clinical reference laboratory. A failure to pass such inspections would result in suspension of our certificate of accreditation, which would have a material adverse effect on our business and results of operations.

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

•                  Federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

•                  Health Insurance Portability and Accountability Act of 1996, or HIPAA;

•                  Federal and state regulation of privacy, security and electronic transactions;

•                  State laws regarding prohibitions on the corporate practice of medicine;

•                  State laws regarding prohibitions on fee-splitting;

•                  Federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

•                  Occupational Safety and Health Administration, or OSHA, rules and regulations.

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

Governmental laws and regulations protect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of PHI, including potential civil and criminal fines and penalties. Such regulations were expanded under the HITECH Act, including rules impacting the release of protected health information, patients’ right to access such information, the content and manner of providing notice of a breach, and information system security requirements. We also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. In addition, the Secretary of the Department of Health and Human Services has published HIPAA regulations to protect the privacy of health information when it is exchanged electronically during certain financial and administrative transactions. These HIPAA transaction standards are complex and different payers interpret them differently. Complying with applicable transmission standards is costly and failure to comply could disrupt our receipts or subject us to penalties. Generally, any security breach of our information systems, including the theft of our patients’ financial information due to our failure to comply with applicable security standards, would adversely impact our business and our reputation.

Our services development efforts may be hindered if we are unable to gain access to patients’ tissue and blood samples.

The development of our diagnostic services requires access to tissue and blood samples from patients who may or may not have the diseases we are addressing. Our clinical development relies on our ability to secure access to these samples, as well as information pertaining to their associated clinical outcomes. Access to samples can be difficult since it may involve multiple levels of approval, complex usage rights and privacy rights, among other issues. Lack of or limited access to samples would harm our future services development efforts, which would have a material adverse effect on our business and results of operations.

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

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources.  In addition, any further growth by us or an increase in the number of our strategic relationships may constrain our ability to achieve the rapid execution necessary to successfully implement our business plan.

As a public company, we are subject to complex legal and accounting requirements that will require us to incur substantial expense and will expose us to risk of non-compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, governmental or private actions against us and/or liquidated damages payable to the holders of our Series A Warrants, Series C Warrants and our April 2015 private placement warrants. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage compared to our privately held and larger public competitors.

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

•                  our or our competitors’ technological innovations;

•                  supply, manufacturing, or distribution disruptions or other similar problems;

•                  proposed laws regulating participants in the laboratory services industry;

•                  developments in relationships with collaborative partners or customers;

•                  our failure to meet or exceed securities analysts’ expectations of our financial results; or

•                  a change in financial estimates or securities analysts’ recommendations.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we become the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, all of which could materially adversely affect the business and financial results of our business.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The shares of common stock issuable upon conversion of the Series E convertible preferred stock and upon exercise of our outstanding warrants are freely tradable, without restriction, in the public market.  We have obligations to the investors in our 2012 private placement offering of Series A convertible preferred stock and warrants to purchase common stock and in our 2013 private placement offering of Series C convertible preferred stock and warrants to maintain the public registration of common stock underlying their issued and outstanding warrants.  We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement.  If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, preferred stock anti-dilution provisions or exercises of warrants and common stock options.

As of December 31, 2015, we had approximately 845,374 shares of common stock issued and outstanding.  Assuming exercise in full of all options, warrants and convertible securities outstanding as of December 31, 2015 (not taking into account any price-based or anti-dilution adjustments related to the Series E convertible preferred stock), approximately 1.7 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution features of our Series E convertible preferred stock.

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

Our revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that, in future periods, our revenues could fall below the expectations of securities analysts or investors, all of which could cause the market price of our stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•                  our unpredictable revenue sources;

•                  the nature, pricing and timing of our and our competitors’ products and/or services;

•                  changes in our and our competitors’ research and development budgets;

•                  expenses related to, and our ability to comply with, governmental regulations of our services and processes; and

•                  expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

We anticipate significant fixed expenses due in part to our need to continue to invest in services development. We may be unable to adjust our expenditures if revenues in a particular period fail to meet our expectations, all of which would materially adversely affect our operating results for that period. As a result of these fluctuations, we believe that period-to-period comparisons of our financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of our future performance.

Our common stock may be delisted from The NASDAQ Capital Market if we cannot maintain compliance with NASDAQ’s continued listing requirements.

While we are currently in compliance with NASDAQ’s stockholders’ equity requirement and minimum bid price requirement, there are no assurances that we will be able to sustain long-term compliance with NASDAQ’s stockholders’ equity requirement or minimum bid price requirement. If we fail to maintain compliance with the applicable requirements, our stock may be delisted. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from The NASDAQ Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

If we are delisted from The NASDAQ Capital Market, your ability to sell your shares of our common stock would also be limited by the penny stock restrictions, which could further limit the marketability of your shares.

If our common stock is delisted, it would come within the definition of “penny stock” as defined in the Securities Exchange Act of 1934, or the Exchange Act, and would be covered by Rule 15g-9 of the Exchange Act. That Rule imposes additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors. For transactions covered by Rule 15g-9, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, Rule 15g-9, if it were to become applicable, would affect the ability or willingness of broker-dealers to sell our securities, and accordingly would affect the ability of stockholders to sell their securities in the public market. These additional procedures could also limit our ability to raise additional capital in the future.

The significant influence over stockholder voting matters that may be exercised by our 5% or greater stockholders may limit your ability to influence corporate actions.

As of December 31, 2015, our 5% or greater stockholders collectively have voting power over approximately 38% of our outstanding common stock. As a result, our 5% or greater stockholders, acting together, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a change in control and might reduce the market price of our common stock.

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

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

The following table sets forth, for the periods indicated, the high and low quarterly sales prices of our common stock as reported by The Nasdaq Capital Market under the symbol of “CBMX”. These prices represent prices among dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.  The amounts reflected in the following table are also adjusted to reflect the impact of the Reverse Stock Split, which became effective on January 29, 2016.

	2015				2014
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
High	$19.05	$26.40	$30.00	$32.40	$26.10	$40.50	$46.50	$54.75
Low	$9.75	$15.45	$21.00	$19.20	$16.35	$17.25	$30.15	$34.50

As of February 12, 2016, there was one holder of record of our common stock, which was Cede & Co., a nominee for the Depository Trust Company (“DTC”) as reported to us by our stock transfer agent.  This figure does not include stockholders that have yet to submit their pre-split shares from our recent reverse stock split.  All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one stockholder.

No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options and rights (2)	(b) Weighted average exercise price of outstanding options and rights (3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)

Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan (1)	69,995	$99.19	85,249
Equity compensation plans not approved by security holders:
None	—	—	—
TOTAL	69,995	$99.19	85,249

(1)         Consists of our 2006 CombiMatrix Stock Incentive Plan, as amended, which allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants.  Please refer to Note 12 to our consolidated financial statements included elsewhere in this report for additional information.

(2)         Includes shares of common stock subject to restricted stock units (“RSUs”) that entitle each holder to one share of common stock for each such unit that vests over the holder’s period of continued service.

(3)         Calculated without taking into account the 38,795 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

(4)         Consists of shares available for future issuance under our 2006 CombiMatrix Stock Incentive Plan as of December 31, 2015.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6.                   SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under the heading “Risk Factors” elsewhere in this report.

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care.  We specialize in pre-implantation genetic screening, miscarriage analysis, prenatal and pediatric healthcare, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies.  We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray, or CMA, standardized and customized fluorescent in-situ hybridization, or FISH, and high resolution karyotyping.  We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients.  We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff.  Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Liquidity

As of December 31, 2015, the combination of cash, cash equivalents and short term investments totaled $3.9 million.  We believe our year-end cash balances will be sufficient to meet our expected cash requirements for current operations into the third quarter of 2016.  In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See the Liquidity and Capital Resources section below as well as Notes 1 and 13 to our consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview of Recent Business Activities

During 2015, our business activities were driven primarily by commercialization efforts for our suite of molecular diagnostic tests, expansion of our test menu and by the infusion of additional capital.  For the year ended December 31, 2015, our operating activities included the recognition of $10.1 million of total revenues, which increased by $2.0 million from 2014, due primarily to increased volumes of microarray diagnostic tests performed, particularly in the reproductive health testing market, which includes testing volumes from prenatal, miscarriage analysis and pre-implantation genetic screening (or “PGS”) diagnostic tests.  Volumes from our reproductive health testing services increased by 40% in 2015 compared to from 2014, and total microarray testing increased by 22% in 2015 compared to 2014.  Our net loss from operations in 2015 decreased over 2014 primarily due to increased revenues and decreased operating expenses as a result of reduced litigation expenses, partially offset by increased cost of services from higher testing volumes as well as from higher sales and marketing expenses from increased sales and sales-support staff.  The decrease in our net loss attributable to common stockholders was partially offset by $1.1 million of deemed dividends incurred from the issuance of Series E convertible preferred stock and modification of Series E warrants, discussed further below.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized in the period the payments are received.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

Accounting for Derivative Financial Instruments

We evaluate financial instruments for freestanding or embedded derivatives.  Derivative instruments that do not qualify for permanent equity classification are recorded as liabilities at fair value, with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.  Derivative warrant liabilities are categorized as either short-term or long-term based upon management’s estimates as to when the derivative instrument may be realized.  Management judgment is required in identifying derivative instruments and whether or not such instruments should be classified as liabilities or as a component of permanent equity based upon interpretations of existing accounting literature.  Also, management judgment is required in determining the assumptions and valuation methods to be used for valuing the derivatives.

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

Comparison of the Results of Operations

Revenues and Cost of Revenues (dollars in thousands):

	For the Years Ended
	December 31,		Change
	2015	2014	$	%
Diagnostic services revenues	$9,941	$7,893	$2,048	26%
Royalty revenues	147	149	(2)	(1%)
Cost of services	(5,444)	(4,432)	(1,012)	(23%)

Diagnostic Services Revenues.  Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of miscarriage analysis, PGS tests and postnatal development disorders in children.  The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	For the Years Ended
	December 31,		Change
	2015	2014	#	%

Total billable tests	10,002	7,761	2,241	29%
Total microarray tests	7,176	5,883	1,293	22%
Microarray percentage of total billable tests	72%	76%
Total reproductive health microarray tests(1)	5,126	3,660	1,466	40%
Reproductive health percentage of total microarray tests	71%	62%

Revenue per test - total billable tests	$994	$1,017	$(23)	(2%)
Revenue per test - total microarray tests	$1,250	$1,244	$6	0%
Revenue per test - total reproductive health microarray tests(1)	$1,316	$1,386	$(70)	(5%)

(1)  includes prenatal, miscarriage analysis and PGS microarray tests

For the year ended December 31, 2015, total billable tests and total diagnostic services revenues increased by 29% and 26%, respectively, compared to the year ended December 31, 2014.  Driving the increase in billable tests and diagnostic services revenues was the increase in reproductive health (previously referred to as “prenatal”) microarray test volumes, which increased by 40% for the year ended December 31, 2015 compared to the year ended December 31, 2014.  We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing.  While this has led to a higher concentration of reproductive health microarray tests as a percentage of total tests performed in 2015 compared to 2014, changes in payor mix coupled with non-coverage determinations by certain payors regarding our miscarriage analysis microarray test resulted in slightly lower average net revenue per test performed, thereby resulting in a lower percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the years ended December 31, 2015 and 2014, net positive revenue adjustments were $580,000 and $381,000, respectively.  Because approximately 68% of our diagnostic revenues are billed to non-contracted, third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties.  In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business.  This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter.  CA’s actual sales were nearly equivalent in 2015 compared to 2014.  It is uncertain whether in future periods, CA’s revenues will increase, continue at current levels or return to the minimum contractual amounts.

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses.   Increases in cost of services were due primarily to the increased diagnostic testing volumes previously discussed.  Non-cash stock compensation expenses were not significant for the years presented.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Operating Expenses (dollars in thousands):

	For the Years Ended December 31,		Change
	2015	2014	$	%

Research and development	$466	$725	$(259)	(36%)
Sales and marketing	4,979	4,349	630	14%
General and administrative	5,540	7,176	(1,636)	(23%)
Impairment of cost-basis investment	97	—	97

Research and Development.  These expenses include labor (wages, benefits and non-cash stock compensation expenses) and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects.  Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed.  These costs are classified as research and development for all periods presented.  For the year ended December 31, 2015, research and development expenses decreased from 2014 due primarily to increased focus on commercial operations and reduced new-test development activities compared with prior periods.

Sales and Marketing.  These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses.  For the year ended December 31, 2015, sales and marketing expenses increased from 2014 due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities.  Non-cash stock compensation expenses were not significant for the years presented.  See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative.  These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. General and administrative expenses decreased from 2014 to 2015 due primarily to decreased litigation expenses, where we incurred $2.2 million of litigation-related costs and expenses during 2014 compared to only $114,000 in 2015.  Partially offsetting the decrease in litigation expenses were increases to general and administrative salaries from increased headcount, increased investor relations expenses and increased recruiting costs.  Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $594,000 and $444,000 for the years ended December 31, 2015 and 2014, respectively.  Changes to stock-based compensation expenses are driven by timing of when stock-based awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted.  See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Impairment of cost-basis investment.  During the third quarter of 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the year ended December 31, 2015. There were no such charges in the 2014 comparable periods.

Other Non-Operating Items (dollars in thousands):

	For the Years Ended December 31,		Change
	2015	2014	$	%

Warrant derivatives gains	$—	$152	$(152)	(100%)
Warrant modification charge	—	(44)	44	(100%)

Warrant Derivatives Gains and Modification Charge.  This activity represents the net gains or charges recognized from mark-to-market adjustments of certain Series A Warrants to their estimated fair values as of each balance sheet date or when the Series A Warrants are exercised.  Prior to June 2014 (the “Modification Date”), the Series A Warrants issued to Series A Investors contained full ratchet anti-dilution, which required us to treat them as derivative financial instruments to be recorded at fair value at each reporting date, with the corresponding adjustment reflected as a non-operating gain or charge in the consolidated statements of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification Date:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification Date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the year ended December 31, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 1,687 shares of common stock issued to the Series A Investors as consideration for agreeing to the modification of the Series A Warrants to remove the full ratchet anti-dilution provisions were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification Date:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statement of operations for the year ended December 31, 2014.

There were no subsequent warrant derivative gains or charges recognized subsequent to the Modification Date in 2014 nor in 2015 as we no longer hold derivative instruments that require mark-to-market accounting.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

At December 31, 2015, cash, cash equivalents and short-term investments totaled $3.9 million, compared to $5.2 million at December 31, 2014.  Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities.  Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions.  Working capital was $5.4 million and $6.6 million at December 31, 2015 and 2014, respectively.  The primary reason for the decrease in working capital was due to higher cash balances at December 31, 2014 compared to 2015, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2015	2014	Change
Net cash (used in) provided by:
Operating activities	$(5,705)	$(8,640)	$2,935
Investing activities	908	(2,771)	3,679
Financing activities	4,440	132	4,308
(Decrease) increase in cash and cash equivalents	$(357)	$(11,279)	$10,922

Operating Activities.  Higher cash inflows from improved cash collections coupled with lower litigation costs during the year ended December 31, 2015 resulted in lower cash used in operating activities compared to 2014.  Our overall cash reimbursement was 93% of total revenues in 2015 compared to 92% in 2014.

Investing Activities.  The increase in net cash flows from investing activities was due to significant purchases of available-for-sale short-term investments made during 2014 that were not repeated in 2015, coupled with sales of certain available-for-sale short-term investments in 2015 that did not occur in 2014.

Financing Activities.  The increase in net cash flows from financing activities was due primarily to the $4.7 million of net proceeds received in February 2015 from the Series E Financing, compared to proceeds from Series A Warrant exercises during the year ended December 31, 2014 that were nearly offset by Series D offering related costs that were paid during the same period.

Future Liquidity.  We have a history of incurring net losses and net operating cash flow deficits.  We are also deploying new technologies and continue to develop commercial technologies and services.  We believe that our cash, cash equivalents and short-term investments as of December 31, 2015 will be sufficient to meet our expected cash requirements for current operations into the third quarter of 2016.  In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs.  However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all.  The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders.  If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.  See Notes 1 and 13 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements.  We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all.  At this time, we have no significant commitments for capital expenditures in 2016 or beyond.  However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC.  We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020.  We have no significant commitments for capital expenditures for 2016 or beyond.  We have executed eleven capital leases totaling $310,000 for certain laboratory and IT-related equipment, with lease payments continuing through May 2019.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework (specifically, the 2013 Framework).  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2015.

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors and their ages as of January 31, 2016, are as follows:

Name	Age	Position(s)
Mark McDonough	46	President, Chief Executive Officer and Director
Scott R. Burell	51	Chief Financial Officer, Secretary and Treasurer
R. Judd Jessup	68	Chairman of the Board
Robert E. Hoffman+^†	50	Director
Scott Gottlieb, M.D. ^ †	43	Director
Jeremy M. Jones+†	74	Director
Lâle White+	60	Director

+   Member of the Audit Committee

† Member of the Compensation Committee
^    Member of the Nominating and Governance Committee

Mark McDonough has served as our President, Chief Executive Officer and a member of our Board since March 2013. From August 2012 to March 2013, Mr. McDonough served as our Chief Commercial Officer. Mr. McDonough has over 18 years of experience in diagnostic healthcare and life sciences. Prior to joining us, Mr. McDonough was Vice President of Sales and Service at Pathwork Diagnostics, a venture capital backed molecular diagnostic company, from September 2008 to August 2012. He also served in an executive capacity at Dianon, a division of Laboratory Corporation of America, from September 2007 to July 2008 and at Laboratory Corporation of America, a public laboratory services company, from July 2008 to September 2008. From January 2002 to September 2007, Mr. McDonough held various positions at US LABS, a Pathology services company that eventually became a division of LabCorp, a public company, ultimately becoming Vice President of Sales. From May 2001 to January 2002, Mr. McDonough was a Sales executive with EMC Corporation, a data storage company, and from August 1997 to May 2001, he held various positions of increasing responsibility with Ventana Medical Systems, a capital equipment, cancer diagnostics company. Prior to entering the healthcare industry, Mr. McDonough was a ranking officer in the United States Navy for six years where he served as Navigator of the USS Fletcher (DD 992). Mr. McDonough received a Bachelor’s Degree in Finance from Miami University—Ohio. We believe Mr. McDonough’s qualifications to serve on our Board include his commercial expertise as an executive, his technical depth in microarray technology and cancer diagnostics, his strategic vision, and familiarity with senior executives in industry as well as with venture capitalists.

Scott R. Burell has served as our Chief Financial Officer, Secretary and Treasurer since November 2006.  He successfully led the split-off of the Company in 2007 from its former parent, has led several successful public and private debt and equity financing transactions as well as the Company’s reorganization in 2010.  Prior to this, Mr. Burell had served as our Vice President of Finance since November 2001 and as our Controller from February 2001 to November 2001. From May 1999 to first joining CombiMatrix in February 2001, Mr. Burell was the Controller for Network Commerce, Inc., a publicly traded technology and information infrastructure company located in Seattle.  Prior to this, Mr. Burell spent 9 years with Arthur Andersen’s Audit and Business Advisory practice in Seattle.  During his tenure in public accounting, Mr. Burell worked with many clients, both public and private, in the high-tech and healthcare markets, and was involved in numerous public offerings, spin-offs, mergers and acquisitions.  Mr. Burell obtained his Washington state CPA license in 1992 and is a certified public accountant (currently inactive). He holds Bachelor of Science degrees in Accounting and Business Finance from Central Washington University.

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

Robert E. Hoffman has served on our Board since July 2013. He is the Chief Financial Officer of AnaptysBio, Inc., a privately held biopharmaceutical company, where he has served since July 2015.  Mr. Hoffman was the Senior Vice President, Finance and Chief Financial Officer of Arena Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, until July 2015 where he had served in various finance and accounting roles since 1997, except that from March 2011 to August 2011, Mr. Hoffman served as Chief Financial Officer for Polaris Group, a privately held drug development company.  Mr. Hoffman is a member of the business and financial advisory board of Innovus Pharmaceuticals, a publicly traded emerging pharmaceuticals company.  Mr. Hoffman also serves as a member of the Financial Accounting Standards Board’s Small Business Advisory Committee and the steering committee of the Association of Bioscience Financial Officers. Mr. Hoffman is also a member and a former director and President of the San Diego Chapter of Financial Executives International. Mr. Hoffman holds a bachelor’s degree in business administration from St. Bonaventure University, and is licensed as a C.P.A. (inactive) in the State of California.  Mr. Hoffman is also a member of the board of directors of MabVax Therapeutics Holdings, Inc. and Kura Oncology, Inc. We believe Mr. Hoffman’s qualifications to serve on our Board include his experience as an executive of a drug development company and knowledge of financial accounting in the medical technology field.

Scott Gottlieb, M.D. has served on our Board since January 2009. Dr. Gottlieb is currently a Resident Fellow at the American Enterprise Institute. Dr. Gottlieb is also a Clinical Assistant Professor at the NYU School of Medicine. From 2005 until 2007, Dr. Gottlieb served at the Food and Drug Administration (“FDA”) as Deputy Commissioner for Medical and Scientific Affairs and before that, from 2003 until 2004, as Senior Advisor for Medical Technology to the FDA Commissioner and as the FDA’s Director of Medical Policy Development. He left the FDA in the spring of 2004 to work on implementation of the new Medicare Drug Benefit as a Senior Adviser to the Administrator of Medicare and Medicaid Services, where he supported the agency’s policy work on quality improvement and coverage and payment decision making, particularly related to new medical technologies. Dr. Gottlieb currently serves on the board of directors of Molecular Insight Pharmaceuticals. Dr. Gottlieb completed his residency in internal medicine at the Mount Sinai Hospital in New York City and is a graduate of the Mount Sinai School of Medicine and of Wesleyan University in Connecticut. We believe Dr. Gottlieb’s qualifications to serve on our Board include his experience as a Wall Street analyst, practicing physician, and most importantly in senior roles in the U.S. government, including his former role as Deputy Commissioner of the U.S. Food and Drug Administration. CombiMatrix operates in business markets where regulation and regulatory strategy need to be considered and Dr. Gottlieb’s insights are beneficial to us.

Jeremy M. Jones has served on our Board since November 2012. He is the Chairman of On Assignment, Inc., a publicly traded professional staffing firm, where he has served as a director since May 1995. Mr. Jones has been an investor and business development consultant since February 1998. From 1987 to 1995, Mr. Jones was Chief Executive Officer and Chairman of the Board of Homedco Group, Inc., a home healthcare services company, which became publicly traded in 1991. Homedco merged into Apria Healthcare Group, Inc. in 1995 and from 1995 through January 1998, Mr. Jones was Chief Executive Officer and Chairman of the Board of Apria Healthcare Group, Inc., which also provided home healthcare services. Mr. Jones served as Chairman of the Board of Byram Healthcare Centers, a provider of retail medical supplies, from February 1999 until its sale in March of 2008. Mr. Jones was a director for Access Point Medical from May 2004 to December 2005. Mr. Jones was a director of US LABS from November 2003 through February 2005. From July 2003 to January 2011, Mr. Jones served as Chairman of LifeCare Solutions, Inc., a provider of integrated home healthcare products and services. Mr. Jones became a Director of the Hoag Hospital Foundation, Newport Beach, California as of July 2014. Mr. Jones holds a bachelor’s degree in business administration from the University of Iowa. We believe Mr. Jones’ qualifications to serve on our Board include his significant executive experience with the strategic, financial, and operational requirements of public health care organizations, including serving as Chairman for those organizations.

Lâle White has served on our Board since March 2015.  Ms. White is the chief executive officer of XIFIN, Inc. (“XIFIN”), a financial cloud computing company, with over 25 years of experience in information systems development and medical billing.  She lectures extensively on these topics and has consulted for major laboratories and laboratory associations throughout the U.S. Ms. White worked with HCFA and the U.S. Office of the Inspector General to develop the first OIG Model Compliance Program. She is a member of the board of directors of bioTheranostics, part of the worldwide bioMerieux group, and is a longstanding member of the California Clinical Lab Association, where for the last eight years she has chaired the state and federal contractor committees that work with the Medicare Administrative Contractors and the Department of Health and Human Services.  Ms. White was previously vice president - finance of Laboratory Corporation of America, one of the largest clinical reference laboratories in the U.S., and its predecessor National Health Laboratories, where she led the software development of several accounts receivable, inventory, cost accounting and financial management systems for the laboratory industry.  Ms. White has a BA in finance and an MBA from Florida International University. We believe Ms. White’s qualifications to serve on our Board include her significant executive experience with the strategic, financial, and operational requirements of health care organizations, particularly in the area of billing and reimbursement.

Directors and officers are elected on an annual basis. The term of each director’s service expires at our next annual meeting of stockholders and at such time as his or her successor is duly elected and qualified. Officers serve at the discretion of the Board.

There are no family relationships between any of our directors or executive officers and any other of our directors or executive officers.

Board of Directors

Our Bylaws provide that the size of our Board is to be determined from time to time by resolution of the Board but shall consist of at least five and no more than nine members. Our Board has fixed the exact number of directors at seven. Our Board currently consists of six members, four of whom — Dr. Gottlieb, Ms. White and Messrs. Hoffman and Jones — our Board has determined to be independent under the rules of the NASDAQ Stock Market.  Mr. Jessup will be considered independent under the rules of the NASDAQ Stock Market beginning March 15, 2015.  Mr. Jessup serves as Chairman of the Board, and we believe that separation of the Chairman and Chief Executive Officer roles supports the independent nature of our Board. At each annual meeting of stockholders, members of our Board are elected to serve until the next annual meeting and until their successors are duly elected and qualified. There is currently one vacancy on our Board.

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

Committees of the Board of Directors

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee.  Each committee operates pursuant to a charter that may be viewed on our website at www.combimatrix.com. The inclusion of our website address in this report does not include or incorporate by reference the information on our website into this report.

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

In 2015, our Audit Committee consisted of Messrs. Hoffman (the committee’s Chairman) Jones and Dr. Gottlieb until May 2015 and, thereafter, consisted of Messrs. Hoffman (the committee’s Chairman) and Jones and Ms. White, representing the current members of our Audit Committee. The Board has determined that all members of our Audit Committee are independent under the listing standards of the NASDAQ Stock Market and the rules of the Securities and Exchange Commission, and that Mr. Hoffman qualifies as an “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission.

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

In 2015 and through the date of this filing, our Compensation Committee consists of Messrs. Jones (the committee’s Chairman) and Hoffman and Dr. Gottlieb. The Board has determined that all members of our Compensation Committee are independent under the listing standards of the NASDAQ Stock Market.

Nominating and Governance Committee. Our Nominating and Governance Committee assists our Board by identifying and recommending individuals qualified to become members of our Board (subject to legal rights, if any, of third parties to nominate or appoint directors), and establishing, evaluating and overseeing our corporate governance processes and guidelines.

In 2015 and through the date of this filing, our Nominating and Governance Committee consists of Dr. Gottlieb (the committee’s Chairman) and Mr. Hoffman. The Board has determined that all members of our Nominating and Governance Committee are independent under the listing standards of the NASDAQ Stock Market.

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

The Nominating and Governance Committee has the following policy with regard to the consideration of any director candidates recommended by security holders for the 2016 annual meeting of stockholders (subject to legal rights, if any, of third parties to nominate or appoint directors):

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

Stockholder Communications with Directors

Stockholders wishing to communicate with the Board or with a particular member or committee of the Board should address communications to the Board, or to an individual member or committee as follows:  c/o CombiMatrix Corporation, Attention:  Corporate Secretary, 310 Goddard, Suite 150, Irvine, California 92618.  All communications will be relayed to that addressee.  From time to time, the Board may change the process through which stockholders communicate with the Board or its members or committees. There were no changes in this process in 2015.  Please refer to our website at www.combimatrix.com for any future changes in this process.  The Board or the particular director or committee of the Board to which a communication is addressed will, if it deems appropriate, promptly refer the matter either to management or to the full Board depending on the nature of the communication. The inclusion of our web site address in this report does not include or incorporate by reference the information on our web site into this report.

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

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2015, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock met the filing requirements during such year.

Item 11.  EXECUTIVE COMPENSATION

Director Compensation

Directors who are also our employees receive no separate compensation from us for their service as members of the Board. Prior to June 17, 2015, non-employee directors automatically received a non-discretionary initial grant of options to purchase 2,000 shares of our common stock upon joining the Board. On the first business day of each calendar year, each non-employee Board member then in office was automatically granted additional options to purchase 2,000 shares of our common stock, provided such individual had served as a non-employee Board member for at least six (6) months. All such grants were granted at an exercise price equal to the closing market price on the date of grant. Options granted since 2012 vest in four equal annual installments over a 48 month period measured from the grant date.  On June 17, 2015, our stockholders approved certain changes to our 2006 Stock Incentive Plan, including the removal of the auto-grant feature for non-employee directors.

In January 2015, each of our non-employee directors received a discretionary award of restricted stock units (RSUs) for 835 shares of our common stock.  25% of the shares of common stock subject to the RSUs vest on each anniversary of the grant date over a four year period.  The RSUs may vest on an accelerated basis in accordance with the terms of our 2006 Stock Incentive Plan and, in the event of death or a permanent disability, the vesting of the RSUs will accelerate by twelve months.

Prior to January 26, 2016, non-employee directors received compensation in the amount of $1,500 per month for their service as members of the Board.  The Chairman of the Board received compensation in the amount of $2,000 per month for service as Chairman of the Board.  During 2015, non-employee directors received $1,000 for each meeting of the Board attended in person, $1,000 for each meeting attended by telephone that was longer than one hour in length, and $500 for each meeting attended by telephone if the meeting was one hour or less in length.  On January 26, 2016, our Board and Compensation Committee approved a modification to director compensation such that per-meeting fees were eliminated, the Chairman of the Board is to receive $30,000 per year for his services to the Company, and all other non-employee directors are to receive $24,000 per year for their services to the Company.  These fees will be paid quarterly.  Also, Directors are reimbursed for expenses incurred in connection with attendance at meetings of the Board and committees of the Board and in connection with the performance of Board duties.

Director Compensation Table

The following table summarizes the compensation of our directors who served during 2015 and who are not listed as named executive officers.

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

R. Judd Jessup	31,500	19,794	2,158	—	53,452

Robert E. Hoffman	28,000	19,794	2,158	—	49,952

Scott Gottlieb, M.D.	25,500	19,794	2,158	—	47,452

Jeremy M. Jones	28,000	19,794	2,158	—	49,952

Lâle White	20,968	25,181	3,337	—	49,486

(1)         Amounts shown do not reflect cash compensation actually received by the non-employee directors.  Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option and RSU awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions.  Also, these awards generally vest over a four-year period from the date of grant.  The assumptions used to calculate the fair value of stock option and RSU awards are set forth under Note 2 to the Consolidated Financial Statements included elsewhere in this report.

Executive Compensation

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation, for services rendered in all capacities to us during 2015 and 2014, of our current principal executive officer and our other most highly compensated executive officer at the end of 2015 (together, the “named executive officers”).  We did not have any other executive officers during 2015.

Names and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Mark McDonough	2015	342,577	25,000	263,925	—	—	631,502
President and Chief Executive Officer; Former Chief Commercial Officer	2014	301,000	—	387,452	—	—	688,452

Scott R. Burell	2015	261,000	10,000	131,962	—	—	402,962
Chief Financial Officer, Secretary and Treasurer	2014	255,334	—	193,725	—	—	449,059

(1)         Amounts shown do not reflect cash compensation actually received by the named executive officer.  Instead, the amounts shown are the non-cash aggregate grant date fair values of stock option and RSU awards made during the periods presented as determined pursuant to ASC Topic 718 and excludes the effect of forfeiture assumptions.  Also, these awards generally vest over a four-year period from the date of grant.  The assumptions used to calculate the fair value of stock option and RSU awards are set forth under Note 2 to the Consolidated Financial Statements.

(2)         Represent discretionary cash bonuses granted by the Compensation Committee on February 27, 2015.

The objective of our executive compensation program is to attract, motivate and retain talented executives with related technical and business expertise in the competitive diagnostic laboratory market have a demonstrated ability to effectively grow revenue and control costs.  We hope to retain our executives over the long term to provide continuity from year-to-year.  Consequently, we have chosen to compensate our executives with a salary and, in some cases, with stock option awards, RSU awards and bonuses in order to align the executive’s interests with corporate success.  In addition, since 2012, our executive stock option and RSU awards are generally granted with a four year vesting schedule in order to incentivize our executives to continue to invest their time and energy to ensure our collective success over a longer term.

In determining the total amount and mixture of the compensation for each of our named executive officers, our Compensation Committee subjectively evaluates each named executive in light of numerous factors including title and role, individual performance (including past and expected future contribution to our business objectives) and our long term business needs and goals (including the need to attract and retain key management personnel). Our Compensation Committee reviews the performance of each named executive officer annually and determines whether the named executive officer should receive an increase in base salary and/or receive an equity award based on such evaluation. In February 2014, we increased Mr. McDonough’s salary in connection with his service as our President and Chief Executive Officer and also increased Mr. Burell’s salary in connection with his service as our Chief Financial Officer, Treasurer and Secretary.  In February 2015, we increased Mr. McDonough’s salary to $350,000 and granted cash bonuses to Messrs. McDonough and Burell of $25,000 and $10,000, respectively, for performance-related reasons.

Severance and Change in Control

We provide certain severance benefits such that if an executive officer of CombiMatrix is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.

Our Board of Directors adopted a Restated Executive Change of Control Severance Plan (the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of the Company.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan), then, subject to execution of a release of claims against us, the employee will be entitled to receive: (i) a cash severance payment equal to one-half times annual base salary (one times salary for the CEO), in the case of other participating employees; (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependents for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code, as amended (the “Code”).  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.  The Severance Plan automatically renews annually unless terminated upon 12 months prior written notice.

On December 2, 2015, our Board of Directors adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”).  The Transaction Bonus Plan provides for certain bonus payments to be made, upon the consummation of a qualifying change of control transaction, to certain employees of the Company as shall be determined from time to time by the Compensation Committee of our Board of Directors.  The aggregate value of the bonuses payable under the Transaction Bonus Plan shall not exceed the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction, and the percentage of such bonus pool awarded to each eligible participant shall be determined from time to time by our Compensation Committee.

2006 Stock Incentive Plan

Our 2006 Stock Incentive Plan (the “Plan”), as amended, provides for the grant of incentive or non-statutory stock options and other stock awards to our employees, directors and consultants. As of December 31, 2015, the net number of authorized but unissued shares under the Plan was 194,039, with options to purchase 69,995 shares of common stock and unvested RSUs of 38,795 shares of common stock remained outstanding, respectively, leaving 85,249 shares available to grant under the Plan.

The 2006 Stock Incentive Plan is administered by our Compensation Committee.  Subject to the provisions of the 2006 Stock Incentive Plan, the Compensation Committee determines who will receive the options or RSUs, the number of options or RSUs granted, and the manner of exercise and the exercise price of the options.  The term of incentive stock options granted under the 2006 Stock Incentive Plan may not exceed ten years, or five years for options granted to an optionee owning more than 10% of our voting stock.  The exercise price of any stock option granted under the 2006 Stock Incentive Plan must be equal to or greater than the fair market value of the shares of our common stock on the date the option is granted.  However, an incentive stock option granted to an optionee owning more than 10% of our voting stock must have an exercise price equal to or greater than 110% of the fair market value of our common stock on the date the option is granted.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table sets forth information concerning the outstanding equity awards as of December 31, 2015 granted to the named executive officers.

	Number of Securities Underlying Unexercised Options (#)(1)			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Options Exercise	Option Expiration	Number of Shares or Units of Stock that Have Not		Market Value of Shares or Units of Stock that Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that Have Not Vested
Name	Exercisable		Unexercisable	Options (#)	Price ($)	Date	Vested (#)(1)		Vested ($)	Vested(#)	($)
Mark McDonough	642	(2)	214	—	67.50	10/19/2022	17,981	(3)	196,898	—	—
	517	(4)	172	—	92.10	12/20/2022	—		—	—	—
	2,448	(5)	2,448	—	50.40	3/29/2023	—		—	—	—
	1,240	(6)	1,240	—	48.45	4/29/2023	—		—	—	—

Scott R. Burell	400	(7)	—	—	691.50	9/17/2017	8,990	(8)	98,448	—	—
	415	(9)	—	—	1,575.00	7/21/2018	—		—	—	—
	182	(10)	—	—	1,147.50	5/11/2019	—		—	—	—
	199	(11)	—	—	390.00	4/08/2021	—		—	—	—
	50	(12)	16	—	232.50	2/28/2022	—		—	—	—
	1,844	(13)	1,844	—	48.45	4/29/2023	—		—	—	—

(1)                   All awards were granted under the 2006 Stock Incentive Plan. The options were granted at an exercise price equal to the closing price of our common stock on the date of grant and have a term of ten years.

(2)                   These options were granted on October 19, 2012 and vest in four equal annual installments over a four-year period measured from the vesting commencement date of August 20, 2012.

(3)                   Represents 6,845 RSUs granted on February 20, 2014 and 11,136 RSUs granted on January 9, 2015.  These RSU’s vest in four equal annual installments over a four-year period from the grant date.

(4)                   These options were granted on December 20, 2012 and vest in four equal annual installments over a four-year period measured from the vesting commencement date of August 20, 2012.

(5)                   These options were granted on March 29, 2013 and vest in four equal annual installments over a four-year period measured from the grant date.

(6)                   These options were granted on April 29, 2013 and vest in four equal annual installments over a four-year period measured from the grant date.

(7)                   These options were granted on September 17, 2007 and vest in twelve equal installments quarterly over a three-year period.

(8)                   Represents 3,422 RSUs granted on February 20, 2014 and 5,568 RSUs granted on January 9, 2015.  These RSU’s vest in four equal annual installments over a four-year period from the grant date.

(9)                   These options were granted on July 21, 2008 and vest quarterly over a three-year period.

(10)              These options were granted on May 11, 2009 and vest quarterly over a three-year period.

(11)              These options were granted on April 8, 2011. One-fourth vest on the one-year anniversary of grant and the remaining vest monthly thereafter over a three-year period.

(12)              These options were granted on February 28, 2012 and vest in four equal annual installments over a four-year period measured from the grant date.

(13)              These options were granted on April 29, 2013 and vest in four equal annual installments over a four-year period measured from the grant date.

Compliance with Code Section 162(m)

Section 162(m) of the Code (“Section 162(m)”) generally disallows a tax deduction to a publicly traded company for compensation in excess of $1 million paid to each of that company’s chief executive officer and four other most highly compensated executive officers.  Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met.  In the year ended December 31, 2015, none of our executive officers received compensation in excess of $1 million.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information regarding the beneficial ownership of our common stock as of January 31, 2016 by (a) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock; (b) each of our named executive officers; (c) each of our directors; and (d) all of our current directors and executive officers as a group. The table is based upon information supplied by directors, executive officers and principal stockholders, and Schedules 13D and 13G filed with the Securities and Exchange Commission.

Percentage ownership in the table below is based on 851,081 shares of common stock outstanding as of January 31, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to the securities held. Any securities not outstanding but which are subject to options or warrants exercisable within 60 days of January 31, 2016 are deemed outstanding and beneficially owned for the purpose of computing the percentage of outstanding common stock beneficially owned by the stockholder holding such options or warrants, but are not deemed outstanding for the purpose of computing the percentage of common stock beneficially owned by any other stockholder.

Unless otherwise indicated, each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned. The address for each director or named executive officer is c/o CombiMatrix Corporation, 310 Goddard, Suite 150, Irvine, California 92618.

Name of Beneficial Owner	No. of Shares Beneficially Owned	Percentage

Officers and Directors
Mark McDonough(1)	11,938	1.4%
Scott R. Burell(2)	5,903	*
Robert E. Hoffman(3)	4,127	*
R. Judd Jessup(4)	3,944	*
Scott Gottlieb, M.D.(5)	1,535	*
Jeremy M. Jones(6)	990	*
Lâle White(7)	241	—
All current directors and executive officers as a group (7 persons)	28,678	3.3%

5% Stockholders Not Listed Above
Edward A. Hamilton(8)	115,230	13.5%
Alpha Capital Anstalt(9)	85,025	9.9%
Entities affiliated with Acuta Capital Partners LLC(10)	56,885	6.7%
Perkins Capital Management, Inc.(11)	69,100	8.1%

*                       Less than 1.0%.

(1)   Includes 3,586 shares of common stock. Also includes options to purchase 6,071 shares of common stock that were exercisable within 60 days of January 31, 2016.  Also includes 2,281 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(2)   Includes 1,631 shares of common stock. Also includes options to purchase 3,106 shares of common stock and warrants to purchase 26 shares of common stock that were exercisable within 60 days of January 31, 2016.  Also includes 1,140 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(3)         Includes 2,118 shares of common stock. Also includes options to purchase 99 shares of common stock and warrants to purchase 1,619 shares of common stock.  Also includes 291 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(4)         Includes 500 shares of common stock. Also includes options to purchase 2,765 shares of common stock and warrants to purchase 388 shares of common stock that were exercisable within 60 days of January 31, 2016. Also includes 291 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.  Shares and warrants are held by the R. Judd & Charlene L. Jessup Trust.

(5)         Includes 513 shares of common stock and options to purchase 731 shares of common stock that were exercisable within 60 days of January 31, 2016. Also includes 291 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(6)         Includes 500 shares of common stock and options to purchase 199 shares of common stock that were exercisable within 60 days of January 31, 2016. Also includes 291 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(7)         Includes options to purchase 33 shares of common stock that were exercisable within 60 days of January 31, 2016. Also includes 241 restricted stock units that are scheduled to vest within 60 days of January 31, 2016.

(8)         Includes 1,128,308 shares jointly held by Mr. Hamilton and his spouse, with whom Mr. Hamilton shares voting and dispositive power over such shares. The reported mailing address for Mr. Hamilton is 5925 Carnegie Boulevard, Suite 200, Charlotte, NC 28210. Information based solely upon investor filings with the SEC.

(9)         The securities held by Alpha Capital Anstalt are subject to a blocker that would prevent Alpha Capital Anstalt’s ownership at any given time from exceeding 9.99% of our outstanding common stock. Absent this blocker and assuming all such securities are convertible or exercisable within 60 days of January 31, 2016, Alpha Capital Anstalt would beneficially own an aggregate of 411,812 shares, or 48%, of our common stock, consisting of an aggregate of 18,965 shares of common stock, 40 shares of common stock issuable upon exercise of warrants issued in our Series A preferred stock financing, 6 shares of common stock issuable upon exercise of additional warrants issued in June 2014, 18,334 shares of common stock issuable upon exercise of warrants issued in our Series B preferred stock financing, 54,646 shares of common stock issuable upon exercise of warrants issued in our Series C preferred stock financing, 129,450 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 68,463 shares of common stock issuable upon conversion of Series E preferred stock, 38,096 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 83,811 shares of common stock issuable upon exercise of private placement warrants issued in April 2015. Konrad Ackermann has voting and investment power over such shares beneficially owned by Alpha Capital Anstalt. The reported mailing address for Alpha Capital Anstalt is Pradafant 7, Furstentums 9490, Vaduz, Liechtenstein. Information based upon investor filings with the SEC.

(10)  The securities held by the entities affiliated with Acuta Capital Partners, LLC (formerly Longwood Capital Partners, LLC) are subject to a blocker that would prevent the exercise and/or conversion of such securities if such entities’ aggregate ownership at any given time would exceed 4.99% of our outstanding common stock after such exercise and/or conversion. Absent such blocker and assuming all such securities are convertible or exercisable within 60 days of January 31, 2016, the entities affiliated with Acuta Capital Partners, LLC together would beneficially own an aggregate of 102,787 shares, or 12.1%, of our common stock, consisting of an aggregate of 59,576 shares of common stock, 19,417 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 8,557 shares of common stock issuable upon conversion of Series E preferred stock, 4,761 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 10,476 shares of common stock issuable upon exercise of private placement warrants issued in April 2015. Of these amounts, absent the blocker and assuming all such securities are convertible or exercisable within 60 days of January 31, 2016, Acuta Capital, LP would beneficially own an aggregate of 50,798 shares, or 5.97%, of our common stock, consisting of 29,261 shares of common stock, 8,418 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 4,707 shares of common stock issuable upon conversion of Series E preferred stock, 2,619 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 5,793 shares of common stock issuable upon exercise of private placement warrants issued in April 2015; Acuta Opportunity Fund, LP would beneficially own an aggregate of 19,159 shares, or 2.25%, of our common stock, consisting of 8,954 shares of common stock, 4,527 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 2,054 shares of common stock issuable upon conversion of Series E preferred stock, 1,142 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 2,482 shares of common stock issuable upon exercise of private placement warrants issued in April 2015; and 2B LLC would beneficially own an aggregate of 32,829 shares, or 3.86%, of our common stock, consisting of 21,360 shares of common stock, 6,472 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 1,797 shares of common stock issuable upon conversion of Series E preferred stock, 1,000 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 2,200 shares of common stock issuable upon exercise of private placement warrants issued in April 2015. Richard Lin is the Managing Member of Acuta Capital Partners, LLC, which has voting and investment power over all of the shares beneficially owned by Acuta Capital, LP, Acuta Opportunity Fund, LP and 2B LLC. Mr. Lin disclaims beneficial ownership over all of the shares beneficially owned by Acuta Capital, LP, Acuta Opportunity Fund, LP and 2B LLC, except to the extent of his pecuniary interest therein. The reported mailing address for Acuta Capital Partners, LLC is 1301 Shoreway Road, Suite 350, Belmont, California 94002. Information based upon investor filings with the SEC.

(11)  Consists of 10,852 shares of common stock, 11,207 shares of common stock issuable upon exercise of warrants issued in our Series A preferred stock financing, 1,680 shares of common stock issuable upon exercise of additional warrants issued in June 2014, 11,004 shares of common stock issuable upon exercise of warrants issued in our Series D preferred stock financing, 6,247 shares of common stock issuable upon conversion of Series E preferred stock, 3,476 shares of common stock issuable upon exercise of warrants issued in our Series E preferred stock financing and 7,647 shares of common stock issuable upon exercise of private placement warrants issued in April 2015. Richard C. Perkins has voting and investment power over the shares. The reported mailing address for Perkins Capital Management, Inc. is 730 Lake Street East, Wayzata, Minnesota 55391. Information based upon investor filings with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

Please refer to Part II, Item 5 of this report for information relating to all of our equity compensation plans.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Since January 1, 2015, there has not been, nor has there been proposed, any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than as described above under Part III, item 11 and other than the transactions described below. Each of the transactions described below was reviewed and approved or ratified by our Audit Committee.

On January 9, 2015, pursuant to the authority granted under our 2006 Stock Incentive Plan, our Compensation Committee granted 11,136 restricted stock units to our Chief Executive Officer, Mark McDonough, 5,568 restricted stock units to our Chief Financial Officer, Scott Burell, and 835 restricted stock units to each of our non-employee Board members.  25% of the shares of common stock subject to the restricted stock units vest on each anniversary of the grant date over a four year period. The restricted stock units may vest on an accelerated basis in accordance with the terms of our 2006 Stock Incentive Plan and our Restated Executive Change of Control Severance Plan and, in the event of death or a permanent disability, the vesting of the restricted stock unit will accelerate by twelve months.

On February 13, 2015, we entered into a securities purchase agreement (the “Series E Purchase Agreement”) with certain accredited institutional pre-existing investors (the “Investors”), including Alpha Capital Anstalt, Acuta Capital Partners (formerly Longwood Capital Partners) and Perkins Capital Management, pursuant to which we sold an aggregate of up to 102,800 shares (the “Common Shares”) of common stock at a price of $26.25 per share, an aggregate of up to 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase up to an aggregate of 46,676 shares of common stock at an exercise price of $29.55 per share (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”).  The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 21.1977 shares of common stock.  Each fixed combination of Series E Preferred Stock and Series E Warrants was sold at a price of $1,000.00.  The Series E Preferred Stock is convertible into an aggregate of 83,871 shares of common stock at an initial conversion price of $26.25 per share.  The Series E Preferred Stock is not convertible into greater than 19.99% (when aggregated with the Common Shares) of our outstanding common stock unless stockholder approval is obtained. The Investors have agreed to be subject to a blocker that would prevent each of their respective common stock ownership at any given time from exceeding 9.99% of our outstanding common stock. The net proceeds to us from the sale and issuance of the Common Shares, Series E Preferred Stock and Series E Warrants, after deducting the offering expenses borne by us, and excluding the proceeds, if any, from the exercise of the Series E Warrants, were approximately $4.7 million.

Each share of Series E Preferred Stock carried a 6% per annum dividend that would begin accruing six months after the closing under the Series E Purchase Agreement and would be payable only in cash, but these dividends have been waived for all time by the holders of Series E Preferred Stock, as described below.  Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock is subject to full ratchet price based anti-dilution protection (subject to the limits imposed by General Instruction I.B.6. of Form S-3).  The Series E Warrants have a 5 ½ year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series E Warrants. The Series E Warrants are not exercisable for the first six months following issuance.  Subject to the beneficial ownership limitation described above, if, after the one year anniversary of the closing, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the exercise price for ten consecutive trading days, then we have the right to, within one trading day thereafter, call for cancellation of up to 50% of the Series E Warrants for consideration equal to $0.001 per share of common stock underlying the Series E Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering the shares of common stock issuable upon exercise of the Series E Warrants or the prospectus contained in the registration statement is not available for the issuance of the shares of common stock issuable upon exercise of the Series E Warrants.

We also agreed with the Investors that while such Investor holds Series E Preferred Stock and Series E Warrants, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we: (i) issue or sell any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business; or (ii) enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price.

We also agreed with the Investors that, except under certain permitted circumstances: (i) until the later of the date that is six months from the closing or 30 days following the date on which less than 7.5% of the Series E Preferred Stock remains outstanding, we will not issue, or enter into any agreement to issue, any shares of common stock or equivalents thereof; (ii) until the time that less than 7.5% of the Series E Warrants remain outstanding, neither we nor our subsidiaries will issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series E Warrants; (iii) until the time that less than 7.5% of the Series E Preferred Stock remains outstanding, neither we nor our subsidiaries will issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the conversion price of the Series E Preferred Stock unless all shares of common stock underlying the Series E Preferred Stock (taking into consideration the effect of the full adjustment of the anti-dilution provisions from such dilutive issuance) are permitted by General Instruction I.B.6. of Form S-3 to be issued under the registration statement; (iv) if we issue or agree to issue securities within the six months following the closing under the Series E Purchase Agreement, and subject to the preexisting rights of other security holders, the Investors shall have the right of first refusal to purchase all of the securities on the same terms, conditions and price provided for in the proposed issuance of securities; and (v) we will indemnify the Investors against certain losses resulting from our breach of any of our representations, warranties, or covenants under agreements with the Investors, as well as under certain other circumstances described in the Series E Purchase Agreement.

Substantially concurrently with the closing of the Series E Financing, on February 13, 2015, we entered into a separate securities purchase agreement (the “Warrant Purchase Agreement”) with selected accredited institutional pre-existing investors (the “Private Placement Investors”), including Alpha Capital Anstalt, Acuta Capital Partners (formerly Longwood Capital Partners) and Perkins Capital Management, pursuant to which we will sell to the Private Placement Investors warrants to purchase up to an aggregate of 102,678 shares of Common Stock (the “Private Placement Warrants”, and the transactions contemplated by the Warrant Purchase Agreement, the “Warrant Financing”).  In consideration of an aggregate of $1,000, we agreed to sell the Private Placement Warrants, which were issued on April 29, 2015 after our stockholders approved amending our Certificate of Incorporation to increase our authorized common stock in an amount sufficient to permit the issuance of the common stock issuable upon exercise of the Private Placement Warrants.

Each Private Placement Warrant has an exercise price of $32.505 per share of common stock (subject to adjustment for stock splits and the like), and will be exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to the beneficial ownership limitation described below.  If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis.  Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the date of entering into the Warrant Purchase Agreement, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the Private Placement Warrant exercise price for ten consecutive trading days, then we may, within one trading day thereafter, call for cancellation of up to 50% of the Private Placement Warrants for consideration equal to $0.001 per share of common stock underlying the Private Placement Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrants.  Subject to limited exceptions, a holder of Private Placement Warrants will not have the right to exercise any portion of its Private Placement Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (which may be increased, but not above 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

For as long as the Private Placement Investors hold any Private Placement Warrants, we will not effect or enter into an agreement to effect a “Variable Rate Transaction,” which means a transaction in which we: (i) issue or sell any convertible securities either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of, or quotations for, the shares of the common stock at any time after the initial issuance of such convertible securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such convertible securities or upon the occurrence of specified or contingent events directly or indirectly related to our business; or (ii) enter into any agreement (including, without limitation, an equity line of credit) whereby we may sell securities at a future determined price.  We also agreed with the Private Placement Investors that, except under certain permitted circumstances until the time that less than 7.5% of the Private Placement Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Private Placement Warrants. We also agreed that the terms of the Warrant Financing will be amended to the reflect the most favorable terms obtained by us in any future equity financing.

In connection with the purchase of the Private Placement Warrants, we agreed to modify previously issued and outstanding warrants held by the Private Placement Investors that were issued on October 1, 2012, March 20, 2013, May 6, 2013 and June 28, 2013, to (i) reduce the exercise prices thereunder to $29.55 and (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification and (iii) extend the exercise period of such modified warrants for an additional six months.

On October 12, 2015, we entered into an Amendment No. 1 to Common Stock Purchase Warrants with each of the holders of (i) the Series E Warrants and (ii) 100,847 of the Private Placement Warrants, to reduce the exercise prices of such warrants to $16.50 per share.  In consideration for entering into such amendments of these warrants, each holder of these warrants agreed to irrevocably waive ab initio and for all time its right to receive cash dividends on its shares of our Series E 6% Convertible Preferred Stock.

On February 4, 2016, we entered into a Series E 6% Convertible Preferred Stock Repurchase Agreement (the “Repurchase Agreement”) with the holders of our outstanding Series E Preferred Stock.  Pursuant to the terms of the Repurchase Agreement, we agreed to pay each holder $300 per share of Series E Preferred Stock in consideration for the right to repurchase such holder’s Series E Preferred Stock at a price per share of $1,000 (the “Repurchase Price”), which was the original price per share paid by the holders for their Series E Preferred Stock in February 2015.  We must repurchase the Series E Preferred Stock within one business day after closing our underwritten public offering.  In connection with entering into the Repurchase Agreement, we were granted certain consents and waivers relating the public offering.  In the event that our public offering is not consummated by the date set forth in the Repurchase Agreement, the Repurchase Agreement will terminate and we will not be obligated to repurchase the Series E Preferred Stock.

On February 27, 2015, pursuant to the authority granted under our 2006 Stock Incentive Plan, our Compensation Committee adopted a 2015 Executive Performance Bonus Plan (the “2015 Bonus Plan”), effective as of January 1, 2015, to provide certain members of our senior management the opportunity to earn incentive bonuses based on our attainment of specific financial performance objectives for 2015. Our Compensation Committee determined that our Chief Executive Officer, Mark McDonough, and our Chief Financial Officer, Scott Burell, are eligible to receive such awards under the 2015 Bonus Plan. A participant’s bonus under the 2015 Bonus Plan will consist of a cash incentive and will be based on achievement of between 89% and 150% of our 2015 net revenue target as determined by our Compensation Committee.  If we achieve 89% of the target net revenue, each of the CEO’s and CFO’s cash bonus will equal $35,000.  If we achieve 90% of the target net revenue, the CEO’s and CFO’s cash bonus will equal $77,500 and $55,000, respectively; if we achieve 100% of the target net revenue, the CEO’s and CFO’s cash bonus will equal $155,000 and $110,000, respectively; if we achieve 110% of the target net revenue, the CEO’s and CFO’s cash bonus will equal $180,000 and $127,500, respectively; if we achieve 130% of the target net revenue, the CEO’s and CFO’s cash bonus will equal $240,000 and $170,500, respectively; and if we achieve 150% of the target net revenue, the CEO’s and CFO’s cash bonus will equal $270,000 and $191,500, respectively (and bonus payments will be computed on a pro rata basis between 101% and 150% of the target achieved).  Cash bonus payments, if earned, will be paid once the Company’s independent auditors have completed their annual audit and the actual 2015 net revenues are known, and will be paid out within seventy-five days following December 31, 2015.  In order to receive a bonus payment, the participant must be employed by us at the time bonuses are computed and distributed.

One of our directors, Lâle White, is the Chief Executive Officer of XIFIN, Inc., a financial cloud computing company.  We utilize XIFIN’s cloud-based billing and revenue cycle management software tools, which resulted in approximately $182,000 of payments made by us to XIFIN during 2015.

Future transactions with our officers, directors or greater than five percent stockholders will be on terms no less favorable to us than could be obtained from independent third parties, and all such transactions will be reviewed and subject to approval by members of our Audit Committee.

Director Independence

Our Board currently consists of six members, four of whom — Messrs. Gottlieb, Hoffman, Jones and Ms. White — our Board has determined to be independent under the rules of the NASDAQ Stock Market.  Mr. Jessup will be considered independent under the rules of the NASDAQ Stock Market beginning March 15, 2016.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

Audit and Audit-Related Fees.  Fees for audit and audit-related services by our principal independent registered public accounting firm, Haskell & White LLP (“H&W”), for the years ended December 31, 2015 and 2014 were as follows:

	2015	2014

Audit fees	$101,000	$101,855
Audit related fees	15,395	65,640

Total audit and audit related fees	$116,395	$167,495

We were not billed for any tax fees or for any other fees from our principal accountants in 2015 or 2014.

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

Determination of Independence

There were no fees billed by H&W for non-audit services.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        (1)           Financial Statements — See “Index to Consolidated Financial Statements” appearing on page F-1.

(2)            Financial Statement Schedules

Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

(3) Exhibits — Refer to Item 15(b) below.

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

3.9

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015

3.10

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.

3.11	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1†

Restated Executive Change in Control Severance Plan, as restated on December 7, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.

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

10.4†	2006 Stock Incentive Plan, as amended (*).
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
10.7

Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

Exhibit Number	Description
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

10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
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
10.42

Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K (File No. 001-33523) filed with the SEC on March 17, 2015.

10.43

Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.

10.44

Form of Amendment No. 1 to February 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.45

Form of Amendment No. 1 to April 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.46

Form of Waiver of Cash Dividends dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.47†	Transaction Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.48

Form of Series E 6% Convertible Preferred Stock Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 5, 2016.

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
101.0

The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

(*)     Included herewith.

†      Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2016	COMBIMATRIX CORPORATION

/s/ MARK MCDONOUGH
Mark McDonough
President and
Chief Executive Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDONOUGH	President and Chief Executive Officer, Director (Principal Executive Officer)	February 18, 2016
Mark McDonough

/s/ SCOTT R. BURELL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	February 18, 2016
Scott R. Burell

/s/ R. JUDD JESSUP	Chairman of the Board	February 18, 2016
R. Judd Jessup

/s/ SCOTT GOTTLIEB, M.D.	Director	February 18, 2016
Scott Gottlieb, M.D.

/s/ JEREMY M. JONES	Director	February 18, 2016
Jeremy M. Jones

/s/ ROBERT E. HOFFMAN	Director	February 18, 2016
Robert E. Hoffman

/s/ LÂLE WHITE	Director	February 18, 2016
Lâle White

COMBIMATRIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CombiMatrix Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation (the “Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombiMatrix Corporation as of December 31, 2015 and December 31, 2014, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has limited working capital and a history of incurring net losses and net operating cash flow deficits.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California
February 18, 2016

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

(In thousands, except share and per share information)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$653	$1,010
Short-term investments	3,248	4,230
Accounts receivable, net of allowance for doubtful accounts of $235 and $241	2,682	2,133
Supplies	418	367
Prepaid expenses and other assets	200	181
Total current assets	7,201	7,921
Property and equipment, net	691	584
Other assets	30	127
Total assets	$7,922	$8,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,591	$1,107
Current portion, long-term debt	193	172
Total current liabilities	1,784	1,279
Capital lease obligations, net of current portion	71	82
Secured promissory note payable, net of current portion	34	151
Deferred rent	177	—
Total liabilities	2,066	1,512

Commitments and contingencies (Notes 9 and 13)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; Series E - 2,202 shares authorized; 2,201.493 and none issued and outstanding	—	—
Common stock; $0.001 par value; 50,000,000 and 25,000,000 shares authorized; 845,374 and 737,528 shares issued and outstanding	13	11
Additional paid-in capital	102,651	96,259
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(96,806)	(89,147)
Total stockholders’ equity	5,856	7,120
Total liabilities and stockholders’ equity	$7,922	$8,632

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015 and 2014

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2015	2014
Revenues:
Diagnostic services	$9,941	$7,893
Royalties	147	149
Total revenues	10,088	8,042
Operating expenses:
Cost of services	5,444	4,432
Research and development	466	725
Sales and marketing	4,979	4,349
General and administrative	5,540	7,176
Patent amortization and royalties	100	114
Impairment of cost-basis investment	97	—
Total operating expenses	16,626	16,796
Operating loss	(6,538)	(8,754)
Other income (expenses):
Interest income	16	23
Interest expense	(79)	(84)
Warrant derivative gains	—	152
Warrant modification charge	—	(44)
Total other income (expense)	(63)	47
Net loss	$(6,601)	$(8,707)

Deemed dividends from issuing and modifying Series E convertible preferred stock and warrants	(1,058)	—
Net loss attributable to common stockholders	$(7,659)	$(8,707)

Basic and diluted net loss per share	$(7.95)	$(11.84)
Deemed dividends from issuing and modifying Series E convertible preferred stock and warrants	(1.27)	—
Basic and diluted net loss per share attributable to common stockholders	$(9.22)	$(11.84)

Basic and diluted weighted average common shares outstanding	830,835	735,284

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2015 and 2014

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2015	2014

Net loss	$(6,601)	$(8,707)
Unrealized gain on short-term investments	1	1
Total comprehensive loss	$(6,600)	$(8,706)

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015 and 2014

(In thousands, except share information)

								Accumulated
	Series D Convertible		Series E Convertible				Additional	Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2013	2,200.7	$—	—	$—	658,035	$10	$95,098	$(4)	$(80,440)	$14,664

Conversion of Series D convertible preferred stock to common stock	(2,200.7)	—	—	—	71,219	1	(1)	—	—	—
Exercise of Series A common stock warrants	—	—	—	—	8,274	—	256	—	—	256
Issuance costs from various securities filings	—	—	—	—	—	—	(82)	—	—	(82)
Reclassification of derivative warrant liability from warrant exercises	—	—	—	—	—	—	416	—	—	416
Warrant modificaiton charge	—	—	—	—	—	—	44	—	—	44
Non-cash stock compensation	—	—	—	—	—	—	528	—	—	528
Unrealized gain on short-term investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(8,707)	(8,707)
Balances, December 31, 2014	—	—	—	—	737,528	11	96,259	(3)	(89,147)	7,120

Issuance of Series E convertible preferred stock and common stock, net	—	—	2,201.493	—	102,800	2	4,681	—	—	4,683
Beneficial conversion feature of Series E convertible preferred stock	—	—	—	(890)	—	—	890	—	—	—
Deemed dividends from issuance of Series E convertible preferred stock	—	—	—	890	—	—	—	—	(890)	—
Deemed dividends from modification of Series E convertible preferred stock and warrants	—	—	—	—	—	—	168	—	(168)	—
Vesting of restricted stock units	—	—	—	—	5,046	—	—	—	—	—
Issuance costs from various securities filings	—	—	—	—	—	—	(34)	—	—	(34)
Non-cash stock compensation	—	—	—	—	—	—	687	—	—	687
Unrealized gain on short-term investments	—	—	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	—	—	(6,601)	(6,601)
Balances, December 31, 2015	—	$—	2,201.493	$—	845,374	$13	$102,651	$(2)	$(96,806)	$5,856

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

(In thousands)

	For the Years Ended December 31,
	2015	2014
Operating activities:
Net loss	$(6,601)	$(8,707)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	297	317
Non-cash stock compensation	687	528
Provision for bad debts	277	303
Impairment of cost-basis investment	97	—
Warrant derivative gains	—	(152)
Warrant modification charge	—	44
Changes in assets and liabilities:
Accounts receivable	(823)	(662)
Supplies, prepaid expenses and other assets	(83)	(169)
Accounts payable, accrued expenses and other	419	(142)
Net cash flows from operating activities	(5,730)	(8,640)
Investing activities:
Purchase of property and equipment	(72)	(210)
Purchase of available-for-sale investments	(4,000)	(6,811)
Sale of available-for-sale investments	4,980	4,250
Net cash flows from investing activities	908	(2,771)
Financing activities:
Proceeds from issuance of Series E convertible preferred stock and common stock	4,900	—
Costs from issuance of Series E convertible preferred stock and common stock	(217)	—
Issuance costs from various securities filings	(34)	—
Proceeds from secured promissory note payable, net of issuance costs	—	328
Repayments of long-term debt	(184)	(248)
Net proceeds from exercise of common stock warrants	—	256
Cost of issuing Series D convertible preferred stock and other	—	(204)
Net cash flows from financing activities	4,465	132
Decrease in cash and cash equivalents	(357)	(11,279)
Cash and cash equivalents, beginning	1,010	12,289
Cash and cash equivalents, ending	$653	$1,010

Cash paid for interest	$40	$50

Non-cash investing and financing activities:
Property and equipment purchased on capital leases	$72	$88
Deemed dividends from issuing and modifying Series E convertible preferred stock and warrants	$1,058	$—
Warrant modifications recognized as non-cash Series E offering-related costs	$336	$—
Tenant improvements recognized as deferred rent	$164	$—
Reclassification of derivative warrant liability to equity from warrant exercises and modifications	$—	$416

The accompanying notes are an integral part of these consolidated financial statements.

See report of independent registered public accounting firm.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 DESCRIPTION OF BUSINESS

CombiMatrix Corporation (the “Company,” “we,” “us” and “our”) was originally incorporated in October 1995 as a California corporation and later reincorporated as a Delaware corporation in September 2000. In December 2002, we merged with, and became a wholly owned subsidiary of Acacia Research Corporation (“Acacia”), and in August 2007, we split-off from Acacia and became publicly traded on The Nasdaq Stock Market.  As a result of the split-off, we ceased to be a subsidiary of, or affiliated with, Acacia.

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

Reverse Stock Split

On January 29, 2016, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our common stock at a ratio of one-for-fifteen (the “Reverse Stock Split”), which became effective at the close of business on that day.  As a result, each share of CombiMatrix common stock outstanding as of January 29, 2016 was automatically changed into one-fifteenth of a share of common stock.  No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant.  The number of shares of common stock subject to outstanding options, warrants and convertible securities were also reduced by a factor of fifteen as of January 29, 2016.  All historical share and per share amounts reflected throughout this document have been adjusted to reflect the Reverse Stock Split.  The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of December 31, 2015, we had cash, cash equivalents and short-term investments of $3.9 million and anticipate that our cash resources will be sufficient to meet our cash requirements into the third quarter of 2016.  As a result, the uncertainty regarding our ability to execute our business plans beyond this point raises substantial doubt about our ability to continue as a going concern.

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

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End.  The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). We have a December 31 year-end.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received.  For the years ended December 31, 2015 and 2014, net positive revenue adjustments were $580,000 and $381,000, respectively.  Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations.  In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.  For the years ended December 31, 2015 and 2014, no single customer represented 10% or more of our revenues.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

During 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the year ended December 31, 2015.

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

Concentration of Credit Risks.  Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits.  We have not experienced any significant losses on our deposits of cash and cash equivalents.  We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from one commercial insurance carrier of $316,000 exceeded 10% of our total accounts receivable balance as of December 31, 2015, and accounts receivable from a different commercial insurance carrier of $318,000 exceeded 10% of our total accounts receivable balance as of December 31, 2014.

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

Supplies.  Supplies inventory, which consists primarily of raw materials to be used in the production of the arrays we use for our tests, is stated at the lower of cost or net realizable value using the first-in, first-out method.

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

	For the Years Ended December 31,
	2015	2014

Risk free interest rate	1.8%	2.3%
Volatility	107.3%	107.7%
Expected term	6.3 years	6.3 years
Expected dividends	0%	0%

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock-based compensation expense for 2015 and 2014 attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014

Cost of services	$32	$17
Sales and marketing	61	67
General and administrative	594	444
Total non-cash stock compensation	$687	$528

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

Advertising.  Costs associated with marketing and advertising of our services are expensed as incurred.  For the years ended December 31, 2015 and 2014, we incurred marketing and advertising expenses of $366,000 and $376,000, respectively.

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

Other Comprehensive Loss.  Components of comprehensive loss include unrealized gains and losses on short-term investments and are included in the consolidated statements of comprehensive loss.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	For the Years Ended December 31,
	2015	2014

Common stock options	69,995	46,060
Restricted stock units	38,795	20,181
Common stock warrants	643,317	493,927
Series E preferred stock convertible into common stock	83,871	—
Excluded potentially dilutive securities	835,978	560,168

Recent Accounting Pronouncements. In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance regarding recognition and measurement of financial assets and financial liabilities.  This guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In September 2015, the FASB issued accounting guidance regarding simplifying the accounting for measurement-period adjustments regarding business combinations.  The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard is effective for us on January 1, 2016.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

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

In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset.  Debt disclosures will include the face amount of the debt liability and the effective interest rate.  The guidance requires retrospective application and represents a change in accounting principle.  This guidance is effective for us in the first quarter of 2016, and early adoption is permitted for financial statements that have not been previously issued.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.              CASH AND SHORT-TERM INVESTMENTS

As of December 31, 2015 and 2014, we held $653,000 and $1.0 million in cash and cash equivalents and $3.2 million and $4.2 million of short-term investments, respectively, which are reported at fair value.  Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
		Unrealized		Fair		Unrealized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$653	$—	$—	$653	$1,010	$—	$—	$1,010
Corporate bonds	—	—	—	—	1,003	—	—	1,003
Certificates of deposit	3,250	—	(2)	3,248	3,230	—	(3)	3,227
	$3,903	$—	$(2)	$3,901	$5,243	$—	$(3)	$5,240

There were no realized gains or losses for the years ended December 31, 2015 and 2014.

4.              FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2015 and 2014, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99	$99	$—	$—
Short-term investments	3,248	—	3,248	—
Total	$3,347	$99	$3,248	$—

		Fair Value Measurements
December 31, 2014	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$676	$676	$—	$—
Short-term investments	4,230	—	4,230	—
Total	$4,906	$676	$4,230	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2015	2014

Laboratory equipment	$1,547	$1,599
Computer hardware and software	261	290
Furniture and fixtures	45	38
Leasehold improvements	396	252
	2,249	2,179
Less - accumulated depreciation and amortization	(1,558)	(1,595)
	$691	$584

Depreciation and amortization expense was $276,000 and $312,000 for the years ended December 31, 2015 and 2014, respectively.  The net book value of assets under capital lease obligations was $156,000 and $159,000 as of December 31, 2015 and 2014, respectively.

6.    BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014

Accounts payable	$713	$381
Payroll and other employee benefits	324	149
Accrued vacation	237	207
Royalties	285	252
Other accrued expenses	32	118
	$1,591	$1,107

7.    INCOME TAXES

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred settlement costs	$492	$797
Stock-based compensation	543	466
Accrued liabilities and other	516	447
Net operating loss carryforwards and credits	67,350	64,804
Total deferred tax assets	68,901	66,514
Less: valuation allowance	(68,891)	(66,514)
Deferred tax assets, net of valuation allowance	10	—
Deferred tax liabilities:
Depreciation and amortization	(10)	—
Net deferred tax liability	$—	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2015	2014

Statutory federal tax rate	(34%)	(34%)
Impact on state tax rates	(2%)	1%
Warrant valuation	0%	(1%)
Cancellation of vested non-qualified stock options	0%	0%
Valuation allowance	34%	29%
Other non deductible permanent items	2%	5%
	0%	0%

At December 31, 2015 and 2014, we had net deferred tax assets totaling approximately $68.9 million and $66.5 million, respectively.  These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities.  At December 31, 2015, we had federal net operating loss carryforwards of approximately $177 million, which begin to expire in 2017 through 2034.  In addition, we have tax credit carryforwards of approximately $5.2 million.  Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code.  The amount of such limitations has not been determined.  Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate.  We have no unrecognized tax benefits as of December 31, 2015 and 2014.

8.     SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date.  The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business.  Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense.  As of December 31, 2015 and 2014, the fair value of the Note approximated its carrying value.  As of December 31, 2015 and 2014, components of the Note were as follows (in thousands):

	December 31,
	2015	2014

Carrying value	$168	$281
Unamortized legal and closing costs	(10)	(18)
	158	263
Less- current portion	(124)	(112)
Long-term portion	$34	$151

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 31, 2015, we had eleven capital leases for laboratory equipment with original purchase amounts totaling $310,000 and with useful lives of five years.  As of December 31, 2015, the remaining lease obligations (including interest charges) were $154,000 with minimum future lease payments shown below.  The weighted average interest rate on the capital lease obligations was 8.2%, based on remaining lease obligations as of December 31, 2015.  The fair value of the capital lease obligations was not significantly different from their carrying amounts for all periods presented.

Future minimum lease payments for all of our facilities and leased equipment are as follows (in thousands):

Years ending December 31:

	Operating	Capital
	Leases	Leases	Total

2016	$153	$78	$231
2017	160	49	209
2018	167	22	189
2019	175	5	180
2020 and thereafter	15	—	15
Total minimum lease payments	$670	154	$824
Less- imputed interest		(14)
Present value of capital lease obligations		140
Less- current portion		(69)
Capital lease obligations, net of current portion		$71

Rent expense for the years ended December 31, 2015 and 2014 was $258,000 and $288,000, respectively.

Executive Severance

We provide certain severance benefits such that if an executive officer of CombiMatrix Corporation is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits.  In addition, we have implemented a Restated Executive Change of Control Severance Plan (as amended, the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of the Company.  Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary (one times annual base salary for the CEO); (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependents for a pre-determined period of time.  Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code.  The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors.  In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements.  The Severance Plan automatically renews annually unless terminated upon 12 months prior written notice.

On December 2, 2015, our Board of Directors adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”).  The Transaction Bonus Plan provides for certain bonus payments to be made, upon the consummation of a qualifying change of control transaction, to certain employees of the Company as shall be determined from time to time by the Compensation Committee of our Board of Directors.  The aggregate value of the bonuses payable under the Transaction Bonus Plan shall not exceed the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction, and the percentage of such bonus pool awarded to each eligible participant shall be determined from time to time by our Compensation Committee.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties.  Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million.  The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018.  Royalty expenses recognized under the agreement were $100,000 in each of the years ended December 31, 2015 and 2014, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

10.  RETIREMENT SAVINGS PLAN

We have an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Retirement Plan”).  The Retirement Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Retirement Plan, subject to certain guidelines issued by the Internal Revenue Service.  We may contribute to the Retirement Plan at the discretion of our board of directors.  There were no contributions made by us during any of the years presented.

11.  STOCKHOLDERS’ EQUITY

On April 28, 2015, our stockholders approved all ballot measures of a special meeting proxy, which included the approval and ratification of the Series E Preferred Stock financing described below as well as the approval to increase our authorized capital stock from 25 million shares to 50 million shares.  Our authorized capital was not affected by the Reverse Stock Split.

On June 17, 2015, our stockholders approved all ballot measures of our annual meeting proxy, which included an increase to the common stock share reserves under our 2006 Stock Incentive plan from 133,333 shares to 200,000 shares.

As previously discussed above, on January 29, 2016, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the one-for-fifteen Reverse Stock Split.  The following discussion regarding shares of common stock and per share amounts are reflective of the Reverse Stock Split.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series A Convertible Preferred Stock and Warrants Financing

During the fourth quarter of 2012, we issued Series A convertible preferred stock (the “Series A Stock”) and warrants to purchase common stock (the “Series A Warrants”) to certain accredited investors (the “Series A Investors”) for gross proceeds of $2.5 million.  During the fourth quarter of 2012 and the first quarter of 2013, all of the Series A Stock converted into 83,000 shares of common stock, and during 2013, 80,000 shares of common stock were issued from the exercise of the Series A Warrants, leaving Series A Warrants to purchase approximately 20,000 shares of common stock unexercised as of December 31, 2013.   During 2014, Series A Investors exercised Series A Warrants to purchase 8,274 shares of our common stock, resulting in proceeds of $256,000 to us.  The Series A Warrants originally had a 5½ year term, price anti-dilution protection and exercise prices of $142.50 (from the first closing) and $35.40 (from the second closing).  See below for further discussion of modifications made to the Series A Warrants as a result of the Series D preferred stock financing and private placement warrants financing executed in December 2013 and February 2015, respectively.

For as long as the Series A Warrants remain unexercised through their expiration date, we may not sell securities at an effective price per share of less than $73.65 except for certain exempt issuances, unless waivers from the Series A Investors are obtained.  Also, prior to a modification we made to the Series A Warrants in June 2014 (the “Modification”) the exercise price of the Series A Warrants and the number of shares of common stock underlying the Series A Warrants were subject to full-ratchet anti-dilution adjustments in the event we issued securities, other than certain exempted issuances, at a price below the then current exercise price of the Series A Warrants.

We account for stock purchase warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreements.  Under applicable accounting guidance, stock warrants must be accounted for as derivative financial instruments if the warrants contain full-ratchet anti-dilution provisions, which preclude the warrants from being considered indexed to our own stock.  Prior to June 2014 (the “Modification Date”), the Series A Warrants issued to Series A Investors contained such provisions, thus requiring us to treat them as derivative financial instruments, to be recorded at fair value at each reporting date, with the corresponding adjustment reflected as a non-operating credit or charge in the consolidated statement of operations.  We valued the Series A Warrants using the Monte-Carlo simulation method using the following assumptions immediately prior to the Modification Date:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatilities commensurate with the term of the Series A Warrants of 129.6%; (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%; and (v) simulated anti-dilution impact assuming various probabilities that we will raise additional capital by issuing equity securities at prices above or below the current contractual Series A Warrant exercise prices during the Series A Warrant terms.  The result of this valuation simulation was to value the remaining Series A Warrants held by Series A Investors at $281,000 as of the Modification Date.  As a result, warrant derivative gains of $152,000 were recognized, and the remaining $281,000 was reclassified to additional paid-in capital.  As a result of a similar valuation analysis performed during the first quarter ended March 31, 2014, the combined warrant derivative gains recognized in our consolidated statements of operations and the amount of warrant derivative liabilities reclassified to stockholders’ equity resulting from Series A Warrant exercises for the year-ended December 31, 2014 was $152,000 and $416,000, respectively.  The additional Series A Warrants to purchase 1,687 shares of common stock issued to Series A Investors as consideration for agreeing to the Modification were valued using the Black-Scholes valuation model, using the following assumptions as of the Modification Date:  (i) closing stock price and Series A Warrant contractual exercise price; (ii) term to expiration commensurate with the individual Series A Warrant terms of 3.8 years; (iii) historical volatility commensurate with the term of the Series A Warrants of 129.6%; and (iv) risk-free interest rates commensurate with the term of the Series A Warrants of 1.2%.  The resulting valuation of $44,000 was recognized as a non-operating charge in our consolidated statement of operations for the year ended December 31, 2014.

There were no subsequent warrant derivative gains or charges recognized subsequent to the Modification Date in 2014 nor in 2015 as we no longer hold derivative instruments that require mark-to-market accounting.

Series B Convertible Preferred Stock Financing

On March 19, 2013, we entered into a securities purchase agreement with an existing institutional investor (the “Series B Investor”) to purchase 8,666 shares of common stock at a price of $45.75 per share and approximately 1,610.4 units consisting of, in the aggregate, Series B 6% convertible preferred stock (the “Series B Stock”) and warrants to purchase up to 18,333 shares of common stock at an original exercise price of $52.35 per share (the “Series B Warrants”) in a registered direct offering (the “Series B Financing”) of securities sold off of our existing shelf registration statement on Form S-3.  The Series B Financing closed on March 20, 2013, netting approximately $1.8 million of proceeds to us.  The Series B Stock was initially convertible into an aggregate of 35,200 shares of common stock at an initial conversion price of $45.75 per share.  During 2013, the Series B Investor converted all of the Series B Stock into common stock.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series B Warrants originally had a 5½ year term as well as a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series B Warrants.  The Series B Warrants are not subject to price anti-dilution protection.  We also agreed with the Series B Investor pursuant to the Series B Purchase Agreement that, except under certain permitted circumstances, until the time that less than 7.5% of the Series B Warrants remain outstanding, neither we nor our subsidiaries shall issue, or enter into any agreement to issue, common stock or equivalents thereof at a price below the exercise price of the Series B Warrants. See below for further discussion of modifications made to the Series B Warrants as a result of the private placement warrants financing executed in February 2015.

Series C Convertible Preferred Stock Financing

On May 3, 2013, we entered into a securities purchase agreement with two accredited investors (the “Series C Investors”), pursuant to which we sold and issued 1,200 shares of Series C 6% convertible preferred stock (the “Series C Stock”) to the Series C Investors at a purchase price of $1,000 per share in an initial closing that occurred on May 6, 2013 (the “Series C First Closing”) and sold and issued 1,200 additional shares of Series C Stock to the Series C Investors on June 28, 2013 at a purchase price of $1,000 per share after stockholder approval was obtained on June 27, 2013 (the “Series C Second Closing”) (combined, the “Series C Financing”). After certain offering-related costs paid, the net proceeds from the Series C Financing were approximately $2.14 million.  During 2013, the Series C Investors converted all 2,400 shares of Series C Stock into 55,990 shares of common stock.

In addition to the issuance of the Series C Stock, we issued warrants at the Series C First Closing to purchase 32,788 shares of our common stock with an original exercise price of $56.55 per share and at the Series C Second Closing, we issued additional warrants to purchase 32,788 shares of our common stock with an original exercise price of $53.25 per share (collectively, the “Series C Warrants”).  The Series C Warrants originally had a 5½ year term, were not exercisable for the first six months following issuance and included a cashless exercise provision, which is only applicable if the common stock underlying the Series C Warrants is not subject to an effective registration statement or otherwise cannot be sold without restriction pursuant to Rule 144.  Until all Series C Investors no longer hold Series C Warrants:  (i) we may not sell any variable rate securities except for certain exempt issuances; and (ii) if we enter into a subsequent financing on more favorable terms than the Series C Financing, then the agreements between us and the Series C Investors will be amended to include such more favorable terms.  In addition, until 7.5% or less of the Series C Warrants remain unexercised, we may not sell any dilutive securities, except for certain exempt issuances.  See below for further discussion of modifications made to the Series C Warrants as a result of the private placement warrants financing executed in February 2015.

Series D Convertible Preferred Stock Financing

On December 20, 2013 (the “Series D Closing”), we closed an underwritten public offering (the “Series D Offering”) and issued 12,000 units of securities to investors, with each unit consisting of: (i) one share of Series D preferred stock (“Series D Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $30.90, which was 72.5% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on December 16, 2013, the date we executed the underwriting agreement (“UA date”); and (ii) one warrant exercisable for 32.3625 shares of our common stock, at an exercise price per share equal to $46.80 (“Series D Warrants”), which was 110% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The shares of common stock underlying the Series D Stock and Series D Warrants were registered on Form S-1, which was declared effective by the SEC on December 16, 2013. The Series D Stock was immediately convertible and the Series D Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series D Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 388,365 shares of common stock issuable upon conversion of the Series D Stock and up to 388,365 shares of common stock issuable upon exercise of the Series D Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in net proceeds received by us of $10.7 million.  From the time of the Series D Closing through the first quarter of 2014, all of the Series D Stock had converted into 388,365 shares of common stock. Also as a result of the Series D Offering, the exercise price of the then outstanding Series A Warrants automatically ratcheted down by their terms from their then exercise price of $42.90 per share to an adjusted exercise price of $30.90 per share, and the underlying shares exercisable was automatically increased by 5,460 shares.  A registration statement on Form S-3 was filed in order to register these additional shares for resale pursuant to the terms of our original Series A offering documents. The Series E convertible preferred stock financing described below did not impact any of the terms of the Series D Warrants currently outstanding.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which we sold 102,800 shares common stock at a price of $26.25 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 46,676 shares of common stock initially at an exercise price of $29.55 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”).  The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 21.1977 shares of common stock.  Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000.  The Series E Preferred Stock sold is convertible into 83,871 shares of common stock at an initial conversion price of $26.25 per share.  The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors.  After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million.  Given that the effective conversion price of the Series E Preferred Stock, inclusive of amounts allocated to common stock and Series E Warrants, was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000.  Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

The Series E Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to our common stock with respect to dividends and with respect to distributions upon our deemed dissolution, liquidation or winding-up.  Each share of Series E Preferred Stock had initially carried a 6% per annum dividend that would begin accruing six months after the Series E Closing Date and would be payable only in cash, but these dividends have been waived for all time by the holders of Series E Preferred Stock, as described below.  Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock is subject to full ratchet price based anti-dilution protection, subject to certain limitations.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Series E Investors agreed to be subject to a blocker that would prevent each of their respective common stock ownership at any given time from exceeding 4.99% (which may be increased, but not above 9.99%) of our outstanding common stock.  We agreed to seek stockholder approval at a special stockholders’ meeting held on April 28, 2015 for the terms of the Series E Preferred Stock and the issuance and delivery in the aggregate of that number of shares of common stock exceeding 19.99% of the outstanding shares of common stock upon conversion of the Series E Preferred Stock and exercise of the Series E Warrants.  As discussed above, the terms of the Series E Financing were approved by our stockholders at the April 28, 2015 special meeting.

The Series E Financing was effected as a takedown off our shelf registration statement on Form S-3, which became effective on October 2, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2015.

See below for modifications made to the Series E Preferred Stock and the Series E Warrants.

Private Placement Warrant Financing

Substantially concurrently with the closing of the Series E Financing, on February 13, 2015, we entered into a separate securities purchase agreement (the “Warrant Purchase Agreement”) with selected accredited institutional pre-existing investors (the “Private Placement Investors”), pursuant to which we agreed to sell to the Private Placement Investors warrants to purchase 102,678 shares of Common Stock (the “Private Placement Warrants”, and the transactions contemplated by the Warrant Purchase Agreement, the “Warrant Financing”).  In consideration of an aggregate of $1,000, we had agreed to sell the Private Placement Warrants, which would not be issued unless and until our stockholders approved amending our Certificate of Incorporation to increase our authorized common stock to permit the issuance of the common stock issuable upon exercise of the Private Placement Warrants (the “Charter Amendment”).  We estimated the fair value of the Private Placement Warrants using the Black-Scholes valuation model to be $1.82 million, which was classified as a warrant subscription payable within additional paid-in capital in our consolidated balance sheet using the following assumptions:  (i) closing stock price and Private Placement Warrants contractual exercise price; (ii) 5.5 year term; (iii) historical volatilities commensurate with the term of the Private Placement Warrants of 113.2%; and (iv) risk-free interest rates commensurate with the term of the Private Placement Warrants of 1.5%.  We allocated the proceeds received from the Series E Financing to the Private Placement Warrants based on the relative fair value of the instruments issued to the Series E Investors.  As a result of the special stockholders meeting held on April 28 2015 discussed above, we issued the Private Placement Warrants to the Private Placement Investors and the warrant subscription payable was reclassified to additional paid-in capital.

Each Private Placement Warrant initially had an exercise price of $32.505 per share of common stock (subject to adjustment for stock splits and the like), which was 110% of the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Warrant Purchase Agreement, and is exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to the beneficial ownership limitation described below.  The Private Placement Warrants are not subject to price based anti-dilution protection.  If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis.  When exercised on a cashless basis, a portion of the Private Placement Warrant is cancelled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise.  Subject to the beneficial ownership limitation described below, if, after the one year anniversary of the date of entering into the Warrant Purchase Agreement, the volume weighted average price of our common stock on Nasdaq exceeds 200% of the Private Placement Warrant exercise price for ten consecutive trading days, then we may, within one trading day thereafter, call for cancellation of up to 50% of the Private Placement Warrants for consideration equal to $0.001 per share of common stock underlying the Private Placement Warrants.  We may not exercise our call rights if, among other things, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrants.  Subject to limited exceptions, a holder of Private Placement Warrants will not have the right to exercise any portion of its Private Placement Warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (which may be increased, but not above 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

See below for modifications made to the Private Placement Warrants.

Modification of Certain Other Outstanding Warrants

In connection with the purchase of the Private Placement Warrants, we modified previously issued and outstanding warrants held by the Private Placement Investors that were issued in connection with the Series A, Series B and Series C financings described above, to (i) reduce the exercise prices thereunder to $29.55, which represents the consolidated closing bid price of our common stock on Nasdaq immediately prior to the date we entered into the Warrant Purchase Agreement; (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification; and (iii) extend the exercise period of such modified warrants for an additional six months (such modifications, collectively, the “Warrant Price Modifications”).  Separately, we also agreed to a Warrant Price Modification with a holder of Series C Warrants solely in consideration for such holder’s waiver of certain preemptive rights.  We estimated the change in fair value of these warrants immediately prior to and immediately subsequent to the Warrant Price Modification to be $336,000, and such amount has been recorded as a non-cash equity offering cost.

Series E Modifications

On October 12, 2015, we entered into an Amendment No. 1 to Common Stock Purchase Warrants (the “Warrants Amendment”) with each of the holders of the Series E Warrants and each of the holders of the Private Placement Warrants.  Under the terms of the Warrants Amendment, all of the Series E Warrants and 100,847 of the Private Placement Warrants had their exercise prices reduced to $16.50 per share.  Accordingly, with respect to the Private Placement Warrants, 100,847 of the Private Placement Warrants have an exercise price of $16.50 per share and 1,831 of the Private Placement Warrants retain their original exercise price of $32.505 per share.  In consideration for entering into the Warrants Amendment, each Series E Investor agreed to irrevocably waive ab initio and for all time its right to receive cash dividends on its shares of our Series E Preferred Stock.  As a result, no dividends relating to the Series E Preferred Stock were recognized in our consolidated financial statements for 2015, nor do we expect to recognize any Series E Preferred Stock dividends in the future from executing the Warrants Amendment.

We estimated the change in fair value of the Series E Warrants and the affected Private Placement Warrants prior to and immediately subsequent to the Warrants Amendment to be $168,000, which was recognized as a deemed dividend and as an increase to additional paid-in capital during the fourth quarter of 2015.

Warrants

Outstanding warrants to purchase our common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	December 31,		Exercise
	2015	2014	Price	Expiration
Equity-classified warrants:
April 2015	100,847	—	$16.50	August 2020
April 2015	1,831	—	$32.51	August 2020
February 2015	46,676	—	$16.50	August 2020
June 2014	1,690	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	32,788	32,788	$29.55	June 2019
May 2013	32,788	32,788	$29.55	May 2019
March 2013	18,334	18,334	$29.55	March 2019
October 2012	11,252	11,252	$29.55	September 2018
April 2011	8,746	8,746	$321.00	April 2016
Total - all warrants	643,317	493,963

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  EQUITY-BASED COMPENSATION

Our employees participate in the CombiMatrix Corporation 2006 Stock Incentive Plan (the “CombiMatrix Plan”), which was approved by our board of directors in 2006.  In addition, during 2005, the board of directors of our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., approved the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the “CMDX Plan”).  Our board of directors believes that granting employees stock-based awards from the CombiMatrix Plan is in the best interest of our Company and our stockholders.  No awards have been granted to the CMDX Plan since 2010, and it is no longer being utilized.

CombiMatrix Corporation 2006 Stock Incentive Plan

The CombiMatrix Plan is administered by the Compensation Committee (the “Committee”) of our Board of Directors.  The Committee determines which eligible individuals are to receive option grants or stock issuances under the CombiMatrix Plan, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

The CombiMatrix Plan is divided into two separate equity incentive programs:  a discretionary option grant / stock appreciation right program and a stock issuance program.  To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation.  Under the discretionary option grant program, the Committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in our employ (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date.  Options are generally exercisable over a three- or four-year vesting term following the date of grant and expire ten years after the grant date.  The Committee may grant other forms of equity based compensation, such as restricted stock units (“RSU’s”), which the Committee awarded to certain executives and directors of the Company for the first time during 2014.  RSUs vest in equal annual installments over a four-year period following the date of grant.  At December 31, 2015, there were 194,039 authorized shares under the CombiMatrix Plan, with 85,249 shares available for grant.

The following is a summary of the stock option activities under the CombiMatrix Plan for 2015 and 2014:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(‘000s)
Balance at December 31, 2013	42,535	$161.85	8.7 years	$1
Granted	10,565	$43.05
Exercised	—	$—
Forfeited	(6,903)	$58.35
Cancelled	(407)	$466.35
Balance at December 31, 2014	45,790	$147.30	8.0 years	$—
Granted	42,149	$24.00
Exercised	—	$—
Forfeited	(16,811)	$44.40
Cancelled	(1,133)	$45.30
Balance at December 31, 2015	69,995	$99.19	8.2 years	$—
Exercisable at December 31, 2014	11,477	$435.75	6.3 years	$—
Exercisable at December 31, 2015	17,372	$309.00	6.0 years	$—

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information related to options granted under the CombiMatrix Plan for 2015 and 2014 is as follows:

	December 31,
	2015	2014

Weighted average fair values of options granted	$18.47	$36.00
Options granted with exercise prices:
Greater than market price on the grant date	—	—
Equal to market price on the grant date	42,149	10,566
Less than market price on the grant date	—	—

The aggregate fair value of options vested during the years ended December 31, 2015 and 2014 was $321,000 and $359,000, respectively.  As of December 31, 2015, the total unrecognized compensation expense related to non-vested stock option awards was $1.2 million, which is expected to be recognized over a weighted average term of approximately 2.5 years.

The following is a summary of the RSU activities under the CombiMatrix Plan for 2015 and 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Nonvested RSU’s at December 31, 2013	—	$—
Granted	25,345	$42.45
Vested	—	$—
Cancelled	(5,166)	$42.15
Nonvested RSU’s at December 31, 2014	20,179	$42.45
Granted	26,445	$23.85
Vested	(5,046)	$42.45
Cancelled	(2,783)	$23.70
Nonvested RSU’s at December 31, 2015	38,795	$31.20

As of December 31, 2015, the total unrecognized compensation expense related to RSUs was $950,000, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above.  At December 31, 2015, there were 4.0 million authorized shares available under the CMDX Plan, with approximately 3.8 million shares available for grant.  However, our Board of Directors has no intention of utilizing this plan in the future.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of stock option activities for the CMDX Plan for 2015 and 2014:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(‘000s)
Balance at December 31, 2013	291,000	$0.34	2.1 years	$51
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Balance at December 31, 2014	291,000	$0.34	2.1 years	$51
Granted	—	$—
Exercised	—	$—
Cancelled	(140,000)	$0.16
Balance at December 31, 2015	151,000	$0.50	0.4 years	$36
Exercisable at December 31, 2014	241,000	$0.30	1.1 years	$50
Exercisable at December 31, 2015	101,000	$0.50	0.4 years	$24

There were no option grants during 2015 or 2014 under the CMDX Plan.  The fair value of options vested during the years ended December 31, 2015 and 2014 was not significant.  As of December 31, 2015, the total unrecognized compensation expense related to non-vested stock option awards was not significant.

Stock Option Awards Granted to Non-Employees

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under “Stock-Based Compensation.” For the years ended December 31, 2015 and 2014, non-cash charges recognized from stock option awards granted to non-employees was not significant.

13.  SUBSEQUENT EVENT

On February 4, 2016, we entered into a Series E 6% Convertible Preferred Stock Repurchase Agreement (the “Repurchase Agreement”) with the Series E Investors of its outstanding Series E Preferred Stock.  Pursuant to the terms of the Repurchase Agreement, the we agreed to pay each Series E Investor $300 per share of Series E Preferred Stock, or approximately $656,000, in consideration for the right to repurchase such Series E Investor’s Series E Preferred Stock at a price per share of $1,000 (the “Repurchase Price”), which was the original price per share paid by the Series E Investors for their Series E Preferred Stock in February 2015.  We must repurchase the Series E Preferred Stock within one business day after closing of a public offering.  In connection with entering into the Repurchase Agreement, we were granted certain consents and waivers relating to a public offering.  In the event that a public offering is not consummated by the date set forth in the Repurchase Agreement, the Repurchase Agreement will terminate and we will not be obligated to repurchase the Series E Preferred Stock.  By entering into the Repurchase Agreement, we have averted the potentially significant dilution that would have occurred from the full ratchet of the conversion price of the Series E Preferred Stock upon closing of a public offering.

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

3.9

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015

3.10

Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.

3.11	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1†

Restated Executive Change in Control Severance Plan, as restated on December 7, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.

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

10.4†	2006 Stock Incentive Plan, as amended (*).
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
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

Exhibit Number	Description
10.12	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
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

10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
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

10.38	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company’s Current

Exhibit Number	Description
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
10.42

Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report of Form 10-K (File No. 001-33523) filed with the SEC on March 17, 2015.

10.43

Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.

10.44

Form of Amendment No. 1 to February 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.45

Form of Amendment No. 1 to April 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.46

Form of Waiver of Cash Dividends dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.

10.47†	Transaction Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.48

Form of Series E 6% Convertible Preferred Stock Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 5, 2016.

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
101.0

The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations for the Years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015 and 2014 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

(*)     Included herewith.

†      Denotes management contract or compensatory plan or arrangement.