Form 10-Q
period 2016-03-31
CombiMatrix Corp
filed 2016-05-10
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 001-33523

COMBIMATRIX CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0899439
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

310 Goddard, Suite 150,
Irvine, CA	92618
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 753-0624

N/A

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 6, 2016, 1,335,493 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,608	$653
Short-term investments	1,000	3,248
Accounts receivable, net of allowance for doubtful accounts of $292 and $235	3,067	2,682
Supplies	559	418
Prepaid expenses and other assets	197	200
Total current assets	10,431	7,201
Property and equipment, net	743	691
Other assets	30	30
Total assets	$11,204	$7,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$2,101	$1,591
Current portion, long-term debt	190	193
Total current liabilities	2,291	1,784
Capital lease obligations, net of current portion	57	71
Secured promissory note payable, net of current portion	3	34
Deferred rent	170	177
Total liabilities	2,521	2,066

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized;
Series F - 8,000 shares authorized; 7,184 and none issued and outstanding	-	-
Series E - 2,202 shares authorized; none and 2,201.493 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 1,067,788 and 845,374 shares issued and outstanding	13	13
Additional paid-in capital	108,610	102,651
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(99,940)	(96,806)
Total stockholders’ equity	8,683	5,856
Total liabilities and stockholders’ equity	$11,204	$7,922

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Diagnostic services	$2,930	$2,287
Royalties	42	42
Total revenues	2,972	2,329

Operating expenses:
Cost of services	1,419	1,230
Research and development	143	157
Sales and marketing	1,336	1,190
General and administrative	1,526	1,475
Patent amortization and royalties	25	25
Total operating expenses	4,449	4,077
Operating loss	(1,477)	(1,748)

Other income (expense):
Interest income	4	3
Interest expense	(18)	(20)
Total other income (expense)	(14)	(17)
Net loss	$(1,491)	$(1,765)

Deemed dividend paid for right to repurchase Series E convertible preferred stock	$(656)	$-
Deemed dividend from issuing Series E convertible preferred stock and warrants	890	(890)
Deemed dividend from issuing Series F convertible preferred stock and warrants	(1,877)	-
Net loss attributable to common stockholders	$(3,134)	$(2,655)

Basic and diluted net loss per share	$(1.73)	$(2.24)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	(0.76)	-
Deemed dividend from issuing Series E convertible preferred stock	1.03	(1.13)
Deemed dividend from issuing Series F convertible preferred stock	(2.17)	-
Basic and diluted net loss per share attributable to common stockholders	$(3.63)	$(3.37)

Basic and diluted weighted average common shares outstanding	863,931	786,431

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net loss	$(1,491)	$(1,765)
Unrealized gain on available-for-sale securities	2	4
Total comprehensive loss	$(1,489)	$(1,761)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(1,491)	$(1,765)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	64	90
Non-cash stock compensation	215	175
Provision for bad debts	118	50
Changes in assets and liabilities:
Accounts receivable	(503)	(182)
Supplies, prepaid expenses and other assets	(163)	(19)
Accounts payable, accrued expenses and other	87	472
Net cash flows from operating activities	(1,673)	(1,179)
Investing activities:
Purchase of property and equipment	(12)	(47)
Sale of available-for-sale investments	2,250	2,235
Net cash flows from investing activities	2,238	2,188
Financing activities:
Proceeds from issuance of Series F convertible preferred stock and common stock warrants	8,000	-
Costs from issuance of Series F convertible preferred stock and common stock warrants	(720)	-
Repurchase of Series E convertible preferred stock and dividends	(2,842)	-
Proceeds from issuance of Series E convertible preferred stock, common stock and warrants	-	4,900
Costs from issuance of Series E convertible preferred stock, common stock and warrants	-	(142)
Repayments of long-term debt	(48)	(43)
Net cash flows from financing activities	4,390	4,715

Change in cash and cash equivalents	4,955	5,724
Cash and cash equivalents, beginning	653	1,010
Cash and cash equivalents, ending	$5,608	$6,734

Non-cash financing activities:
Deemed dividends from issuing Series E convertible preferred stock	$(890)	$890

Deemed dividends from issuing Series F convertible preferred stock	$1,877	$-

Accrued public offering costs	$311	$-

Accrued property, plant and equipment	$112	$-

Warrant modifications recognized as Series E offering-related costs	$-	$336

Tenant improvements recognized as deferred rent	$-	$164

Acqusitions of property and equipment from capital leases and deposits	$-	$105

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

Description of the Company

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in pre-implantation genetic diagnostics and screening, miscarriage analysis, prenatal and pediatric diagnostics, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including chromosomal microarray analysis, standardized and customized fluorescent in-situ hybridization (“FISH”) and high resolution karyotyping. We emphasize support for healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high technology driven answers, with a high degree of assistance for the ordering physician and staff. Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, as reported by us in our Annual Report on Form 10-K filed with the SEC on February 18, 2016. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2016, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. On March 31, 2016, we had cash, cash equivalents and short-term investments of $6.6 million and anticipate that our cash and cash equivalent balances will be sufficient to meet our cash requirements for at least the next twelve months. In order for us to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Our business operations are also subject to certain risks and uncertainties, including:

●	market acceptance of our technologies and services;

●	technological advances that may make our technologies and services obsolete or less competitive;

●	increases in operating costs, including costs for supplies, personnel and equipment;

●	variability in third-party reimbursement of our tests;

●	the availability and cost of capital; and

●	governmental regulation that may restrict our business.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the three months ended March 31, 2016 and 2015, net positive revenue adjustments were $400,000 and $127,000, respectively. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. No single customer exceeded 10% of revenues for the quarter ended March 31, 2016. For the quarter ended March 31, 2015, 11% of our revenues were from one customer.

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

As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1:	Observable market inputs such as quoted prices in active markets;

●	Level 2:	Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, such as quoted prices for similar assets or liabilities; and

●	Level 3:	Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. As of March 31, 2016, accounts receivable from one commercial insurance carrier of $398,000 exceeded 10% of our total accounts receivable balance. As of December 31, 2015, accounts receivable from the same commercial insurance carrier of $316,000 exceeded 10% of our total accounts receivable balance.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Accounts Receivable and Allowance for Doubtful Accounts. For our contracted third-party payors, governmental payors or direct-bill customers, accounts receivable are stated at principal amounts and are primarily comprised of amounts contractually due from customers for services performed. For our non-contracted payors, accounts receivable are stated at amounts expected to be collected based upon historical collection experience with the third-party payor. The payment realization cycle for certain governmental and commercial insurance payors can be lengthy, involving denial, appeal and adjudication processes, and is subject to periodic adjustments that may be significant. Accounts receivable are periodically written off when identified as uncollectible after appropriate collection efforts have been exhausted. Such write-offs increase the contractual allowances (which reduce revenues) for those accounts in the period of adjustment. Collection of governmental, private health insurer, and client receivables are generally a function of providing complete and correct billing information to the insurers and clients within the filing deadlines required by each payor.

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

Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	For The Three Months
	Ended March 31,
	2016	2015

Cost of services	$16	$5
Research and development	-	-
Sales and marketing	27	26
General and administrative	172	144
Total non-cash stock compensation	$215	$175

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Common stock options	75,163	60,807
Restricted stock units	27,848	41,584
Common stock warrants	2,710,500	540,639
Series E preferred stock convertible into common stock	-	83,871
Series F preferred stock convertible into common stock	1,856,324	-
Excluded dilutive securities	4,669,835	726,901

Segments. We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding employee share-based payment accounting. The guidance is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The standard is effective for the Company on January 1, 2017. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In February 2016, the FASB issued guidance regarding leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for the Company beginning January 1, 2019, and we are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued accounting guidance regarding recognition and measurement of financial assets and financial liabilities. This guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In July 2015, the FASB issued accounting guidance regarding simplifying the measurement of inventory. The new guidance applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using first-in, first-out or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard will be effective for us on January 1, 2017. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The guidance requires retrospective application and represents a change in accounting principle. This guidance is effective for us in the first quarter of 2016. Implementation of this guidance did not have a material impact on our consolidated financial statements.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. CASH AND SHORT-TERM INVESTMENTS

As of March 31, 2016, we held $5.6 million in cash and cash equivalents and $1.0 million of short-term investments, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016				December 31, 2015
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$5,608	$-	$-	$5,608	$653	$-	$-	$653
Corporate bonds	-	-	-	-	-	-	-	-
Certificates of deposit	1,000	-	-	1,000	3,250	-	(2)	3,248
	$6,608	$-	$-	$6,608	$3,903	$-	$(2)	$3,901

There were no realized gains or losses for the periods ended March 31, 2016 or 2015.

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
March 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,022	$3,022	$-	$-
Short-term investments	1,000	-	1,000	-
Total	$4,022	$3,022	$1,000	$-

		Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99	$99	$-	$-
Short-term investments	3,248	-	3,248	-
Total	$3,347	$99	$3,248	$-

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital leases and the secured promissory note approximate fair value due primarily to the short-term nature of these financial instruments.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

5. SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of March 31, 2016 and December 31, 2015, components of the Note were as follows (in thousands):

	March 31, 2016	December 31, 2015

Carrying value	$138	$168
Unamortized legal and closing costs	(8)	(10)
	130	158
Less- current portion	(127)	(124)
Long-term portion	$3	$34

6. STOCKHOLDERS’ EQUITY

Series A through E Convertible Preferred Stock and Warrants Financings

Between 2012 and 2015, we executed several financing transactions whereby we issued convertible preferred stock and warrants to purchase common stock to investors. As of March 31, 2016, none of the Series A through E convertible preferred stock remained outstanding (see further discussion of the Series E convertible preferred stock below). For as long as the Series A warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at a price per share below the $73.65 exercise price of the Series A warrants, unless waivers from the Series A investors are obtained. Until the time that less than 7.5% of the Series B, C and E warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at prices per share below the $29.55, $29.55 and $32.51 exercise prices of the Series B, C and E warrants, respectively, unless waivers from the Series B, C and E investors are obtained. In addition, until there are no longer Series A, C and E warrants outstanding we may not sell any variable rate securities except for certain exempt issuances.

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which we sold 102,800 shares common stock at a price of $26.25 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 46,676 shares of common stock initially at an exercise price of $29.55 per share, which was the consolidated closing bid price of our common stock on Nasdaq immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”). The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 21.1977 shares of common stock. Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000. The Series E Preferred Stock sold was convertible into 83,871 shares of common stock at an initial conversion price of $26.25 per share. The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors. After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million. Given that the effective conversion price of the Series E Preferred Stock, inclusive of amounts allocated to common stock and Series E Warrants, was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000. Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

Each share of Series E Preferred Stock had initially carried a 6% per annum dividend that would begin accruing six months after the Series E Closing Date and would be payable only in cash, but these dividends had been waived for all time by the holders of Series E Preferred Stock, as described below. Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series E Preferred Stock for ten consecutive trading days, the Series E Preferred Stock was subject to full ratchet price based anti-dilution protection, subject to certain limitations.

The Series E Warrants issued have a 5 ½ year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series E Warrants. The Series E Warrants are not subject to price based anti-dilution protection.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series E Financing was effected as a takedown off our shelf registration statement on Form S-3, which initially became effective on October 2, 2014, pursuant to a prospectus supplement filed with the Securities and Exchange Commission on February 13, 2015.

See below for modifications made to the Series E Preferred Stock and the Series E Warrants.

Private Placement Warrant Financing

Substantially concurrently with the closing of the Series E Financing, on February 13, 2015, we entered into a separate securities purchase agreement (the “Warrant Purchase Agreement”) with selected accredited institutional pre-existing investors (the “Private Placement Investors”), pursuant to which we agreed to sell to the Private Placement Investors warrants to purchase 102,678 shares of Common Stock (the “Private Placement Warrants”, and the transactions contemplated by the Warrant Purchase Agreement, the “Warrant Financing”). In consideration of an aggregate of $1,000, we had agreed to sell the Private Placement Warrants, which would not be issued unless and until our stockholders approved amending our Certificate of Incorporation to increase our authorized common stock to permit the issuance of the common stock issuable upon exercise of the Private Placement Warrants (the “Charter Amendment”). We estimated the fair value of the Private Placement Warrants using the Black-Scholes valuation model to be $1.82 million, which was classified as a warrant subscription payable within additional paid-in capital in our consolidated balance sheet using the following assumptions: (i) closing stock price and Private Placement Warrants contractual exercise price; (ii) 5.5 year term; (iii) historical volatilities commensurate with the term of the Private Placement Warrants of 113.2%; and (iv) risk-free interest rates commensurate with the term of the Private Placement Warrants of 1.5%. We allocated the proceeds received from the Series E Financing to the Private Placement Warrants based on the relative fair value of the instruments issued to the Series E Investors. As a result of the special stockholders meeting held on April 28 2015, we issued the Private Placement Warrants to the Private Placement Investors and the warrant subscription payable was reclassified to additional paid-in capital.

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

Modification of Certain Other Outstanding Warrants

In connection with the purchase of the Private Placement Warrants, we modified previously issued and outstanding warrants held by the Private Placement Investors that were issued in connection with the Series A, B and C financings described above, to (i) reduce the exercise prices thereunder to $29.55, which represents the consolidated closing bid price of our common stock on Nasdaq immediately prior to the date we entered into the Warrant Purchase Agreement; (ii) prohibit the exercise of such modified warrants for a period of six months after the date of the modification; and (iii) extend the exercise period of such modified warrants for an additional six months (such modifications, collectively, the “Warrant Price Modifications”). Separately, we also agreed to a Warrant Price Modification with a holder of Series C Warrants solely in consideration for such holder’s waiver of certain preemptive rights. We estimated the change in fair value of these warrants immediately prior to and immediately subsequent to the Warrant Price Modification to be $336,000, and such amount was recorded as a non-cash equity offering cost.

Series E Modifications

On October 12, 2015, we entered into an Amendment No. 1 to Common Stock Purchase Warrants (the “Warrants Amendment”) with each of the holders of the Series E Warrants and each of the holders of the Private Placement Warrants. Under the terms of the Warrants Amendment, all of the Series E Warrants and 100,847 of the Private Placement Warrants had their exercise prices reduced to $16.50 per share. Accordingly, with respect to the Private Placement Warrants, 100,847 of the Private Placement Warrants have an exercise price of $16.50 per share and 1,831 of the Private Placement Warrants retain their original exercise price of $32.505 per share. In consideration for entering into the Warrants Amendment, each Series E Investor agreed to irrevocably waive ab initio and for all time its right to receive cash dividends on its shares of our Series E Preferred Stock. As a result, no dividends relating to the Series E Preferred Stock have been recognized in our consolidated financial statements. We estimated the change in fair value of the Series E Warrants and the affected Private Placement Warrants prior to and immediately subsequent to the Warrants Amendment to be $168,000, which was recognized as a deemed dividend and as an increase to additional paid-in capital during the fourth quarter of 2015.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

On February 4, 2016, we entered into a Series E 6% Convertible Preferred Stock Repurchase Agreement (the “Repurchase Agreement”) with the Series E Investors. Pursuant to the terms of the Repurchase Agreement, we agreed to pay each Series E Investor $300 per share of Series E Preferred Stock, or approximately $656,000, in consideration for the right to repurchase the Series E Investor’s Series E Preferred Stock at a price per share of $1,000 (the “Repurchase Price”), which was the original price per share paid by the Series E Investors for their Series E Preferred Stock in February 2015. We recognized the $656,000 payments as a deemed dividend paid to the Series E investors.

Immediately following the closing of our Series F public offering discussed below, we paid $2.2 million to the Series E Investors to repurchase all of the outstanding Series E Preferred Stock, in accordance with the terms of the Repurchase Agreement. Since none of the Series E Preferred Stock had converted by the time we repurchased the Series E Preferred Stock, the original $890,000 beneficial conversion feature that we recognized as a deemed dividend in 2015 was reversed as a return of capital from the Series E Preferred stockholders to the common stockholders.

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on the Nasdaq Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8 million. Total offering-related costs paid through March 31, 2016 were $720,000, resulting in net proceeds recognized of $7.3 million, with an additional $311,000 of closing-related costs to be paid during the second quarter of 2016. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through the date of this filing, 1,845 shares of the Series F Preferred Stock have converted into 476,754 shares of common stock.

The Series F Preferred Stock is non-voting (except to the extent required by law and except for certain consent rights relating to amending the certificate of incorporation or bylaws, and the like), but ranks senior to our common stock with respect to distributions upon our dissolution, liquidation or winding-up. Until the volume weighted average price of our common stock on Nasdaq exceeds 200% of the conversion price of the Series F Preferred Stock for any 20 of 30 consecutive trading days, and the daily dollar trading volume during such period exceeds $200,000 per trading day, the Series F Preferred Stock is subject to full ratchet price based anti-dilution protection, subject to certain limitations. Also, the Company can force holders of Series F Preferred Stock to convert into our common stock if the volume-weighted average price of our common stock exceeds 200% of the Series F Preferred Stock conversion price for any 20 of 30 consecutive trading days, and the daily dollar trading volume during such period exceeds $200,000 per trading day, subject to certain other conditions. The Series F investors have agreed to be subject to a blocker that would prevent each of their respective common stock ownership at any given time from exceeding 4.99% of our outstanding common stock (which may be increased on 61 days’ notice, but not above 9.99%).

The Series F Warrants have a 5 year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series F Warrants. The Series F Warrants are not subject to price based anti-dilution protection. The Series F Warrants are listed on the Nasdaq Capital Market under the trading symbol “CBMXW.”

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31, 2016	December 31, 2015	Exercise Price	Expiration
Equity-classified warrants:
March 2016	2,067,183	-	$5.17	March 2021
April 2015	100,847	100,847	$16.50	August 2020
April 2015	1,831	1,831	$32.51	August 2020
February 2015	46,676	46,676	$16.50	August 2020
June 2014	1,690	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	32,788	32,788	$29.55	June 2019
May 2013	32,788	32,788	$29.55	May 2019
March 2013	18,334	18,334	$29.55	March 2019
October 2012	11,252	11,252	$29.55	September 2018
April 2011	8,746	8,746	$321.00	April 2016
Total	2,710,500	643,317

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 in each of the quarters ended March 31, 2016 and 2015, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization (“IVF”) diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We provide valuable molecular diagnostic solutions and comprehensive clinical support for the highest quality of care. We specialize in pre-implantation genetic diagnostics and screening, miscarriage analysis, prenatal and pediatric diagnostics, offering DNA-based testing for the detection of genetic abnormalities beyond what can be identified through traditional methodologies. We perform genetic testing utilizing a variety of advanced cytogenomic techniques, including CMA, standardized and customized fluorescent in-situ hybridization (or “FISH”) and high resolution karyotyping. We emphasize support of healthcare professionals, to ensure data understanding and communication of results to patients. We deliver high-technology driven answers, with a high degree of assistance for the ordering physician and staff. Our clinical lab and corporate offices are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three months ended March 31, 2016, our operating activities included the recognition of $3.0 million of total revenues, which increased by $643,000 from the comparable period in 2015 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the reproductive health testing market. Our net loss decreased over the comparable period in 2015 due to increased sales, partially offset by increases in cost of services and sales and marketing expenses incurred during the first quarter ended March 31, 2016 compared to the first quarter ended March 31, 2015. Also for the three months ended March 31, 2016, our net loss attributable to common stockholders increased by $479,000 from the comparable period in 2015 due to deemed dividends recognized from a premium paid to Series E investors as well as from issuing Series F convertible preferred stock with a conversion price below the fair value of our common stock at closing, partially offset by the reversal of the deemed dividend from issuing Series E convertible preferred stock that was recognized during the first quarter of 2015.

In March 2016, we executed an underwritten public offering of Series F convertible preferred stock and warrants to purchase common stock (the “Series F Financing”), for gross proceeds to us of $8.0 million. Concurrently with the closing of the Series F Financing, we repurchased all of the outstanding Series E convertible preferred stock for $2.2 million. As a result, net proceeds to us, after deducting underwriters’ fees and related offering closing costs and expenses, was approximately $5.1 million.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2016	2015	$	%

Diagnostic services revenues	$2,930	$2,287	$643	28%
Royalty revenues	42	42	-	0%
Cost of services	(1,419)	(1,230)	(189)	(15)%

Diagnostic Services Revenues. Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of pre-implantation genetic screening (or “PGS”), miscarriage analysis, prenatal diagnostics (collectively referred to as “reproductive health” testing) and postnatal development disorders in children. The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended
	March 31,		Change
	2016	2015	#	%

Total billable tests	2,648	2,345	303	13%
Total microarray tests	1,878	1,673	205	12%
Microarray percentage of total billable tests	70.9%	71.3%
Total reproductive health microarray tests(1)	1,426	1,206	220	18%
Reproductive health percentage of total microarray tests	75.9%	72.1%

Revenue per test - total billable tests	$1,106	$975	$131	13%
Revenue per test - total all microarray tests	$1,419	$1,226	$193	16%
Revenue per test - total reproductive health microarray tests(1)	$1,518	$1,289	$229	18%

(1) includes PGS, prenatal and miscarriage analysis microarray tests

For the three months ended March 31, 2016, total billable tests and total diagnostic services revenues increased by 13% and 28%, respectively, compared to the three months ended March 31, 2015. Driving the increase in billable tests and revenues was the increase in reproductive health testing, which increased by 18% over the same comparable period. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostic testing over traditional genomics testing. In addition, improved reimbursement from third-party payors for our miscarriage analysis microarray test drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three months ended March 31, 2016 and 2015, net positive revenue adjustments were $400,000 and $127,000, respectively. Because approximately 71% of our diagnostic revenues are billed to third-party commercial payors, most of which are non-contracted, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

Royalties. In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter. CA’s actual sales were equivalent for both periods presented. It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray and laboratory costs, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. The increase in cost of services was due primarily to increased diagnostic testing volumes quarter-over-quarter. For the three months ended March 31, 2016 and 2015, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2016	2015	$	%

Research and development	$143	$157	$(14)	(9)%
Sales and marketing	1,336	1,190	146	12%
General and administrative	1,526	1,475	51	3%

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three months ended March 31, 2016, research and development expenses decreased from the comparable 2015 period due primarily to increased efforts in launching of new microarray diagnostic tests incurred in 2015 compared to 2016. For the three months ended March 31, 2016 and 2015, non-cash stock compensation expenses were not significant.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three months ended March 31, 2016, sales and marketing expenses increased from the comparable 2015 period due primarily to increased headcount in sales representatives as well as increased marketing and promotional related activities. For the three months ended March 31, 2016 and 2015, non-cash stock compensation expenses were not significant.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. For the three months ended March 31, 2016, general and administrative expenses increased from the comparable 2015 period due primarily to increased salaries and bad debt expense, partially offset by decreased legal fees associated with litigation which concluded in 2015. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $172,000 and $144,000 for the three months ended March 31, 2016 and 2015, respectively. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At March 31, 2016, cash, cash equivalents and short-term investments totaled $6.6 million, compared to $3.9 million at December 31, 2015. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions. Working capital was $8.1 million and $5.4 million at March 31, 2016 and December 31, 2015, respectively. The primary reason for the increase in working capital was due to higher cash balances at March 31, 2016 compared to December 31, 2015, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$(1,673)	$(1,179)	$(494)
Investing activities	2,238	2,188	50
Financing activities	4,390	4,715	(325)
Increase (decrease) in cash and cash equivalents	$4,955	$5,724	$(769)

Operating Activities. Higher cash outflows from timing of inventory supplies purchases coupled with higher salaries, wages and benefits from increased headcount during the three months ended March 31, 2016 resulted in higher cash used in operating activities compared to the three months ended March 31, 2015.

Investing Activities. Cash flows from investing activities relate primarily to the sales of short-term investments, which were nearly equivalent for both periods presented.

Financing Activities. The net decrease in net cash flows from financing activities was due primarily to the $7.3 million of net proceeds received in March 2016 from the Series F Financing, partially offset by the combined $2.8 million of payments made to the Series E investors, compared to $4.7 million in net proceeds from the Series E financing that closed in February of 2015.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial technologies and services. However, we believe that our cash and cash equivalents balances at March 31, 2016 will be sufficient to meet our expected cash requirements for the next twelve months. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Capital Requirements. We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all. At this time, we have no significant commitments for capital expenditures in 2016 or beyond. However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

●	the costs of commercialization activities, including sales and marketing costs and capital equipment;

●	competing technological developments;

●	the creation and formation of strategic partnerships;

●	variability in third-party reimbursement for our diagnostic tests;

●	the costs associated with leasing and improving our Irvine, California facility; and

●	other factors that may not be within our control.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January of 2020. We have no significant commitments for capital expenditures for the remainder of 2016 or beyond. We currently have ten active capital leases totaling $120,000 for certain laboratory and IT-related equipment, with lease payments continuing through May of 2019.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated interim financial statements included elsewhere in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in other litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A. RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 18, 2016.

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

To date, we have relied primarily upon selling equity and convertible debt and equity securities to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. We may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. In order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous material adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, which would result in the loss of our eligibility to use Form S-3 for raising capital, loss of market confidence, delisting of our securities, governmental or private actions against us and/or liquidated damages payable to the holders of our Series A Warrants, Series C Warrants, our April 2015 private placement warrants, and our Series F Preferred Stock and Series F Warrants. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage compared to our privately held and larger public competitors.

Future sales or the potential for future sales of our securities in the public markets may cause the trading price of our common stock to decline and could impair our ability to raise capital through subsequent equity offerings.

Sales of a substantial number of shares of our common stock or other securities in the public markets, or the perception that these sales may occur, could cause the market price of our common stock or other securities to decline and could materially impair our ability to raise capital through the sale of additional securities. The shares of common stock issuable upon conversion of our Series F preferred stock and upon exercise of our outstanding warrants are freely tradable, without restriction, in the public market. We have obligations to the investors in our 2012 private placement offering of Series A convertible preferred stock and warrants to purchase common stock and in our 2013 private placement offering of Series C convertible preferred stock and warrants to maintain the public registration of common stock underlying their issued and outstanding warrants. We also have obligations to the investors in our April 2011 private placement that could require us to register shares of common stock held by them and shares issuable upon exercise of their warrants for resale on a registration statement. If we raise additional capital in the future through the use of our existing shelf registration statement or if we register existing, or agree to register future, privately placed shares for resale on a registration statement, such additional shares would be freely tradable, and, if significant in amount, such sales could further adversely affect the market price of our common stock. The sale of a large number of shares of our common stock also might make it more difficult for us to sell equity or equity-related securities in the future at a time and at the prices that we deem appropriate.

Our stock price could decline because of the potentially dilutive effect of future financings, the Series F preferred stock anti-dilution provision or exercises of warrants and common stock options.

As of March 31, 2016, we had approximately 1.1 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of March 31, 2016 (not taking into account any price-based or anti-dilution adjustments related to the Series F preferred stock), approximately 5.4 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution feature of our Series F preferred stock.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

An index of exhibits is found beginning on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ MARK MCDONOUGH
Mark McDonough
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.

Exhibit Number	Description
3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on February 18, 2016.
10.2	Form of Series E 6% Convertible Preferred Stock Repurchase Agreement, dated February 4, 2016. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 5, 2016.
10.3	Form of Warrant to Purchase Common Stock.(*)
10.4	Form of Leak-Out Agreement. Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-208704) filed with the SEC on March 18, 2016.
10.5	2016 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 27, 2016.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.(*)

(*) Included herewith.

