Form 10-Q
period 2016-06-30
CombiMatrix Corp
filed 2016-08-05
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of August 1, 2016, 2,377,629 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,727	$653
Short-term investments	500	3,248
Accounts receivable, net of allowance for doubtful accounts of $279 and $235	3,164	2,682
Supplies	484	418
Prepaid expenses and other assets	131	200
Total current assets	9,006	7,201
Property and equipment, net	717	691
Other assets	30	30
Total assets	$9,753	$7,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,772	$1,591
Current portion, long-term debt	160	193
Total current liabilities	1,932	1,784
Capital lease obligations, net of current portion	49	71
Secured promissory note payable, net of current portion	-	34
Deferred rent	161	177
Total liabilities	2,142	2,066

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized;
Series F - 8,000 shares authorized; 4,828 and none issued and outstanding	-	-
Series E - 2,202 shares authorized; none and 2,201.493 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 1,676,582 and 845,374 shares issued and outstanding	14	13
Additional paid-in capital	108,772	102,651
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(101,175)	(96,806)
Total stockholders’ equity	7,611	5,856
Total liabilities and stockholders’ equity	$9,753	$7,922

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Diagnostic services	$3,049	$2,524	$5,979	$4,811
Royalties	58	25	100	67
Total revenues	3,107	2,549	6,079	4,878

Operating expenses:
Cost of services	1,432	1,398	2,851	2,628
Research and development	149	62	292	219
Sales and marketing	1,141	1,173	2,477	2,363
General and administrative	1,586	1,488	3,112	2,963
Patent amortization and royalties	25	25	50	50
Total operating expenses	4,333	4,146	8,782	8,223
Operating loss	(1,226)	(1,597)	(2,703)	(3,345)
Other income (expense):
Interest income	8	5	12	8
Interest expense	(17)	(20)	(35)	(40)
Total other income (expense)	(9)	(15)	(23)	(32)
Net loss	$(1,235)	$(1,612)	$(2,726)	$(3,377)

Deemed dividend paid for right to repurchase Series E convertible preferred stock	$-	$-	$(656)	$-
Deemed dividend from issuing Series E convertible preferred stock and warrants	-	-	890	(890)
Deemed dividend from issuing Series F convertible preferred stock and warrants	-	-	(1,877)	-
Net loss attributable to common stockholders	$(1,235)	$(1,612)	$(4,369)	$(4,267)

Basic and diluted net loss per share	$(0.89)	$(1.91)	$(2.43)	$(4.14)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	(0.58)	-
Deemed dividend from issuing Series E convertible preferred stock	-	-	0.79	(1.09)
Deemed dividend from issuing Series F convertible preferred stock	-	-	(1.67)	-
Basic and diluted net loss per share attributable to common stockholders	$(0.89)	$(1.91)	$(3.89)	$(5.23)

Basic and diluted weighted average common shares outstanding	1,382,019	845,395	1,122,975	816,076

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(1,235)	$(1,612)	$(2,726)	$(3,377)
Unrealized gain on available-for-sale investments	-	-	2	4
Total comprehensive loss	$(1,235)	$(1,612)	$(2,724)	$(3,373)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net loss	$(2,726)	$(3,377)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	130	168
Non-cash stock compensation	405	346
Provision for bad debts	205	127
Changes in assets and liabilities:
Accounts receivable	(687)	(303)
Supplies, prepaid expenses and other assets	(22)	(177)
Accounts payable, accrued expenses and other	151	567
Net cash flows from operating activities	(2,544)	(2,649)

Investing activities:
Purchases of property and equipment	(147)	(62)
Purchase of available-for-sale investments	(4,998)	(3,000)
Sale of available-for-sale investments	7,748	3,230
Net cash flows from investing activities	2,603	168

Financing activities:
Proceeds from issuance of Series F convertible stock and common stock warrants	8,000	-
Costs from issuance of Series F convertible convertible stock and common stock warrants	(1,048)	-
Repurchase of Series E convertible prefered stock and dividends	(2,842)	-
Proceeds from issuance of Series E convertible stock, common stock and warrants	-	4,900
Costs from issuance of Series E convertible convertible stock, common stock and warrants	-	(217)
Repayments of long-term debt	(95)	(89)
Net cash flows from financing activities	4,015	4,594

Change in cash and cash equivalents	4,074	2,113
Cash and cash equivalents, beginning	653	1,010
Cash and cash equivalents, ending	$4,727	$3,123

Non-cash financing activities:

Deemed dividends from issuing Series E convertible preferred stock .	$(890)	$890

Deemed dividends from issuing Series F convertible preferred stock .	$1,877	$-

Accrued public offering costs	$10	$-

Accrued property, plant and equipment	$20	$-

Property and equipment purchased under capital lease	$6	$40

Warrant modifications recognized as non-cash Series E offering-related costs	$-	$336

Tenant improvements recognized as deferred rent	$-	$164

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, as reported by us in our Annual Report on Form 10-K filed with the SEC on February 18, 2016. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2016, and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As of June 30, 2016, we had cash, cash equivalents and short-term investments of $5.2 million and anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. For the three and six months ended June 30, 2016 and 2015, net positive revenue adjustments were $404,000, $804,000, $149,000 and $277,000, respectively. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. For the six months ended June 30, 2015, 10% of our revenues were from one customer. No single customer exceeded 10% of revenues for the three or six months ending June 30, 2016 nor for the three months ended June 30, 2015.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. As of June 30, 2016, accounts receivable from one commercial insurance carrier of $427,000 exceeded 10% of our total accounts receivable balance. As of December 31, 2015, accounts receivable from the same commercial insurance carrier of $316,000 also exceeded 10% of our total accounts receivable balance.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Cost of services	$4	$5	$20	$10
Research and development	-	-	-	-
Sales and marketing	17	5	44	31
General and administrative	169	161	341	305
Total non-cash stock compensation	$190	$171	$405	$346

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Common stock options	71,749	58,623	71,749	58,623
Restricted stock units	59,000	38,800	59,000	38,800
Common stock warrants	2,701,754	643,260	2,701,754	643,260
Series E preferred stock convertible into common stock	-	83,866	-	83,866
Series F preferred stock convertible into common stock	1,247,530	-	1,247,530	-
Excluded potentially dilutive securities .	4,080,033	824,549	4,080,033	824,549

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

In April 2015, the FASB issued new accounting guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The guidance requires retrospective application and represents a change in accounting principle. This guidance is effective for us beginning in the first quarter of 2016. Implementation of this guidance did not have a material impact on our consolidated financial statements.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. CASH AND SHORT-TERM INVESTMENTS

As of June 30, 2016, we held $5.2 million in cash, cash equivalents and short-term investments, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016				As of December 31, 2015
		Unrealized		Fair		Unrealized		Fsair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$3,228	$-	$-	$3,228	$653	$-	$-	$653
Commercial paper	1,499	-	-	1,499	-	-	-	-
Certificates of deposit	500	-	-	500	3,250	-	(2)	3,248
	$5,227	$-	$-	$5,227	$3,903	$-	$(2)	$3,901

There were no realized gains or losses for the periods ended June 30, 2016 or 2015.

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
June 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,527	$3,527	$-	$-
Short-term investments	500	-	500	-
Cash equivalents	$4,027	$3,527	$500	$-

		Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99	$99	$-	$-
Short-term investments	3,248	-	3,248	-
Cash equivalents	$3,347	$99	$3,248	$-

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital leases and the secured promissory note approximate fair value due primarily to the short-term nature of these financial instruments.

5. SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of June 30, 2016 and December 31, 2015, components of the Note were as follows (in thousands):

	June 30, 2016	December 31, 2015
Carrying value	$108	$168
Unamortized legal and closing costs	(6)	(10)
	102	158
Less- current portion	(102)	(124)
Long-term portion .	$-	$34

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6. STOCKHOLDERS’ EQUITY

Series A through E Convertible Preferred Stock and Warrants Financings

Between 2012 and 2015, we executed several financing transactions whereby we issued convertible preferred stock and warrants to purchase common stock to investors. As of June 30, 2016, none of the Series A through E convertible preferred stock remained outstanding. For as long as the Series A warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at a price per share below the $73.65 exercise price of the Series A warrants, unless waivers from the Series A investors are obtained. Until the time that less than 7.5% of the Series B, C and E warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at prices per share below the $29.55, $29.55 and $32.51 exercise prices of the Series B, C and E warrants, respectively, unless waivers from the Series B, C and E investors are obtained. In addition, until there are no longer Series A, C and E warrants outstanding we may not sell any variable rate securities except for certain exempt issuances.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Each Private Placement Warrant initially had an exercise price of $32.505 per share of common stock (subject to adjustment for stock splits and the like), which was 110% of the consolidated closing bid price of our common stock on NASDAQ immediately prior to entering into the Warrant Purchase Agreement, and is exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to a beneficial ownership limitation. The Private Placement Warrants are not subject to price based anti-dilution protection. If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis. When exercised on a cashless basis, a portion of the Private Placement Warrant is cancelled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8 million. Total offering-related costs paid through June 30, 2016 were $1.1 million, resulting in net proceeds recognized of $6.9 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through June 30, 2016 3,172 shares of the Series F Preferred Stock have converted into 819,653 shares of common stock. Subsequent to June 30, 2016 and through the date of this report, an additional 2,713 shares of Series F Preferred Stock have converted into 701,047 shares of common stock.

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

The Series F Warrants have a 5-year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series F Warrants. The Series F Warrants are not subject to price based anti-dilution protection. The Series F Warrants are listed on the NASDAQ Capital Market under the trading symbol “CBMXW.”

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock
	Issuable from Warrants
	Outstanding as of
	June 30,	December 31,	Exercise
	2016	2015	Price	Expiration
Equity-classified warrants:
March 2016	2,067,183	-	$5.17	March 2021
April 2015	100,847	100,847	$16.50	August 2020
April 2015	1,831	1,831	$32.51	August 2020
February 2015	46,676	46,676	$16.50	August 2020
June 2014	1,690	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	32,788	32,788	$29.55	June 2019
May 2013	32,788	32,788	$29.55	May 2019
March 2013	18,334	18,334	$29.55	March 2019
October 2012	11,252	11,252	$29.55	September 2018
April 2011	-	8,746	$321.00	April 2016
Total	2,701,754	643,317

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

Also, our Board of Directors has adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”), which provides for certain bonus payments to be made, upon the consummation of a qualifying change of control transaction, to certain employees of the Company as shall be determined by the Compensation Committee of our Board of Directors. The aggregate value of the bonuses payable under the Transaction Bonus Plan shall be the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction, and the percentage of such bonus pool awarded to each eligible participant shall be determined by our Compensation Committee.

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 and $50,000 for both of the three and six months ended June 30, 2016 and 2015, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Any legal costs resulting from claims or legal actions are expensed as incurred.

8. SUBSEQUENT EVENTS

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants (the “Warrants”) issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Repurchase Agreement, we have agreed to repurchase the Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in the Warrants) at various negotiated prices per Warrant share as set forth in the Repurchase Agreement. Under the terms of the Repurchase Agreement, we will repurchase half of the Warrants upon the announcement of a Fundamental Transaction and the remaining half of the Warrants upon the closing of a Fundamental Transaction. In addition, upon the closing of a Fundamental Transaction, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of the Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In connection with entering into the Repurchase Agreement, we were granted certain consents and waivers relating to a Fundamental Transaction. In the event that a Fundamental Transaction is announced and consummated, we will be obligated to repurchase the Warrants for approximately $459,000 of cash consideration paid to the Holders. One half of this amount will be due within three business days of announcing the Fundamental Transaction, and the remaining half will be due within three business days of closing the Fundamental Transaction. In the event that we announce a Fundamental Transaction but never close, for whatever reason, then one-half of the Warrants will be repurchased and cancelled and one-half will remain issued and outstanding. In the event that a Fundamental Transaction is never announced nor consummated, we will not be obligated to repurchase the Warrants, and the underlying terms and conditions of the Warrants will remain in effect.

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

Overview

For the three and six months ended June 30, 2016, our operating activities included the recognition of $3.1 million and $6.1 million of total revenues, respectively, which increased by $558,000 and $1.2 million, respectively, from the comparable periods in 2015 due primarily to increased volumes of molecular diagnostic tests performed, particularly in the reproductive health testing market. Our net losses for the three and six months ended June 30, 2016 decreased over the comparable periods in 2015 due primarily to increased sales, partially offset by increases in cost of services, research and development and general and administrative expenses for the comparable periods presented. Also for the six months ended June 30, 2016, our net loss attributable to common stockholders increased by $102,000 from the comparable period in 2015 due to deemed dividends recognized from a premium paid to Series E investors as well as from issuing Series F convertible preferred stock with a conversion price below the fair value of our common stock at closing, partially offset by the reversal of the deemed dividend from issuing Series E convertible preferred stock that was recognized during the first quarter of 2015.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Diagnostic services revenues	$3,049	$2,524	$525	21%	$5,979	$4,811	$1,168	24%
Royalty revenues	58	25	33	132%	100	67	33	49%
Cost of services	(1,432)	(1,398)	(34)	(2)%	(2,851)	(2,628)	(223)	(8)%

Diagnostic Services Revenues. Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of pre-implantation genetic screening (or “PGS”), pre-implantation genetic diagnostics (or “PGD”), miscarriage analysis, prenatal diagnostics (collectively referred to as “reproductive health” testing) and postnatal development disorders in children. The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	#	%	2016	2015	#	%

Total billable tests	2,780	2,599	181	7%	5,428	4,944	484	10%
Total microarray tests	1,900	1,867	33	2%	3,778	3,540	238	7%
Microarray percentage of total billable tests	68.3%	71.8%			69.6%	71.6%
Total reproductive health microarray tests(1)	1,403	1,286	117	9%	2,829	2,492	337	14%
Reproductive health percentage of total microarray tests	73.8%	68.9%			74.9%	70.4%

Revenue per test - total billable tests	$1,097	$971	$126	13%	$1,102	$973	$129	13%
Revenue per test - total all microarray tests	$1,442	$1,224	$218	18%	$1,430	$1,225	$205	17%
Revenue per test - total reproductive health microarray tests(1)	$1,555	$1,288	$267	21%	$1,536	$1,288	$248	19%

(1) includes PGS, prenatal and miscarriage analysis microarray tests

For the three months ended June 30, 2016, total billable tests and total diagnostic services revenues increased by 7% and 21%, respectively, compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, total billable tests and total diagnostic services revenues increased by 10% and 24%, respectively, compared to the six months ended June 30, 2015. Driving the increase in billable tests and revenues for all periods presented were the increases in reproductive health testing volumes, which increased by 9% and 14% for the three and six months ended June 30, 2016 compared to the 2015 periods, respectively. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing. In addition, improved reimbursement from third-party payors for our miscarriage analysis microarray test drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues also include adjustments relating to our revenue recognition policy of periodically adjusting our estimate for contractual allowances for revenues from non-contracted payors as well as from receiving cash payments in excess of amounts previously recognized for services revenues. For the three and six months ended June 30, 2016 and 2015, net positive revenue adjustments were $404,000, $804,000, $149,000 and $277,000, respectively. Because approximately 71% of our diagnostic revenues are billed to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our revenues and results of operations.

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

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. Increases in cost of services for all periods presented were due primarily to increased diagnostic testing volumes described above. For the three and six months ended June 30, 2016 and 2015, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Research and development	$149	$62	$87	140%	$292	$219	$73	33%
Sales and marketing	1,141	1,173	(32)	(3)%	2,477	2,363	114	5%
General and administrative	1,586	1,488	98	7%	3,112	2,963	149	5%

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three and six months ended June 30, 2016, research and development expenses increased from the comparable 2015 periods due primarily to increased efforts in launching a next generation sequencing platform for our PGS testing services during the second quarter of 2016.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three months ended June 30, 2016, sales and marketing expenses decreased from the comparable 2015 period due primarily to reduced headcount in sales representatives and reduced travel and entertainment costs from fewer sales headcount compared to the 2015 period. For the six months ended June 30, 2016, sales and marketing expenses increased from the comparable 2015 period due primarily to increased overall headcount in sales representatives as well as increased marketing and promotional related activities in 2016 compared to 2015. For the three and six months ended June 30, 2016 and 2015, non-cash stock compensation expenses were not significant.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. For the three and six months ended June 30, 2016, general and administrative expenses increased from the comparable 2015 periods due primarily to increased salaries and bad debt expense, partially offset by decreased legal fees associated with litigation which concluded in 2015. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $169,000, $341,000, $161,000 and $305,000 for the three and six months ended June 30, 2016 and 2015, respectively. Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2016, cash, cash equivalents and short-term investments totaled $5.2 million, compared to $3.9 million at December 31, 2015. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Short-term investments are comprised primarily of commercial paper issued by U.S. financial institutions. Working capital was $7.1 million and $5.4 million at June 30, 2016 and December 31, 2015, respectively. The primary reason for the increase in working capital was due to higher cash balances at June 30, 2016 compared to December 31, 2015, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$(2,544)	$(2,649)	$105
Investing activities	2,603	168	2,435
Financing activities	4,015	4,594	(579)
Increase (decrease) in cash and cash equivalents	$4,074	$2,113	$1,961

Operating Activities. Improved cash reimbursement, partially offset by higher salaries, wages and benefits from increased headcount during the six months ended June 30, 2016 resulted in lower overall cash used in operating activities compared to the six months ended June 30, 2015.

Investing Activities. Cash flows from investing activities relate primarily to the sales of short-term investments to fund operations, which increased in 2016 compared to 2015.

Financing Activities. The net decrease in net cash flows from financing activities was due primarily to the $6.9 million of net proceeds received in March 2016 from the Series F Financing, partially offset by the combined $2.8 million of payments made to the Series E investors, compared to $4.7 million in net proceeds from the Series E financing that closed in February of 2015.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial technologies and services. However, we believe that our cash, cash equivalents and short-term investment balances at June 30, 2016 will be sufficient to meet our expected cash requirements for the next twelve months. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020. We have no significant commitments for capital expenditures for the remainder of 2016 or beyond. We currently have ten active capital leases totaling $299,000 for certain laboratory and IT-related equipment, with lease payments continuing through May of 2019.

Recent Accounting Pronouncements

See Note 2 to the consolidated interim financial statements located elsewhere in this report for a discussion on recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) unders the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, we had approximately 1.6 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of June 30, 2016 (not taking into account any price-based or anti-dilution adjustments related to the Series F preferred stock), approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution feature of our Series F preferred stock.

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
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.
3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	2016 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 27, 2016.
10.2	Form of Common Stock Purchase Warrants Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2016.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter and six month periods ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.(*)

(*) Included herewith.

