Form 10-Q
period 2016-09-30
CombiMatrix Corp
filed 2016-11-07
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

As of November 4, 2016, 2,500,629 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,345	$653
Short-term investments	-	3,248
Accounts receivable, net of allowance for doubtful accounts of $244 and $235	3,235	2,682
Supplies	459	418
Prepaid expenses and other assets	169	200
Total current assets	8,208	7,201
Property and equipment, net	651	691
Other assets	30	30
Total assets	$8,889	$7,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,623	$1,591
Current portion, long-term debt	129	193
Total current liabilities	1,752	1,784
Capital lease obligations, net of current portion	49	71
Secured promissory note payable, net of current portion	-	34
Deferred rent	153	177
Total liabilities	1,954	2,066

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized;
Series F - 8,000 shares authorized; 1,690 and none issued and outstanding	-	-
Series E - 2,202 shares authorized; none and 2,201.493 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 2,487,450 and 845,374 shares issued and outstanding	14	13
Additional paid-in capital	108,952	102,651
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(102,031)	(96,806)
Total stockholders’ equity	6,935	5,856
Total liabilities and stockholders’ equity	$8,889	$7,922

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues:
Diagnostic services	$3,211	$2,481	$9,190	$7,292
Royalties	37	45	137	112
Total revenues	3,248	2,526	9,327	7,404

Operating expenses:
Cost of services	1,476	1,400	4,327	4,028
Research and development	88	133	380	352
Sales and marketing	1,055	1,295	3,532	3,658
General and administrative	1,450	1,249	4,562	4,212
Patent amortization and royalties	25	25	75	75
Impairment of cost-basis investment	-	97	-	97
Total operating expenses	4,094	4,199	12,876	12,422
Operating loss	(846)	(1,673)	(3,549)	(5,018)
Other income (expense):
Interest income	7	5	19	13
Interest expense	(17)	(19)	(52)	(59)
Total other income (expense)	(10)	(14)	(33)	(46)
Net loss	$(856)	$(1,687)	$(3,582)	$(5,064)

Deemed dividend from issuing Series F convertible preferred stock and warrants	$-	$-	$(1,877)	$-
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	(656)	-
Deemed dividend from issuing Series E convertible preferred stock and warrants	-	-	890	(890)
Net loss attributable to common stockholders	$(856)	$(1,687)	$(5,225)	$(5,954)

Basic and diluted net loss per share	$(0.38)	$(2.00)	$(2.38)	$(6.13)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	(0.44)	-
Deemed dividend from issuing Series E convertible preferred stock	-	-	0.59	(1.08)
Deemed dividend from issuing Series F convertible preferred stock	-	-	(1.25)	-
Basic and diluted net loss per share attributable to common stockholders	$(0.38)	$(2.00)	$(3.48)	$(7.21)

Basic and diluted weighted average common shares outstanding	2,253,834	845,395	1,502,680	825,956

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss	$(856)	$(1,687)	$(3,582)	$(5,064)
Unrealized gain on available-for-sale investments	-	-	2	4
Total comprehensive loss	$(856)	$(1,687)	$(3,580)	$(5,060)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(3,582)	$(5,064)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	195	227
Non-cash stock compensation	591	519
Provision for bad debts	302	218
Impairment fo cost-basis investment	-	97
Changes in assets and liabilities:
Accounts receivable	(855)	(455)
Supplies, prepaid expenses and other assets	(35)	(153)
Accounts payable, accrued expenses and other	23	440
Net cash flows from operating activities	(3,361)	(4,171)

Investing activities:
Purchases of property and equipment	(148)	(66)
Purchase of available-for-sale investments	(4,998)	(4,000)
Sale of available-for-sale investments	8,248	4,230
Net cash flows from investing activities	3,102	164

Financing activities:
Proceeds from issuance of Series F convertible stock and common stock warrants	8,000	-
Costs from issuance of Series F convertible convertible stock and common stock warrants	(1,064)	-
Repurchase of Series E convertible prefered stock and dividends	(2,842)	-
Proceeds from issuance of Series E convertible stock, common stock and warrants	-	4,900
Costs from issuance of Series E convertible convertible stock, common stock and warrants	-	(220)
Repayments of long-term debt	(143)	(135)
Net cash flows from financing activities	3,951	4,545

Change in cash and cash equivalents	3,692	538
Cash and cash equivalents, beginning	653	1,010
Cash and cash equivalents, ending	$4,345	$1,548

Non-cash financing activities:
Deemed dividends from issuing Series E convertible preferred stock	$(890)	$890

Deemed dividends from issuing Series F convertible preferred stock	$1,877	$-

Accrued property, plant and equipment	$9	$-

Property and equipment purchased under capital lease	$23	$72

Warrant modifications recognized as non-cash Series E offering-related costs	$-	$336

Tenant improvements recognized as deferred rent	$-	$164

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

Description of the Company

We are a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. We strive to provide best-in-class clinical laboratory support to healthcare professionals, allowing them to maximize the clinical utility of their patients’ test results and to optimize patient care. Our testing focuses on advanced technologies, including single nucleotide polymorphism chromosomal microarray analysis, next generation sequencing, fluorescent in situ hybridization and high resolution karyotyping. Our approach to testing is to offer sophisticated technology along with high-quality clinical support to our ordering physicians and their patients. Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, as reported by us in our Annual Report on Form 10-K filed with the SEC on February 18, 2016. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2016, and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Liquidity and Risks

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop and improve existing commercial diagnostic testing services and related technologies. As of September 30, 2016, we had cash, cash equivalents and short-term investments of $4.3 million and anticipate that our cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements for at least the next twelve months. In order for us to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. No single customer exceeded 10% of revenues for the three or nine months ending September 30, 2016, nor for the three months ended September 30, 2015. For the nine months ended September 30, 2015, 10% of our revenues were generated from one customer.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. As of September 30, 2016, accounts receivable from two commercial insurance carriers of $418,000 and $346,000 exceeded 10% of our total accounts receivable balance. As of December 31, 2015, accounts receivable from one commercial insurance carrier of $316,000 exceeded 10% of our total accounts receivable balance.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Cost of services	$14	$11	$34	$21
Research and development	-	-	-	-
Sales and marketing	19	15	63	46
General and administrative	153	147	494	452
Total non-cash stock compensation	$186	$173	$591	$519

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Common stock options	66,687	70,028	66,687	70,028
Restricted stock units	59,000	38,800	59,000	38,800
Common stock warrants	2,701,754	643,260	2,701,754	643,260
Series E preferred stock convertible into common stock	-	83,866	-	83,866
Series F preferred stock convertible into common stock	436,662	-	436,662	-
Excluded potentially dilutive securities	3,264,103	835,954	3,264,103	835,954

Segments. We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In August 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance aimed at reducing the existing diversity in GAAP regarding how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is also permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of cash flows.

In March 2016, the FASB issued guidance regarding employee share-based payment accounting. The guidance is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and provides the choice for companies to estimate forfeitures during the vesting period of an award (which is required under current GAAP) or recognize forfeitures at the time an award is cancelled and forfeited. The standard is effective for us on January 1, 2017. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements. However, we have elected to change our policy regarding forfeitures to recognize if and when an award is cancelled and forfeited rather than estimating forfeitures up front. We will be required to implement this policy change using the modified retrospective approach, during the first quarter of 2017. We estimate that the impact from implementing this policy change will be to reduce retained earnings and increase additional paid-in capital by approximately $40,000, but we will not know the actual amount until after the fourth quarter of 2016.

In February 2016, the FASB issued guidance regarding leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The guidance requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The guidance is effective for us beginning January 1, 2019, and we are currently evaluating the impact that this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued accounting guidance regarding recognition and measurement of financial assets and financial liabilities. This guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

In August 2014, the FASB issued new guidance requiring management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years ending after December 15, 2016 and for annual and interim periods thereafter. While we do not expect the adoption of this guidance to have a material effect on our consolidated financial statements, adoption will increase disclosures in the notes to our consolidated financial statements if management concludes that substantial doubt about our ability to continue as a going concern within twelve months of the date that our consolidated financial statements are issued is present.

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from GAAP. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We are currently evaluating the appropriate transition method and any further impact of this guidance on our consolidated financial statements and related disclosures.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CASH AND SHORT-TERM INVESTMENTS

As of September 30, 2016, we held $4.3 million in cash, cash equivalents and short-term investments, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016				As of December 31, 2015
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$4,345	$-	$-	$4,345	$653	$-	$-	$653
Commercial paper	-	-	-	-	-	-	-	-
Certificates of deposit	-	-	-	-	3,250	-	(2)	3,248
	$4,345	$-	$-	$4,345	$3,903	$-	$(2)	$3,901

There were no realized gains or losses for the periods ended September 30, 2016 or 2015.

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2016 and December 31, 2015 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
September 30, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$3,033	$3,033	$-	$-
Short-term investments	-	-	-	-
Cash equivalents	$3,033	$3,033	$-	$-

		Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$99	$99	$-	$-
Short-term investments	3,248	-	3,248	-
Cash equivalents	$3,347	$99	$3,248	$-

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital leases and the secured promissory note approximate fair value due primarily to the short-term nature of these financial instruments.

5. SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of September 30, 2016 and December 31, 2015, components of the Note were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Carrying value	$76	$168
Unamortized legal and closing costs	(4)	(10)
	72	158
Less- current portion	(72)	(124)
Long-term portion	$-	$34

6. STOCKHOLDERS’ EQUITY

Series A through E Convertible Preferred Stock and Warrants Financings

Between 2012 and 2015, we executed several financing transactions whereby we issued convertible preferred stock and warrants to purchase common stock to investors. As of September 30, 2016, none of the Series A through E convertible preferred stock remained outstanding. For as long as the Series A warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at a price per share below the $73.65 exercise price of the Series A warrants, unless waivers from the Series A investors are obtained. Until the time that less than 7.5% of the Series B, C and E warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at prices per share below the $29.55, $29.55 and $32.51 exercise prices of the Series B, C and E warrants, respectively, unless waivers from the Series B, C and E investors are obtained. In addition, until there are no longer Series A, C and E warrants outstanding we may not sell any variable rate securities except for certain exempt issuances.

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

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8 million. Total offering-related costs paid through September 30, 2016 were $1.06 million, resulting in net proceeds recognized of $6.94 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through September 30, 2016, 6,310 shares of the Series F Preferred Stock have converted into 1,630,521 shares of common stock. Subsequent to September 30, 2016 and through the date of this report, an additional 51 shares of Series F Preferred Stock were converted into 13,179 shares of common stock.

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

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Warrants Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 (collectively, the “Warrants”) in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Warrants Repurchase Agreement, we have agreed to repurchase such Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in such Warrants) at various negotiated prices per Warrant share as set forth in the Warrants Repurchase Agreement. Under the terms of the Warrants Repurchase Agreement, we will repurchase half of such Warrants upon the announcement of a Fundamental Transaction and the remaining half of such Warrants upon the closing of a Fundamental Transaction. In addition, upon the closing of a Fundamental Transaction, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of such Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In connection with entering into the Warrants Repurchase Agreement, we were granted certain consents and waivers relating to a Fundamental Transaction. In the event that a Fundamental Transaction is announced and consummated, we will be obligated to repurchase such Warrants for approximately $459,000 of cash consideration paid to the Holders. One half of this amount will be due within three business days of announcing the Fundamental Transaction, and the remaining half will be due within three business days of closing the Fundamental Transaction. In the event that we announce a Fundamental Transaction but never close, for whatever reason, then one-half of such Warrants will be repurchased and cancelled and one-half will remain issued and outstanding. In the event that a Fundamental Transaction is never announced nor consummated, we will not be obligated to repurchase such Warrants, and the underlying terms and conditions of such Warrants will remain in effect.

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

Also, our Board of Directors has adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”), which provides for certain bonus payments to be made, upon the consummation of a qualifying change of control transaction, to certain employees of the Company as shall be determined by the Compensation Committee of our Board of Directors. The aggregate value of the bonuses payable under the Transaction Bonus Plan shall be the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction, and the percentage of such bonus pool awarded to each eligible participant shall be determined by our Compensation Committee. As there are no transactions deemed imminent or probable, no amounts have been recognized in the consolidated financial statements relating to these plans.

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 and $75,000 for both of the three and nine months ended September 30, 2016 and 2015, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis (“CMA”) as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; third-party reimbursement of CMA; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization (“IVF”) diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 18, 2016. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

General

We are a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. We strive to provide best-in-class clinical laboratory support to healthcare professionals, allowing them to maximize the clinical utility of their patients’ test results and to optimize patient care. Our testing focuses on advanced technologies, including single nucleotide polymorphism chromosomal microarray analysis, next generation sequencing, fluorescent in situ hybridization and high resolution karyotyping. Our approach to testing is to offer sophisticated technology along with high quality clinical support to our ordering physicians and their patients. Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Overview

For the three and nine months ended September 30, 2016, our operating activities included the recognition of $3.2 million and $9.3 million of total revenues, respectively, which increased by $722,000 and $1.9 million, respectively, from the comparable periods in 2015, due primarily to increased volumes of molecular diagnostic tests performed and improved third-party reimbursement of those tests, particularly in the reproductive health testing market. Our net losses for the three and nine months ended September 30, 2016 decreased over the comparable periods in 2015 due primarily to increased sales, improved gross margins and reduced sales and marketing expenses, partially offset by increased general and administrative expenses for the comparable periods presented. Also for the nine months ended September 30, 2016, our net loss attributable to common stockholders decreased by $729,000 from the comparable period in 2015 due to improved net operating losses, partially offset by increases in deemed dividends recognized from a premium paid to Series E investors as well as from issuing Series F convertible preferred stock with a conversion price below the fair value of our common stock at closing.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2016 and 2015

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Diagnostic services revenues	$3,211	$2,481	$730	29%	$9,190	$7,292	$1,898	26%
Royalty revenues	37	45	(8)	(18%)	137	112	25	22%
Cost of services	(1,476)	(1,400)	(76)	(5%)	(4,327)	(4,028)	(299)	(7%)

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	#	%	2016	2015	#	%

Total billable tests	2,835	2,495	340	14%	8,263	7,439	824	11%
Total reproductive health tests(1)	1,483	1,265	218	17%	4,312	3,757	555	15%
Reproductive health percentage of total billable tests	52.3%	50.7%			52.2%	50.5%

Revenue per test - total billable tests	$1,133	$994	$139	14%	$1,112	$980	$132	13%
Revenue per test - total reproductive health tests(1)	$1,562	$1,314	$248	19%	$1,545	$1,296	$249	19%

(1) includes PGS, PGD, prenatal and miscarriage analysis microarray tests.

For the three months ended September 30, 2016, total billable tests and total diagnostic services revenues increased by 14% and 29%, respectively, compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, total billable tests and total diagnostic services revenues increased by 11% and 26%, respectively, compared to the nine months ended September 30, 2015. Driving the increase in total billable tests and diagnostic service revenues for all periods presented were the increases in reproductive health testing volumes, which increased by 17% and 15% for the three and nine months ended September 30, 2016 compared to the 2015 periods, respectively. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health diagnostic testing over traditional testing. In addition, improved reimbursement from third-party payors primarily for our miscarriage analysis microarray test drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the increase in billable testing volumes.

Diagnostic services revenues are recognized based on: i) contractual rates billed to our customers and third party payors; and ii) amounts that we expect to collect from non-contracted third-party payors, which include adjustments for changes in estimates of contractual allowances as well as from receiving cash payments in excess of amounts previously recognized. Because approximately 71% of our diagnostic revenues are billed to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to these accounting estimates in the future, which may positively or adversely affect our revenues and results of operations.

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

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. Increases in cost of services for all periods presented were due primarily to increased diagnostic testing volumes described above. For the three and nine months ended September 30, 2016 and 2015, non-cash stock compensation expenses were not significant.

Operating Expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Research and development	$88	$133	$(45)	(34%)	$380	$352	$28	8%
Sales and marketing	1,055	1,295	(240)	(19%)	3,532	3,658	(126)	(3%)
General and administrative	1,450	1,249	201	16%	4,562	4,212	350	8%
Impairment of cost-basis investment	-	97	(97)	(100%)	-	97	(97)	(100%)

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three months ended September 30, 2016, research and development expenses decreased from the comparable 2015 period due primarily to increased efforts in launching a new microarray platform for our miscarriage analysis test during 2015 that did not repeat during 2016. For the nine months ended September 30, 2016, research and development expenses increased from the comparable 2015 period due primarily to increased efforts during 2016 in launching a next generation sequencing platform for our PGS testing services.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three and nine months ended September 30, 2016, sales and marketing expenses decreased from the comparable 2015 periods due primarily to reduced headcount in sales representatives and reduced travel and entertainment costs from fewer sales headcount compared to the 2015 period. For the three and nine months ended September 30, 2016 and 2015, non-cash stock compensation expenses were not significant.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. For the three and nine months ended September 30, 2016, general and administrative expenses increased from the comparable 2015 periods due primarily to increased salaries and bad debt expense, investor relations and consulting expenses, partially offset by decreased legal fees as a result of litigation which concluded in 2015. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $153,000, $494,000, $147,000 and $452,000 for the three and nine months ended September 30, 2016 and 2015, respectively. Changes to stock-based compensation expenses are driven by timing of when option awards are granted compared to when older awards become fully vested or expire due to forfeitures from employee turnover, as well as by the changes to valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Impairment of cost-basis investment. During the third quarter of 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the three and nine months ended September 30, 2015. There were no such charges in the 2016 comparable periods in 2016.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2016, cash, cash equivalents and short-term investments totaled $4.3 million, compared to $3.9 million at December 31, 2015. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Short-term investments are comprised primarily of commercial paper issued by U.S. financial institutions. Working capital was $6.5 million and $5.4 million at September 30, 2016 and December 31, 2015, respectively. The primary reason for the increase in working capital was due to higher cash balances at September 30, 2016 compared to December 31, 2015, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$(3,361)	$(4,171)	$810
Investing activities	3,102	164	2,938
Financing activities	3,951	4,545	(594)
Increase (decrease) in cash and cash equivalents	$3,692	$538	$3,154

Operating Activities. Improved cash reimbursement, partially offset by higher laboratory supply costs from increased testing volumes during the nine months ended September 30, 2016 resulted in lower overall cash used in operating activities compared to the nine months ended September 30, 2015.

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

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial technologies and services. However, we believe that our cash, cash equivalents and short-term investment balances at September 30, 2016 will be sufficient to meet our expected cash requirements for the next twelve months. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See Note 1 to the consolidated financial statements included elsewhere in this report for additional discussion of these matters.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020. We have no significant commitments for capital expenditures for the remainder of 2016 or beyond. We currently have ten active capital leases totaling $254,000 for certain laboratory and IT-related equipment, with lease payments continuing through July of 2019.

Recent Accounting Pronouncements

See Note 2 to the consolidated interim financial statements located elsewhere in this report for a discussion on recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, we had approximately 2.5 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of September 30, 2016 (not taking into account any price-based or anti-dilution adjustments related to the Series F preferred stock), approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of anti-dilution feature of our Series F preferred stock.

Our capital structure and the significant influence over stockholder voting matters that may be exercised by our 5% or greater stockholders may limit your ability to influence corporate actions and could reduce the amount of consideration paid to common stockholders in the event of a change in control.

As of December 31, 2015, our 5% or greater stockholders collectively have voting power over approximately 38% of our outstanding common stock. As a result, our 5% or greater stockholders, acting together, may be able to influence matters requiring stockholder approval, including the election of directors, management changes and approval of significant corporate transactions. This concentration of voting power may have the effect of delaying, preventing or deterring a change in control, could reduce the amount of consideration paid to our common stockholders as part of a change in control and might reduce the market price of our common stock. In addition, although we entered into the Warrants Repurchase Agreement to repurchase, upon the occurrence of a Fundamental Transaction, the Warrants that were issued in connection with our Series A, Series B, Series C and Series E financings, such Warrants Repurchase Agreement does not cover the warrants that were issued in connection with our Series F financing (the “Series F Warrants”) or the Series F Preferred Stock. Depending on the circumstances, upon a change in control constituting a Fundamental Transaction, the holders of Series F Preferred Stock may be entitled to a 30% premium and the holders of Series F Warrants may have the right to require us to purchase the Series F Warrants for an amount in cash that is determined in accordance with a formula set forth in the Series F Warrant. Such provisions could reduce the amount of consideration paid to common stockholders in the event of a change in control by reducing the amount of proceeds available for common stockholders.

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
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 7, 2016

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.

3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

10.1	Form of Common Stock Purchase Warrants Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2016.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.(*)

(*) Included herewith.

