Form 10-K
period 2016-12-31
CombiMatrix Corp
filed 2017-03-03
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO                        ..

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was $4,708,000, based upon the last reported sale price of the registrant’s common stock on that date as reported by NASDAQ. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and persons known to the registrant to hold ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on February 28, 2017, was 2,864,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Form 10-K”), are incorporated by reference into Part III, Items 10-14 of this Form 10-K. Except for the portions of the Proxy Statement specifically incorporated by reference in this Form 10-K, the Proxy Statement shall not be deemed to be filed as a part hereof.

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2016

COMBIMATRIX CORPORATION

PART I

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to grow revenue and improve gross margin; delays in achieving cash flow-positive operating results; the risk that operating expenses are not reduced or increase; the risk that test volumes and reimbursements level off or decline; the risk that payors decide to not cover our tests or to reduce the amounts they are willing to pay for our tests; the risk that we will not be able to grow our business as quickly as we need to; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis, or CMA, as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; third-party reimbursement of CMA; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization, or IVF, diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

As used in this report, “the Company,” “we,” “us” and “our” refer to CombiMatrix Corporation and its majority-owned subsidiary companies.

Item 1. BUSINESS

Overview

We were originally incorporated in October 1995 as a California corporation. In September 2000, we were reincorporated as a Delaware corporation and in December 2002, we merged with, and became a wholly owned subsidiary of, Acacia Research Corporation, or Acacia. In August 2007, we split off from Acacia and became publicly traded on The NASDAQ Stock Market. As a result of the split off, we ceased to be a subsidiary of, or affiliated with Acacia.

We are a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. We strive to provide best-in-class clinical laboratory support to healthcare professionals, allowing them to maximize the clinical utility of their patients’ test results and to optimize patient care. Our testing focuses on advanced technologies, including single nucleotide polymorphism, or SNP, chromosomal microarray analysis, next-generation sequencing, fluorescent in situ hybridization, or FISH, and high resolution chromosome analysis (also referred to as karyotyping). Our approach to testing is to offer sophisticated technology along with high quality clinical support to our ordering physicians and their patients. Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc., a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Market Overview

We believe the molecular diagnostics market is one of the fastest-growing segments within the overall diagnostics market. Molecular diagnostics, within the context of this report, refers to the use of an individual’s genetic analysis to guide medical decision-making in the area of disease diagnosis and post-diagnostic management. Innovative approaches to re-sequencing of the human genome and a growing clinical appreciation and acceptance of the utility of genomic information in guiding clinical care have enabled the rapid growth of this market. We believe that the use of molecular diagnostics will continue to grow in the coming years and will have a significant impact on the way in which medicine is practiced.

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

The human genome has approximately three billion nucleotides. The order of these nucleotides is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is transcribed (or copied) to an intermediate form, called messenger RNA, or mRNA. The mRNA code is then translated into a specific protein product. Proteins direct most cellular functions, some of which lead to the expression of individual traits, such as eye color or height. Some level of normal variability is seen throughout the genome; however, abnormal variations in the sequence of a gene or a region of the genome, such as deletions, duplications, or point mutations, can interfere with the normal physiology of the cells in which that gene is expressed. These abnormal variations may lead to disease, a predisposition to a disease, or an atypical response to certain types of drugs.

Genes and Molecular Diagnostics

There are a number of methods of genetic analysis that are used in diagnostic genetic testing. These methods broadly fall into three main categories: (i) sequencing of individual base pairs of DNA; (ii) assessing DNA copy number variation; and (iii) analyzing gene expression. In some diagnostic situations, it is only necessary to analyze either a single gene or a small number of genes. This diagnostic testing can be accomplished by a number of different techniques, depending on the situation. However, when a larger number of genetic factors need to be analyzed, one of the most efficient methods of analysis is to use a CMA, also referred to as microarray, which has the ability to measure millions of DNA variations in a single experiment.

Microarray Testing for DNA Copy Number Variation

Microarray testing assesses genome-wide copy number variation by comparing a patient’s genomic DNA to a reference genome to evaluate for relative losses and gains. Some losses and gains of genomic information are known to cause genetic disorders or predispose a person to a genetic disorder. Other gains and losses are considered benign because they occur in regions of the genome that are known to show variability in the normal population and have not been associated with any disease or disease process. Microarray testing is a powerful tool because it allows for simultaneous analysis of copy number variation across the entire genome at a high resolution in a single assay, providing a comprehensive analysis of all 46 chromosomes in a single test. Unlike gene expression arrays, which evaluate mRNA levels to monitor the activity of specific genes, DNA-based microarray analysis identifies quantitative defects in the number of copies of distinct segments of genomic DNA in order to test for conditions that are known to be associated with gains and losses of chromosomal information. Throughout this report, the terms microarray and array are used interchangeably, but always refer to DNA-based microarray testing.

Our Solutions for Molecular Diagnostics and Microarray Testing

In our laboratory facilities, we use the Illumina Infinium CytoSNP-850K BeadChip genome-wide array for our prenatal diagnostics and postnatal developmental disorders markets. Illumina’s CytoSNP-850K microarray is comprised of 50 nucleotide base, or 50-mer, probes attached to individual silica beads, which self-assemble into microwells on the array’s surface. Each single nucleotide polymorphism, or SNP, probe is represented with a high degree of redundancy to improve sensitivity by increasing the signal-to-noise ratio. To test a patient’s genomic DNA, it is first fragmented and then amplified. These fragments are allowed to hybridize with the complementary DNA on the 50-mer probes, and after hybridization, each fragment is extended by a fluorescently-labeled nucleotide (i.e., an A, T, C, or G). The fluorescent signal is subsequently amplified and detected by a scanner, which measures the intensity of each signal and the specific nucleotide detected for each SNP. This information is then compared to a control cluster, which is generated from pooling over 100 normal genomes tested using the same assay and is then evaluated for differences in copy number (i.e., deletions and duplications), as well as for genotypic information (i.e., homozygosity versus heterozygosity). For our miscarriage analysis testing, we utilize Illumina’s HumanCytoSNP-12 BeadChip array. These two microarray platforms are similar in many respects. However, as miscarriage analysis is performed primarily to identify the incorrect number of chromosomes (or “aneuploidy”), the slightly lower-resolution CytoSNP-12 microarray provides a more cost-effective solution.

Next Generation Sequencing for DNA Copy Number Variation

For the IVF testing market, we utilize next generation sequencing, or NGS, technology by Illumina’s VeriSeq™ preimplantation genetic screening, or PGS, assay to evaluate biopsied embryonic cells for whole chromosome and large segmental aneuploidies. DNA from one or more embryonic biopsied cells is amplified and then simultaneously fragmented and tagged with unique adapter sequences. Next, the samples undergo additional limited amplification, which utilizes the adapter sequences. This process also adds index sequences which is used to pool up to 24 samples in a single library for the sequencing process. The sequence data is de-multiplexed utilizing the index sequence information, aligned to the Human Genome Reference, and the copy number variances of these sequences are visualized using third-party analysis software.

Diagnostics Market Segmentation

In general, our diagnostic services and test menu are focused around our highly specialized genomic microarray and NGS technologies. While there are risks associated with billing and reimbursement of these highly specialized tests, we believe that our market position and test portfolio provide significant leverage in the rapidly growing personalized genomics/diagnostics space. Our test menu is further supplemented by what may be considered more routine tests, which allow us access to a broader, yet synergistic market. Our overall clinical market can be divided into four primary markets: (i) IVF testing, (ii) miscarriage analysis (also referred to as products of conception analysis or POC), (iii) prenatal diagnostic testing; and (iv) postnatal developmental disorder testing. Our research indicates that the global market for prenatal and newborn genetic testing is estimated to be valued at $8.4 billion by 2019. In addition, our market analysis indicates that our potential client base for these markets can be divided into multiple general customer groups, as detailed below. Our services are therefore tailored to meet the specific needs of each of these customer groups.

In Vitro Fertilization, or IVF, Diagnostic Testing

●	This market segment consists of approximately 480 IVF clinics nationwide. Testing is focused on screening embryos for aneuploidy and is primarily referred to as PGS. A significant proportion of embryos created through IVF will have an abnormal chromosomal complement, and this percentage dramatically increases with age. The goal of PGS is to determine the chromosomal make-up of each embryo to help the IVF specialist identify the most suitable embryo(s) for transfer. Based on our market research, the majority of IVF clinics in the United States do not have an in-house laboratory capable of performing this high complexity testing, and therefore must send embryo biopsy samples out to reference laboratories. Commercial laboratories providing PGS utilize a variety of technology platforms, including: real-time polymerase chain reaction (RT-PCR), array comparative genomic hybridization (aCGH), SNP microarray, and next-generation sequencing (NGS). We believe this market segment is rapidly growing due to the impact of delayed childbearing, as well as the negative impact of increased obesity on fertility. As most insurers currently do not provide coverage benefits for PGS, our business model requires billing the patient up-front for our services, typically by credit card, or billing the fertility clinic providing the IVF services, both of which eliminate third-party reimbursement risks. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $125 million per year.

Miscarriage Analysis

●	Community-based hospital pathology laboratories and regional reference laboratories: This segment of the market is characterized by hospitals that provide basic laboratory services but do not offer complex genetic testing, such as SNP microarrays. Generally speaking, in the past decade, most community hospitals have relied on traditional methods of chromosomal analysis, such as karyotyping or FISH for miscarriage testing, which is typically sent out to a specialty laboratory. However, based on more recent, highly compelling data demonstrating the superiority of microarray testing to karyotyping, we believe significant growth opportunities exist in this segment. This segment of the market is characterized by a preponderance of clients that require us to bill the patients’ insurers directly, as opposed to engaging in an institutional, direct-bill relationship. We estimate the current total U.S. market for diagnostic testing in this segment to be approximately $300 million per year.

●	Physician groups: In the developmental genetics market, physician groups collectively constitute a significant market opportunity. This segment of the market typically outsources all of their genetic testing services, meaning they require a global level of service that necessitates processing all aspects of patient billing. The physicians that make up this market include reproductive endocrinologists, OB-GYNs and maternal fetal medicine specialists, or MFMs.

●	IVF Clinics: In this market, miscarriage analysis is performed for patients who experience a successful implantation of the embryo, but end up being unable to sustain the pregnancy.

Prenatal Diagnostic Testing

●	Physician groups: Prenatal diagnostic testing is performed on samples retrieved from specific diagnostic procedures performed during pregnancy. This testing can also be used as a confirmatory diagnostic analysis following maternal serum screening or non-invasive prenatal testing, or NIPT, or as a standalone diagnostic assay. There are two primary diagnostic procedures utilized to obtain a fetal sample: (i) chorionic villus sampling, in which a small sample of the placenta is biopsied; or (ii) amniocentesis, in which a small amount of amniotic fluid is collected. These procedures are performed by MFM specialists and some OB-GYNs. Typically, these physicians order testing directly from our laboratory. This market continues to be important as diagnostic testing during pregnancy is critical to ongoing maternal clinical care. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $100 million per year.

Postnatal Diagnostic Testing

●	Pediatric geneticists, pediatric neurology clinics and Children’s Hospitals: This market segment, particularly the Children’s Hospital sector, generally has relatively comprehensive laboratory capabilities and performs most basic genetic and chromosomal testing in-house, such as chromosome analysis, FISH and PCR-based tests. These facilities typically provide comprehensive genetic counseling to their patients, which is a key component in the clinical evaluation and utilization of complex genomic assays in the pediatric diagnostic arena. Due to economic conditions, some institutions find themselves in the untenable situation of having limited access to third-party manufactured kit components and being unable to internalize such highly specialized genomic testing platforms due to lack of expertise in this area. This segment of the market typically outsources the testing completely. From a billing perspective, many of the customers in this segment prefer the direct billing model, and individual test pricing is negotiated with each institution. We estimate that the current total U.S. market for diagnostic testing in this segment to be approximately $200 million per year.

Technologies

Our objective is to provide a suite of molecular diagnostic tests utilizing the following technologies:

SNP Microarrays

The Illumina microarray that we utilize was designed by a consortium of academic and commercial laboratories (including CombiMatrix), using content recommendations from the International Collaboration for Clinical Cytogenomics and the Sanger Institute. The resulting assay is a dense, high-resolution, whole-genome array that covers 3,262 dosage-sensitive genes that are known to be associated with genetic disorders and/or syndromes. Probe coverage is highly focused in regions of known clinical significance, with additional probes to provide coverage for the remainder of the genome, or the “genomic backbone”. In addition to copy number evaluation, SNP probes provide genotypic information that can indicate imprinting disorders, regions of homozygosity that may contain a disease-causing gene, shared ancestry (which can lead to an increased risk for an autosomal recessive disorder in a child), and in the case of prenatal and miscarriage analysis, identification of partial and complete molar pregnancies and maternal cell contamination.

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

SNP Microarray Analysis on FFPE Tissue

Although fresh tissue from a miscarriage is ideal, in some cases, it is not available. In these situations, the tissue has typically been processed by a pathology laboratory using formalin to fix the tissue and embedding it in a paraffin block for storage (referred to as formalin fixed paraffin embedded or FFPE sample). One of the major benefits of using a microarray to evaluate the fetal chromosomes instead of karyotyping is that microarrays are DNA-based, meaning they can analyze DNA from tissue whether or not it is still living, unlike karyotyping which requires fresh, living tissue. To be a comprehensive service provider, it is critical that our microarray platform be able to evaluate genomic alterations not just in fresh miscarriage tissue, but also tissue from FFPE samples. Traditionally, working with FFPE samples has proven challenging because the fixation and storing process degrades the quality of the DNA. We believe we have successfully adapted our array protocol for the optimal analysis of FFPE specimens by using a specialized process, in which the fragmented DNA is restored to longer segments by ligating free DNA ends together prior to analysis. This restoration step makes the array particularly useful in analyzing DNA samples that are of poorer quality, such as older samples or tissue that has been strongly fixed in formalin. We believe this process developed by our laboratory has allowed us to successfully analyze this challenging sample type, which is not amenable to testing by other platforms.

Next Generation Sequencing for IVF Testing

The Illumina VeriSeq PGS kit has been stringently validated by clinical laboratories world-wide for the past four years. While aCGH technology (specifically, Illumina’s 24sure microarray) was considered to be an acceptable platform for PGS testing in years past, NGS technology has since been repeatedly demonstrated to be at least as good, if not better than, aCGH in terms of sensitivity and specificity. VeriSeq PGS offers the added advantage of increased sensitivity for the presence of mosaic abnormalities (i.e. when more than one cell line is present). This is in large part due to the BlueFuse Multi Analysis software that we use, which is part of the VeriSeq PGS kit. With BlueFuse, the data processing algorithm has been optimized to create a smoother plot and a much larger dynamic range, making it easier to separate true abnormalities from noise. Not only is VeriSeq PGS able to accurately identify whole chromosome aneuploidies, it is also able to detect segmental aneuploidies of 20 Mb or greater. Segmental aneuploidies of this size are considered detrimental to embryo survival and targeted assays that are not capable of identifying segmental aneuploidies have been associated with worse outcomes compared to whole-genome assays such as VeriSeq PGS. These outcomes included: decreased implantation rates, increased miscarriage rates, and decreased ongoing pregnancy rates.

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

Miscarriage, Intrauterine Fetal Death and Stillbirth Analysis

As with prenatal and pediatric genetics, karyotyping has long been considered the standard of care for evaluating pregnancy losses for chromosomal disorders. However, tissue from miscarriages, fetal deaths and stillbirths is difficult to culture (grow) in the laboratory, and this culturing process is required in order to perform a karyotype. Microarray analysis is particularly useful in this arena, as it does not depend on the successful growth of a cell culture. Instead, it relies solely on the sample’s DNA, which can be directly extracted from nearly any fetal tissue sample. While karyotyping fails to provide a result in between 20-40% of these cases, microarray testing is able to provide a result greater than 90% of the time. This is particularly beneficial in the analysis of first trimester pregnancy loss, as it is estimated that 50-60% of all first trimester losses are due to chromosomal abnormalities. Being able to identify the cause of the miscarriage in one out of every two women means that physicians are better able to provide personalized reproductive counseling and plan future pregnancy management for a much larger segment of their patient population.

IVF: Preimplantation Genetic Screening

In IVF testing, PGS was traditionally performed at cleavage stage (Day 3) embryos by biopsying one or two cells of the early stage embryos for testing. In recent years, there has been a marked shift toward biopsying multiple cells from the trophectoderm of blastocyst (Day 5) embryos after it was demonstrated that Day 3 biopsies were much more harmful to the embryo than Day 5 biopsies. PGS is most often utilized when there is a history of reproductive failure, recurrent pregnancy loss, a previous aneuploid pregnancy, family history of aneuploidy, or advanced maternal age. We believe that approximately 25% of IVF cycles in the United States involve the use of PGS. Throughout the years, a number of different technologies have been employed, including FISH, quantitative PCR, array CGH, SNP microarray, and NGS. At present, it is not clear which of these technologies will prove optimal for routine clinical use. There are a number of studies indicating that NGS may have the greatest accuracy and the most sensitivity with respect to the detection of mosaicism; however, the clinical relevance of this information remains to be determined.

Developmental Disorders: Prenatal and Pediatric Care

The focus of our prenatal and postnatal microarray is to assist in diagnosing genomic syndromes associated with intellectual disability, developmental delays, congenital anomalies, dysmorphic features and autism spectrum disorders.

Prenatal: In 2013, following the publication of a large, prospective, multicenter trial designed to compare karyotyping to microarray analysis in the prenatal population (Wapner et al.), the American College of Obstetricians and Gynecologists, or ACOG, which is the governing body for the practice of medicine in the area of obstetrics and gynecology, recommended that microarray analysis be performed in lieu of standard karyotyping when fetal anomalies are present on ultrasound, and any time there is a fetal death or stillbirth. The ACOG also recommended that microarray analysis be offered as an alternative to standard karyotyping for any patient undergoing a prenatal diagnostic procedure, given the increased sensitivity of microarray analysis to detect chromosomal abnormalities, even following a normal karyotype result.

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

The Evolution of Our Clinical Microarray Testing

In 2006, we introduced our first developmental disorders microarray, which detected over 50 different genetic disorders in one multiplexed analysis. In October 2006, the U.S. Food and Drug Administration, or FDA, indicated that this test did not require approval under its guidance as it did not meet the definition of an In Vitro Diagnostics Multivariate Index Analysis, or IVDMIA. Following this determination, we launched our microarray test under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, guidelines for use in the clinical care of patients. Since then, we have launched several upgrades of this test. Our current microarray offering is capable of identifying more than 500 recurrent syndromic and non-syndromic genetic disorders, ranging from common conditions, such as Down syndrome (trisomy 21) and DiGeorge syndrome (deletion 22q11.2), and many more rare disorders.

We actively monitor peer-reviewed publications for relevant information that allows us to analyze and modify our test reporting processes as necessary so as to include the most up-to-date clinical information for the benifit of our patients. We anticipate that these continuous improvement processess may result in either incremental improvement to our current array design, or significant changes for a new version of our arrays in the future. As an example of our publication-driven approach, as early as 2009, we began to include specific coverage of regions shown to be strongly associated with autism spectrum disorders, or ASDs, or predisposition to ASDs, long before the guidelines to testing children with autism/ASDs included microarray analysis. It is now recognized that approximately 7% of all children with an ASD have a genomic abnormality that is identifiable by microarray. This contributes to the clinical recommendation that chromosomal microarray analysis be offered to all individuals with an ASD as part of a first-tier diagnostic evaluation. Implementation and use of this high density whole-genome array provides valuable and clinically actionable information for over 10% of all pediatric patients evaluated for neurodevelopmental disorders. Significantly, recent studies from our group and others have enabled us to have a clearer appreciation of the extent and nature of structural variation in the human genome in health and disease. Additionally, the ability to identify recurrent and rare structural imbalances by microarray analysis is now allowing us to decipher potential mechanisms that result in complex chromosomal rearrangements with adverse phenotypic impact. Therefore, we believe that not only are we solving challenging diagnostic dilemmas for patients and their families, but also providing valuable long-term care and prognostic information.

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

Our Strategy

Our strategic intent is to become the preeminent diagnostic services laboratory for reproductive healthcare testing using the best technologies available. In our efforts to achieve this objective, we leverage our direct sales team to market our IVF testing, prenatal diagnostic testing, postnatal testing, and miscarriage analysis testing. In addition, we have established pathology partnerships and strategic alliances with industry partners to increase our commercial distribution footprint.

Direct Sales Efforts

Our sales and marketing representatives aggressively market our PGS, miscarriage analysis and prenatal diagnostic microarray testing to four primary physician groups: OB/GYNs, MFMs, reproductive endocrinologists in IVF clinics and the historically underserved Pathology community. It is primarily the OB/GYN and occasionally the MFM, who perform the surgical procedure to remove fetal and placental tissue from the uterus following a miscarriage or fetal death. Pathologists are the custodians of this tissue and are often charged with determining which reference lab to utilize for send-out testing on these specimens. Embryologists in the IVF clinics conduct the biopsies of embryos in the clinic. MFMs conduct the CVS and amnio procedures, often in clinic as well. For the miscarriage analysis market, our strategic sales approach is to engage with, and sell to, the multiple decision-makers in the laboratory and the clinic, culminating with the pathologist. We believe this pathology-centric approach to miscarriage analysis testing, where we leverage our expertise in the testing of FFPE, gives us a competitive edge. Whereas our competitors’ primary sales call points are the medical office clinicians, and their primary test offerings focus on other product or service lines in developmental testing, we are very focused on the miscarriage analysis market and the unmet clinical need for this testing.

In December 2012, two studies by the National Institute of Health, which were published in the New England Journal of Medicine, demonstrated the diagnostic superiority of microarray analysis compared to traditional karyotyping for both stillbirths (Reddy, et al.) and prenatal diagnosis for ongoing pregnancies (Wapner, et al.). As mentioned above, in December 2013, ACOG issued a Committee Opinion not only recommending microarray analysis in lieu of karyotyping for fetal death and stillbirths (also referred to as POCs), but also as a superior test modality for prenatal diagnosis. In June 2016, our medical team and several thought leaders published the largest study of its kind regarding microarray analysis on POCs, Genetics in Medicine. In this study of 8,118 samples analyzed over a period of 44 moths, we found an overall success rate of 91.0% for all sample types including both fresh tissue (92.4%) and FFPE (86.4%). In addition to the detection of whole chromosome aneuploidies, we identified polyploidy, whole genome homozygosity (seen in molar pregnancies), segmental genomic imbalances, and cases affected by maternal cell contamination. Given the increased diagnostic power and significantly higher success rate for obtaining results compared to karyotyping, our data supported microarray analysis as the preferred testing modality for pregnancy losses of all gestational ages. We are leveraging our direct sales channel and our strategic partners’ channels to capitalize on the prenatal diagnostic testing opportunity and the recommendations of ACOG, which we believe highlight the superiority of microarray testing compared to traditional testing, such as karyotyping and FISH.

Strategic Alliances

Strategic alliances with established industry partners allow us to round-out our test menu to offer complete testing solutions to MFM specialists, reproductive endocrinologists, and OB/GYNs, and to capitalize on the demand for complementary test options, such as NIPT, which remains a screening modality. We have established several key partnerships in the past and we will continue to consider accretive business relationships that add value to our customers.

In addition, we have focused our reimbursement efforts on maximizing collections for all of the tests that we perform. We internalized our billing and collections process in 2012 and continue to augment our billing and reimbursement department to secure future positive coverage decisions and optimize payer relations. In 2016, we observed that several third-party insurance plans altered their coverage decisions and determined that testing products of conception for recurrent pregnancy loss by microarray is indeed clinically valuable and medically necessary. We believe this change from non-coverage to coverage for products of conception testing by microarray is a positive trend. We are also focused on increasing our managed care relationships, and have previously announced payor contracts covering our suite of diagnostics services, and expect to execute additional payor contracts in the future.

Scientific Advisory Board

In 2015 we initiated efforts to build our scientific advisory board (SAB), which as of the date of this filing currently is comprised of six members. We believe that our SAB adds significant intellectual and business expertise to CombiMatrix and to the direction of our current and future test offerings. Our SAB currently includes leaders in the areas of maternal fetal medicine, obstetrics/gynecology, reproductive endocrinology, clinical embryology and pediatric neurology.

Billing and Reimbursement

Payor Categories

Revenues from our clinical laboratory tests are generated primarily from the provision of test results to the referring healthcare provider. Reimbursement, however, can come from several different sources. Depending on the billing arrangement and applicable law, parties that reimburse us for our services include direct-bill customers, third-party payors and individual patients. Where there is a coverage policy, contract or agreement in place, we bill the third-party payor, the hospital or referring laboratory as well as the patient (for deductibles and coinsurance or copayments, where applicable) in accordance with the policy or contractual terms. Where there is no coverage policy, contract or agreement in place, we pursue reimbursement on behalf of each patient on a case-by-case basis and rely on applicable billing standards to guide our claims process.

Our direct-bill payors include healthcare institutions such as hospitals, clinics, physician offices and in some circumstances, patients themselves. For the direct-bill and individual patient categories, our diagnostic services are billed and revenues are recognized at established contractual rates, once the test results have been delivered to the ordering physician.

Third-party payors include organizations such as commercial insurance companies, as well as government payors including Medicare and Medicaid. We bill our tests to these payors using individual billing codes known as Common Procedural Terminology, or CPT, codes established for array-based laboratory diagnostic testing. For the non-governmental third-party payor category, our diagnostic services are billed at our list prices for the test(s) performed, but they are recognized for accounting and financial reporting purposes as diagnostic service revenues based upon the amounts expected to be collected. The difference between the amount billed to each payor and the amount expected to be collected is recorded as a contractual allowance. For governmental payors, we recognize revenues based upon published fee schedules established by the Centers for Medicare and Medicaid Services, or CMS, or various state Medicaid fee schedules.

CPT Coding

CPT codes are the main data code set used by physicians, hospitals, laboratories and other health care professionals to report separately-payable clinical laboratory tests for reimbursement purposes. The CPT coding system is maintained and updated on an annual basis by the American Medical Association, or AMA. In 2012, the AMA added over one hundred new CPT codes for specific molecular tests such as ours. These new codes replaced the more general “stacking” codes that were previously used to bill for these services, and they became effective January 2013. In the Final Physician Fee Schedule Rule, which was issued in November 2012, CMS stated that it had determined it would pay for the new codes as clinical laboratory tests, which are payable on the Clinical Laboratory Fee Schedule, or CLFS. Although the various Medicare Administrative Contractors, or MACs, established pricing based on a “gap filling” methodology, not all of the codes were priced by CMS, and were omitted from the 2014, 2015, 2016 and 2017 CLFS. Among these were molecular codes we use in billing for our microarray testing.

The omission of certain CPT codes utilized by us from the CLFS could have an adverse impact on our revenue and cash reimbursement going forward. We continue to work with industry advisory groups to determine what information and action is needed to ensure continued reimbursement. There is a possibility that other third-party payors will establish negative or inadequate coverage policies or reimbursement rates.

Reimbursement

For the years ended December 31, 2016 and 2015, approximately 21% and 27% of our diagnostic services revenues were derived from direct bill customers, 71% and 68% from third-party commercial insurance carriers, 2% and 3% from government payors, including Medicare and several state Medicaid plans, and 6% and 2% from private pay customers, respectively.

With respect to the third-party payors that we bill, we are considered an “out-of-network” provider with the majority of the carriers, resulting in varying expected reimbursement amounts, which we believe is not unusual for a company such as ours that offers highly specialized and/or unique testing. An “in-network” provider has a contracted arrangement with the insurance company or benefits provider. This contract governs, among other things, service-level agreements and reimbursement rates. In certain instances, an insurance company may negotiate an “in-network” rate for our testing rather than pay the typical “out-of-network” rate. During our operating history, we have been able to receive reimbursement for most of our tests from major commercial third-party payors based on their established policies. Our efforts in obtaining reimbursement are based on individual claims, include pursuing appeals or reconsiderations of claim denials, require a substantial amount of time and effort, and may still result in bills not being paid for many months, if at all. Furthermore, if a third-party payor denies coverage after final appeal, payment may not be received. We have implemented a revenue cycle management system and have expanded our billing and collections department to address these issues. We have also executed managed care contracts to become “in-network” with certain third-party payors, and continue to seek additional “in-network” contracts. However, we cannot predict whether, or under what circumstances, payors will reimburse our microarray tests. Payment amounts can also vary across individual policies. Denial of coverage by payors, or reimbursement at inadequate levels, will have a material adverse impact on market acceptance of our tests.

Governmental Regulation

Our business is subject to extensive laws and regulations as described below. It is impossible to predict what future changes will be made to federal, state and local laws and regulations and the impact that such changes may have on us.

The Patient Protection and Affordable Care Act

Comprehensive health care reform legislation passed in 2010 entitled The Patient Protection and Affordable Care Act, or ACA, instituted permanent cuts to the CLFS, which are in addition to the automatic sequestration reductions mandated by the Budget Control Act of 2011. However, due to new government leadership under President Donald Trump, executive orders designed to scale back the impact of the ACA have recently been enacted in 2017. Also, the U.S. Congress, in alliance with President Trump, is likely to propose sweeping legislation during 2017 to repeal and replace the ACA. We believe that a newly revised ACA will likely contain a number of provisions that are expected to impact our business and operations, albeit in ways we cannot currently predict. Provisions governing enrollment in federal healthcare programs, reimbursement changes, and the treatment of fraud and abuse will still impact existing government healthcare programs and will result in the development of new programs. Generally, the ACA and private payers may soon be faced with new legislation designed to contain costs or legislate different financial options for consumers who purchase health care insurance. These reforms present challenges and unpredictability to laboratories like ours.

Clinical Laboratory Improvement Amendments of 1988, or CLIA

As a clinical reference laboratory, we are required to hold certain federal, state and local licenses as well as certain certifications and permits to conduct our business. Under CLIA, we are required to hold a certificate applicable to the type of work we perform and to comply with standards covering personnel, facilities administration, quality systems and proficiency testing. We have a certificate of accreditation under CLIA to perform testing and are accredited by the College of American Pathologists, or CAP. To renew our CLIA certificate, we are subject to periodic inspection standards applicable to the testing we perform. Should regulatory compliance requirements become substantially more complex, operational costs at our lab might increase in the future. If our laboratory is out of compliance with CLIA requirements, we may be subject to certain sanctions including suspension or revocation of our CLIA certificate and various civil and/or criminal penalties. We must maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare beneficiaries. If we were to be found out of compliance with CLIA program requirements and subjected to sanctions, our business could be harmed. We are not able to guarantee that we will pass all future license and/or certification inspections.

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

On October 3, 2014, the FDA published two draft guidance documents regarding proposals for the regulation of LDTs in the Federal Register. The 120-day public comment period on the draft documents began at issuance and lasted until February 2, 2015. Since this time, industry stakeholders have responded to the FDA draft guidance document, both for and against, with the only certainty being that a change in how LDTs will be monitored and by what federal agency are on the horizon. In early January of 2017, the FDA announced it would not issue a final guidance on the oversight of LDTs at the request of various stakeholders, such as the AMA and the ACOG in order to allow for further public discussion on an appropriate oversight approach and to give Congressional authorizing committees the opportunity to develop a longer-term, legislative solution. There can be no assurance that changes to the FDA’s involvement in LDTs will not negatively impact our business. Generally speaking, the FDA and the legislative branch frequently entertain proposals that would increase FDA oversight of laboratories like ours and the testing that we conduct. The outcome and impact of such proposals on our business is impossible to predict. The FDA may impose a range of penalties for non-compliance with any of its rules, including recalls, injunctions and sanctions, any of which would negatively impact our business.

Health Insurance Portability and Accountability Act, or HIPAA

Under HIPAA, the U.S. Department of Health and Human Services, or HHS, issued regulations to protect the privacy of individuals’ personal medical and health information through the implementation of security measures that govern how such data is stored and maintained, and to limit the disclosure of this “protected health information” to only those who receive specific authorization from the individual. The federal Health Information Technology for Economic and Clinical Health Act, or HITECH, enacted in February 2009, expanded the HIPAA rules significantly, in particular HIPAA enforcement. For example, HITECH authorizes state attorneys general to bring civil actions on behalf of state residents and it requires HHS to conduct extensive auditing. Perhaps most importantly, HITECH renders HIPAA directly applicable to the “business associates” of covered entities, which in some cases may mean us. The omnibus regulation implementing most of the HITECH provisions was published in January 2013. In February 2014, CMS issued final rules amending HIPAA to provide individuals or their personal representatives with the right to receive copies of their test reports from laboratories covered by HIPAA and/or to request that such test reports be transmitted to certain third parties. This rule preempts many state laws that prohibit laboratories like ours from directly providing individuals with their test reports. Violations of HIPAA regulations include civil and criminal penalties, including up to ten years imprisonment. Consequently, our policies and procedures are designed to comply with such regulations. The requirements under these regulations may change periodically and we will continue to monitor such changes.

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

We must also satisfy various applications and provisional requirements for other states in which we desire to conduct business, and we have obtained licenses for Florida, Maryland, Pennsylvania and Rhode Island. We are licensed by the New York State Department of Health to perform prenatal and postnatal/pediatric cytogenetic testing, microarray analysis for pediatric care, prenatal, and miscarriage analysis, and our PGS test offering has conditional approval enabling us to offer PGS testing in the state of New York. We may become aware from time to time of additional states that require out-of-state laboratories to obtain licensure in order to accept patient specimens from those states, and it is possible that other states do have such requirements or will have such requirements in the future. If we identify any other state with such requirements or if we are contacted by any other states advising us of such requirements, we intend to strictly adhere to the instructions and guidelines from the state regulators as to how we should comply with such requirements. There can be no assurance, however, that our efforts to comply will be successful.

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

Seasonality

Our business is subject to the impact of seasonality, particularly during the mid-summer months when patients tend to be less likely to visit their healthcare providers for diagnostic testing due to vacations, and in the latter part of December and early January when many IVF clinics close down for annual maintenance. In addition, during the winter months, disruptions in transportation due to inclement weather may affect not only patients’ ability to visit their healthcare providers, but it may also prompt provider concerns about potential disruption or delay in sample processing, both of which negatively impact our business. Consequently, the demand for our services, in general, could be subject to declines in the summer and during periods of severe weather.

Patents, Trademarks and Licenses

As a part of our corporate restructuring that occurred in 2010, many of our issued patents and patent applications were licensed to a private company, CustomArray, Inc., for which we receive minimum royalties of $100,000 per year. The intellectual property rights that remain are not currently used in our molecular diagnostics services business.

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

Competition

We believe that competition within our market is increasing. Our business competitors in the United States include regional clinical microarray laboratories, both commercial and academic, as well as large national companies such as LabCorp, Quest Diagnostics, Natera, Progenity, the Cooper Companies, and several others. Some of these competitors may possess greater financial, technical, human and other resources than we do. In addition, technological advances or entirely different approaches developed by one or more of our competitors could render our services obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by or currently utilized by us.

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

Research and Development

Our research and development activities primarily relate to the development and validation of diagnostic tests in connection with our specialized PGS, miscarriage analysis, prenatal and pediatric developmental disorder genetic tests. For the years ended December 31, 2016 and 2015, we incurred research and development expenses of $493,000 and $466,000, respectively.

Employees

As of December 31, 2016, we had 55 full-time-equivalent employees, one of whom is an M.D. and another of whom is a Ph.D. We believe that we maintain good relationships with our employees and are not subject to collective bargaining arrangements.

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

Risks Related to Our Business

We may not be able to meet our cash requirements beyond the first quarter of 2018 without obtaining additional capital from external sources and our current outstanding private placement warrants may prevent us from issuing new securities. If we are unable to raise additional capital through future financings or from external sources, we may not be able to continue as a going concern.

As of December 31, 2016, we had $3.7 million in cash, cash equivalents and short-term investments, which we anticipate will meet our cash requirements through and beyond the fourth quarter of 2017. However, in order for us to continue as a going concern beyond that point, we will have to increase revenue and cash reimbursement, continue to control operating expenses and may be required to obtain capital from external sources. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash reimbursement and to control operating expenses, of which there can be no assurance.

In order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional services necessary to grow and sustain our operations.

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

To date, we have relied primarily upon selling convertible debt and equity securities to generate the funds needed to finance the implementation of our business strategies. We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below that may deplete our capital resources more rapidly than anticipated. We may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. We cannot be sure that additional funding will be available on favorable terms, if at all. In order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, it could result in reduced revenues and cash flows from the sales of our diagnostic services and/or could jeopardize our ability to launch, market and sell additional products and services necessary to grow and sustain our operations. If we fail to obtain additional funding when needed, we may not be able to execute our business plans or continue operations, and our business may be materially adversely affected.

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

Because our business operations are subject to many uncontrollable outside influences, we may not succeed.

Our business operations are subject to numerous risks from outside influences, including the following:

●	Technological advances may make our array-based technology less competitive or even obsolete, and as a result, our revenue and the value of our assets could materially decrease.

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

●	Our technologies face uncertain market value.

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

●	We obtain components and raw materials from a limited number of sources and, in some cases, a single source, and the loss or interruption of our supply sources may materially adversely impact our ability to provide testing services to meet our existing or future sales targets.

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

In order to be successful, our test offerings must meet the commercial requirements of hospitals and physicians and be considered the standard of care in order to be widely adopted. Market acceptance will depend on many factors, including:

●	the benefits and cost-effectiveness of our services relative to others available in the market;

●	our ability to provide testing services in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

●	our ability to develop and market additional tests and enhance existing tests that are responsive to the changing needs of our customers; and

●	the willingness and ability of customers to adopt new technologies or the reluctance of customers to change technologies upon which they have previously relied.

Uncertainty regarding U.S. healthcare reform legislation may result in significant changes and our business could be adversely impacted if we fail to adapt.

Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation known as the Affordable Care Act, or ACA, was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which is responsible for submitting proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for the Center for Medicare and Medicaid Innovation to examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model.

As sweeping as the ACA is, the recent leadership change by the election of Donald Trump as President of the United States creates significantly more uncertainty, as one of the main tenants of Mr. Trump’s campaign was the repeal and replacement of the ACA early in his first term as President. While the ultimate impact of existing health reform and related legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change, especially if the ACA is partially or fully repealed and replaced. Our failure to adapt to these changes could have a material adverse effect on our business.

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

Physicians and patients may decide not to order our high-complexity genomic microarray tests unless third-party payors, such as managed care organizations as well as government payors such as Medicare and Medicaid, pay a substantial portion of the test price. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

●	not experimental or investigational;

●	medically necessary;

●	appropriate for the specific patient;

●	cost-effective;

●	supported by peer-reviewed publications; and

●	included in clinical practice guidelines.

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

A significant portion of our billings to third-party payors are concentrated within a relatively small number of payors. We depend on our payors to reimburse us for our services in timely manner. If our payors do not reimburse us in a timely manner, our cash flows and financial condition may materially decline.

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

Billing for molecular laboratory services is extremely complicated. The client is the party that orders the tests and the payor is the party that pays for the tests, and the two are not typically the same. Depending on the billing arrangement and/or applicable law, we need to bill various payors, such as patients, health insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different billing requirements. Health insurance companies and governmental payors also generally require complete and correct billing information within certain filing deadlines. Additionally, our billing relationships require us to undertake internal audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Health insurance companies also impose routine external audits to evaluate payments made. Additional factors complicating billing include:

●	pricing differences between our fee schedules and the reimbursement rates of the payors;

●	disputes with payors as to which party is responsible for payment; and

●	disparity in coverage and information requirements among various carriers.

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

Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

●	Federal and state laws applicable to billing and claims payment and/or regulatory agencies enforcing those laws and regulations;

●	Federal and state laboratory anti-mark-up laws;

●	Federal and state anti-kickback laws;

●	Federal and state false claims laws;

●	Federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

●	Coverage and reimbursement levels by Medicare, Medicaid, other governmental payors and private insurers;

●	Restrictions on reimbursements for our services;

●	Federal and state laws governing laboratory testing, including CLIA;

●	Federal and state laws governing the development, use and distribution of diagnostic medical tests known as “home brews”;

●	Health Insurance Portability and Accountability Act of 1996, or HIPAA;

●	Federal and state regulation of privacy, security and electronic transactions;

●	State laws regarding prohibitions on the corporate practice of medicine;

●	State laws regarding prohibitions on fee-splitting;

●	Federal, state and local laws governing the handling and disposal of medical and hazardous waste; and

●	Occupational Safety and Health Administration, or OSHA, rules and regulations.

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

Governmental laws and regulations protect the privacy, security and transmission of medical information. Such laws and regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of patient identifiable laboratory data, including potential civil and criminal fines and penalties. Such regulations were expanded under the HITECH Act, including rules impacting the release of protected health information, patients’ right to access such information, the content and manner of providing notice of a breach, and information system security requirements. We also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information. In addition, the Secretary of the Department of Health and Human Services has published HIPAA regulations to protect the privacy of health information when it is exchanged electronically during certain financial and administrative transactions. These HIPAA transaction standards are complex and different payers interpret them differently. Complying with applicable transmission standards is costly and failure to comply could disrupt our receipts or subject us to penalties. Generally, any security breach of our information systems, including the theft of our patients’ financial information due to our failure to comply with applicable security standards, would adversely impact our business and our reputation.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of small companies have been highly volatile. We believe that various factors may cause the market price of our stock to fluctuate, perhaps substantially, including, among others, announcements of:

●	our or our competitors’ technological innovations;

●	supply, manufacturing, or distribution disruptions or other similar problems;

●	proposed laws regulating participants in the laboratory services industry;

●	developments in relationships with collaborative partners or customers;

●	our failure to meet or exceed securities analysts’ expectations of our financial results; or

●	a change in financial estimates or securities analysts’ recommendations.

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

As of December 31, 2016, we had approximately 2.7 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of December 31, 2016 (not taking into account any price-based or anti-dilution adjustments related to the Series F preferred stock), approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders. Existing stockholders also will suffer significant dilution in ownership interests and voting rights and our stock price could decline as a result of potential future application of an anti-dilution feature of our Series F preferred stock.

Our capital structure could reduce the amount of consideration paid to common stockholders in the event of a change in control.

Although we entered into the Warrants Repurchase Agreement to repurchase, upon the occurrence of a Fundamental Transaction (as defined in such agreement), the Warrants that were issued in connection with our Series A, Series B, Series C and Series E financings, such Warrants Repurchase Agreement does not cover the warrants that were issued in connection with our Series F Warrants, or the Series F Preferred Stock. Depending on the circumstances, upon a change in control constituting a Fundamental Transaction, the holders of Series F Preferred Stock may be entitled to a 30% premium and the holders of Series F Warrants may have the right to require us to purchase the Series F Warrants for an amount in cash that is determined in accordance with a formula set forth in the Series F Warrants. Such provisions could reduce the amount of consideration paid to common stockholders in the event of a change in control by reducing the amount of proceeds available for common stockholders.

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

Our revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that, in future periods, our revenues could fall below the expectations of securities analysts or investors, all of which could cause the market price of our stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●	our unpredictable revenue sources;

●	the nature, pricing and timing of our and our competitors’ products and/or services;

●	changes in our and our competitors’ research and development budgets;

●	expenses related to, and our ability to comply with, governmental regulations of our services and processes; and

●	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

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

Historically we have not paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We intend to retain our future earnings, if any, to fund operational and capital expenditure needs of our business, and we do not anticipate paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our common stockholders in the foreseeable future.

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

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$4.35	$5.19	$4.40	$11.55	$19.05	$26.40	$30.00	$32.40
Low	$2.15	$2.63	$2.62	$3.53	$9.75	$15.45	$21.00	$19.20

As of February 28, 2017, there were eight holders of record of our common stock, which was Cede & Co., a nominee for the Depository Trust Company, or DTC, as reported to us by our stock transfer agent. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and therefore are considered to be held of record by Cede & Co. as one stockholder.

No dividends have been paid on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options (2)	(b) Weighted average exercise price of outstanding options (3)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)

Equity compensation plans approved by security holders:
2006 CombiMatrix Stock Incentive Plan (1)	180,934	$92.87	2,152
Equity compensation plans not approved by security holders:
None	-	-	-

TOTAL	180,934	$92.87	2,152

(1)	Consists of our 2006 CombiMatrix Stock Incentive Plan, as amended, which allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. Please refer to Note 12 to our consolidated financial statements included elsewhere in this report for additional information.

(2)	Includes shares of common stock subject to restricted stock units, or RSUs, that entitle each holder to one share of common stock for each such unit that vests over the holder’s period of continued service.

(3)	Calculated without taking into account the 116,301 shares of common stock subject to outstanding RSUs that become issuable as those units vest, without any cash consideration or other payment required for such shares.

(4)	Consists of shares available for future issuance under our 2006 CombiMatrix Stock Incentive Plan as of December 31, 2016.

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

Liquidity

As of December 31, 2016, the combination of cash, cash equivalents and short term investments totaled $3.7 million. We believe our year-end cash balances will be sufficient to meet our expected cash requirements for current operations through and beyond the fourth quarter of 2017. In order for us to continue as a going concern beyond this point and ultimately to achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurances that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our shareholders. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans. See the Liquidity and Capital Resources section below as well as Note 1 to our consolidated financial statements included elsewhere in this report for additional discussion of these matters.

Overview of Recent Business Activities

During 2016, our business activities were driven primarily by continued commercialization efforts for our suite of molecular diagnostic tests, expansion of our test menu and by the infusion of additional capital. For the year ended December 31, 2016, our operating activities included the recognition of $12.9 million of total revenues, which increased by $2.8 million from 2015, due primarily to increased volumes and improved pricing and reimbursement of our microarray diagnostic tests performed, particularly in the reproductive health testing market (defined as testing volumes from prenatal, miscarriage analysis and pre-implantation genetic screening, or PGS diagnostic tests). Revenues from our reproductive health testing services increased by 37% in 2016 compared to from 2015, and total diagnostic testing increased by 28% in 2016 compared to 2015. Our net loss from operations in 2016 decreased by $2.4 million over 2015 primarily due to increased revenues, improved gross margins and flat operating expenses.

In February, 2016, we entered into a repurchase agreement, or the Repurchase Agreement, with the investors of our Series E preferred stock and warrant financing, which closed in February 2015. Pursuant to the terms of the Repurchase Agreement, we agreed to pay each Series E investor $300 per share of Series E preferred stock, or approximately $656,000, in consideration for the right to repurchase the Series E investor’s Series E preferred stock upon closing of a future equity financing. In March 2016, we closed an underwritten public offering for the issuance of Series F convertible preferred stock and warrants to purchase common stock (the “Series F Financing”), resulting in net proceeds to us of approximately $6.9 million. Substantially concurrently with the closing of the Series F Financing, we paid $2.2 million to the Series E investors to repurchase all of the outstanding Series E convertible preferred stock in accordance with the Repurchase Agreement.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

●	revenue recognition and estimates for contractual allowances;

●	accounting for stock-based compensation;

●	accounting for derivative financial instruments;

●	fair value measurements; and

●	accounting for income taxes.

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

We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured. Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including third-party commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable.

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

Accounting for Income Taxes

We recognize income taxes on an accrual basis based on tax positions taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however.

Comparison of the Results of Operations

Revenues and Cost of Revenues (dollars in thousands):

	For the Years Ended December 31,		Change
	2016	2015	$	%

Diagnostic services revenues	$12,696	$9,941	$2,755	28%
Royalty revenues	173	147	26	18%
Cost of services	(5,787)	(5,444)	(343)	(6%	)

Diagnostic Services Revenues. Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of PGS, miscarriage analysis, prenatal diagnostics (collectively referred to as reproductive health testing) and postnatal development disorders in children. The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	For the Years Ended
	December 31,		Change
	2016	2015	#	%

Total billable tests	11,033	10,002	1,031	10%
Total reproductive health tests(1)	5,824	5,126	698	14%
Reproductive health percentage of total tests	52.8%	51.2%

Revenue per test - total billable tests	$1,151	$994	$157	16%
Revenue per test - total reproductive health tests(1)	$1,587	$1,316	$271	21%

(1) includes PGS, prenatal and miscarriage analysis microarray tests

For the year ended December 31, 2016, total billable tests and total diagnostic services revenues increased by 10% and 28%, respectively, compared to the year ended December 31, 2015. Driving the increase in billable tests and diagnostic services revenues was the increase in reproductive health test volumes, which increased by 14% for the year ended December 31, 2016 compared to the year ended December 31, 2015. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing. In addition, improved reimbursement from third-party payors primarily for our miscarriage analysis microarray test drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the increase in billable testing volumes.

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

Royalties. In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc., or CA, a private company located in Washington State, for certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, not less than $25,000 per quarter. CA’s actual sales increased in 2016 compared to 2015, thereby driving the increase in royalty revenues year-over-year. It is uncertain whether in future periods, CA’s revenues will increase, continue at current levels or return to the minimum contractual amounts.

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

Operating Expenses (dollars in thousands):

	For the Years Ended December 31,		Change
	2016	2015	$	%

Research and development	$493	$466	$27	6%
Sales and marketing	4,569	4,979	(410)	(8%	)
General and administrative	6,013	5,540	473	9%
Impairment of cost-basis investment	-	97	(97)	(100%	)

Research and Development. These expenses include labor (wages, benefits and non-cash stock compensation expenses) and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the year ended December 31, 2016, research and development expenses increased from the comparable 2015 period due primarily to increased efforts during 2016 in launching a next generation sequencing platform for our PGS testing services.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the year ended December 31, 2016, sales and marketing expenses decreased from 2015 due primarily to reduced headcount in sales representatives and reduced travel and entertainment costs from fewer sales headcount compared to 2015. Non-cash stock compensation expenses were not significant for the years presented. See Note 2 to our consolidated financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. General and administrative expenses increased from 2015 due primarily to increased salaries and bad debt expense, investor relations and consulting expenses, partially offset by decreased legal fees as a result of litigation which concluded in early 2015. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $616,000 and $594,000 for the years ended December 31, 2016 and 2015, respectively. Changes to stock-based compensation expenses are driven by timing of when stock-based awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Impairment of cost-basis investment. During the third quarter of 2015, management determined that the carrying value of a cost-basis investment in the stock of a privately held company was impaired, resulting in a one-time, non-cash impairment charge of $97,000 for the year ended December 31, 2015. There were no such charges in 2016.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

At December 31, 2016, cash, cash equivalents and short-term investments totaled $3.7 million, compared to $3.9 million at December 31, 2015. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. Short-term investments are comprised primarily of certificates of deposits issued by U.S. financial institutions and commercial paper. Working capital was $6.1 million and $5.4 million at December 31, 2016 and 2015, respectively. The primary reason for the increase in working capital was due to higher current asset balances including accounts receivable and laboratory supplies at December 31, 2016 compared to 2015.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Years Ended December 31,
	2016	2015	Change
Net cash (used in) provided by:
Operating activities	$(3,900)	$(5,730)	$1,830
Investing activities	2,093	908	1,185
Financing activities	3,881	4,465	(584)
Increase (decrease) in cash and cash equivalents	$2,074	$(357)	$2,431

Operating Activities. Higher cash inflows from improved cash collections partially offset by slightly higher operating expenses during the year ended December 31, 2016 resulted in lower cash used in operating activities compared to 2015.

Investing Activities. The increase in net cash flows from investing activities was due to significant sales of available-for-sale short-term investments made during 2016 compared to 2015.

Financing Activities. The decrease in net cash flows from financing activities was due primarily to the $6.9 million of net proceeds received from the March 2016 Series F Financing partially offset by the $(2.8 million) repayment of and dividends paid to the Series E investors commensurate with the 2016 Series F Financing, compared to the $4.7 million of net proceeds from the February 2015 Series E Financing.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop commercial technologies and services. We believe that our cash, cash equivalents and short-term investments as of December 31, 2016, which totaled $3.7 million, will be sufficient to meet our expected cash requirements for current operations through and beyond the fourth quarter of 2017. In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and at terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. Also, in order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

Capital Requirements. We may also encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to seek additional funding through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, in a timely fashion or at all. At this time, we have no significant commitments for capital expenditures in 2017 or beyond. However, our long-term capital requirements could be substantial and the adequacy of available funds will depend upon many factors, including:

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020. We have no significant commitments for capital expenditures for 2017 or beyond. We have executed nine capital leases totaling $219,000 for certain laboratory and IT-related equipment, with lease payments continuing through November 2019.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (specifically, the 2013 Framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2016.

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled “Board of Directors,” “Executive Officers and Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2016.

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

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation and Other Information” in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions” and “Board of Directors” in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2016.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountants” in our definitive proxy statement to be filed with the SEC no later than 120 days after our most recent fiscal year end, which is December 31, 2016.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements — See “Index to Consolidated Financial Statements” appearing on page F-1.

	(2)	Financial Statement Schedules

		Schedules have been omitted, as they are not required for smaller reporting companies, not applicable or the information is otherwise included.

	(3)	Exhibits — Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.
3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on February 19, 2016.
4.2	Form of Series F Preferred Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on March 18, 2016.
4.3	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 10, 2016.
10.1†	Restated Executive Change in Control Severance Plan, as restated on December 7, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.2	Amendment No. 3 to Lease dated as of January 11, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.
10.3	Amendment No. 4 to the Lease effective as of October 21, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.

Exhibit Number	Description
10.4†	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on February 18, 2016.
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
10.7	Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.
10.8	Form of Securities Purchase Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.9	Form of Investors Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.10	HLM Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.11	Form of Warrant to Purchase Common Stock issued on April 7, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.12	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.13	Form of Securities Purchase Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.14	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.15	Form of Registration Rights Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.16	Form of Lock-Up Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.17	Form of Voting Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.18	Consent and Waiver executed on December 4, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.
10.19	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.
10.20	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.21	Form of Securities Purchase Agreement dated as of March 19, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.22†	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.23	Form of Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.
10.24	Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.25	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.26	Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.27	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.28†	Form of Stock Incentive Plan Agreement for Performance-Based Options. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 13, 2013.
10.29†	Letter Agreement dated June 27, 2013 regarding Mark McDonough’s bonus arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 1, 2013.
10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.

Exhibit Number	Description
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.
10.33†	Form of Restricted Stock Unit Award Agreement under the Company’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 24, 2014.
10.34	Form of Amendment No. 2 to Common Stock Purchase Warrant dated June 4, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.35	Form of Additional Common Stock Purchase Warrant issued June 4, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.36	Amendment No. 6 to the Lease effective as of October 24, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 28, 2014.
10.37	Form of Warrant to Purchase Common Stock (Series E Financing). Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.38	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.39	Form of Securities Purchase Agreement dated as of February 13, 2015 (Series E Financing). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.40	Form of Private Placement Securities Purchase Agreement dated as of February 13, 2015 (Warrant Financing). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.41†	2015 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 5, 2015.
10.42	Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 17, 2015.
10.43	Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.
10.44	Form of Amendment No. 1 to February 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.45	Form of Amendment No. 1 to April 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.46	Form of Waiver of Cash Dividends dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.47†	Transaction Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.48	Form of Series E 6% Convertible Preferred Stock Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 5, 2016.
10.49	Form of Leak-Out Agreement. Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on March 18, 2016.
10.50	Form of Common Stock Purchase Warrants Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2016.
10.51†	2016 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 27, 2016.
10.52†	2017 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 3, 2017.
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.0	The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016 and 2015 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

(*)	Included herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 3, 2017	COMBIMATRIX CORPORATION

/s/ MARK MCDONOUGH
Mark McDonough
President and
Chief Executive Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK MCDONOUGH	President and Chief Executive Officer, Director (Principal Executive Officer)	March 3, 2017
Mark McDonough

/s/ SCOTT R. BURELL	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 3, 2017
Scott R. Burell

/s/ R. JUDD JESSUP	Chairman of the Board	March 3, 2017
R. Judd Jessup

/s/ JEREMY M. JONES	Director	March 3, 2017
Jeremy M. Jones

/s/ ROBERT E. HOFFMAN	Director	March 3, 2017
Robert E. Hoffman

/s/ LÂLE WHITE	Director	March 3, 2017
Lâle White

/s/ DIRK VAN DEN BOOM	Director	March 3, 2017
Dirk van den Boom, Ph.D.

COMBIMATRIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CombiMatrix Corporation

Irvine, California

We have audited the accompanying consolidated balance sheets of CombiMatrix Corporation (the “Company”) as of December 31, 2016 and December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CombiMatrix Corporation as of December 31, 2016 and December 31, 2015, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ HASKELL & WHITE LLP

Irvine, California
March 3, 2017

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

(In thousands, except share and per share information)

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$2,727	$653
Short-term investments	1,000	3,248
Accounts receivable, net of allowance for doubtful accounts of $232 and $235	3,351	2,682
Supplies	599	418
Prepaid expenses and other assets	174	200
Total current assets	7,851	7,201
Property and equipment, net	597	691
Other assets	30	30
Total assets	$8,478	$7,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,689	$1,591
Current portion, long-term debt	100	193
Total current liabilities	1,789	1,784
Capital lease obligations, net of current portion	50	71
Secured promissory note payable, net of current portion	-	34
Deferred rent	145	177
Total liabilities	1,984	2,066

Commitments and contingencies (Note 9)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized;
Series E - 2,202 shares authorized; none and 2,201.493 issued and outstanding	-	-
Series F - 8,000 shares authorized; 969 and none issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 2,673,756 and
845,374 shares issued and outstanding	15	13
Additional paid-in capital	109,068	102,651
Accumulated other comprehensive loss	-	(2)
Accumulated deficit	(102,589)	(96,806)
Total stockholders’ equity	6,494	5,856
Total liabilities and stockholders’ equity	$8,478	$7,922

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2016 and 2015

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2016	2015
Revenues:
Diagnostic services	$12,696	$9,941
Royalties	173	147
Total revenues	12,869	10,088
Operating expenses:
Cost of services	5,787	5,444
Research and development	493	466
Sales and marketing	4,569	4,979
General and administrative	6,013	5,540
Patent amortization and royalties	100	100
Impairment of cost-basis investment	-	97
Total operating expenses	16,962	16,626
Operating loss	(4,093)	(6,538)
Other income (expenses):
Interest income	22	16
Interest expense	(69)	(79)
Total other income (expense)	(47)	(63)
Net loss	$(4,140)	$(6,601)

Deemed dividend from issuing Series F convertible preferred stock and warrants	$(1,877)	$-
Deemed dividend paid for right to repurchase Series E convertible preferred stock	(656)	-
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	890	(1,058)
Net loss attributable to common stockholders	$(5,783)	$(7,659)

Basic and diluted net loss per share	$(2.34)	$(7.95)
Deemed dividend from issuing Series F convertible preferred stock and warrants	(1.06)	-
Deemed dividend paid for right to repurchase Series E convertible preferred stock	(0.37)	-
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	0.50	(1.27)
Basic and diluted net loss per share attributable to common stockholders	$(3.27)	$(9.22)

Basic and diluted weighted average common shares outstanding	1,768,090	830,835

The accompanying notes are an integral part of these consolidated financial statements.

F-4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2016 and 2015

(In thousands, except share and per share information)

	For the Years Ended December 31,
	2016	2015

Net loss	$(4,140)	$(6,601)
Unrealized gain on available-for-sale investments	2	1
Total comprehensive loss	$(4,138)	$(6,600)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2016 and 2015

(In thousands, except share information)

	Series E Convertible		Series F Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances, December 31, 2014	-	$-	-	$-	737,528	$11	$96,259	$(3)	$(89,147)	$7,120

Issuance of Series E convertible preferred stock and common stock, net	2,201.493	-	-	-	102,800	2	4,681	-	-	4,683
Beneficial conversion feature of Series E convertible preferred stock	-	(890)	-	-	-	-	890	-	-	-
Deemed dividends from issuance of Series E convertible preferred stock	-	890	-	-	-	-	-	-	(890)	-
Deemed dividends from modification of Series E convertible preferred stock and warrants	-	-	-	-	-	-	168	-	(168)	-
Vesting of restricted stock units	-	-	-	-	5,046	-	-	-	-	-
Issuance costs from various securities filings	-	-	-	-	-	-	(34)	-	-	(34)
Non-cash stock compensation	-	-	-	-	-	-	687	-	-	687
Unrealized gain on available-for-sale investments	-	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	-	(6,601)	(6,601)
Balances, December 31, 2015	2,201.493	-	-	-	845,374	13	102,651	(2)	(96,806)	5,856

Conversion of Series E convertible preferred stock	(16)	-	-	-	599	-	-	-	-	-
Premium paid to redeem Series E convertible preferred stock	-	-	-	-	-	-	-	-	(656)	(656)
Issuance of Series F convertible preferred stock and warrants, net	-	-	8,000.0	-	-	-	6,885	-	-	6,885
Beneficial conversion feature of Series F convertible preferred stock	-	-	-	(1,877)	-	-	1,877	-	-	-
Deemed dividends from issuance of Series F convertible preferred stock	-	-	-	1,877	-	-	-	-	(1,877)	-
Redemption of Series E convertible preferred stock	(2,185.769)	-	-	-	-	-	(2,186)	-	-	(2,186)
Reversal of Series E deemed dividend	-	-	-	-	-	-	(890)	-	890	-
Conversions of Series F convertible preferred stock	-	-	(7,031.0)	-	1,816,827	2	(2)	-	-	-
Vesting of restricted stock units	-	-	-	-	10,956	-	-	-	-	-
Non-cash stock compensation	-	-	-	-	-	-	733	-	-	733
Unrealized gain on available-for-sale investments	-	-	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	-	-	(4,140)	(4,140)
Balances, December 31, 2016	-	$-	969.0	$-	2,673,756	$15	$109,068	$-	$(102,589)	$6,494

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

(In thousands)

	For the Years Ended December 31,
	2016	2015
Operating activities:
Net loss	$(4,140)	$(6,601)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	258	297
Non-cash stock compensation	733	687
Provision for bad debts	465	277
Impairment of cost-basis investment	-	97
Changes in assets and liabilities:
Accounts receivable	(1,134)	(823)
Supplies, prepaid expenses and other assets	(180)	(83)
Accounts payable, accrued expenses and other	98	419
Net cash flows from operating activities	(3,900)	(5,730)
Investing activities:
Purchase of property and equipment	(157)	(72)
Purchase of available-for-sale investments	(8,497)	(4,000)
Sale of available-for-sale investments	10,747	4,980
Net cash flows from investing activities	2,093	908
Financing activities:
Proceeds from issuance of Series F convertible preferred stock and common stock warrants	8,000	-
Costs from issuance of Series F convertible preferred stock and common stock warrants	(1,089)	(26)
Repurchase of Series E convertible preferred stock and dividends	(2,842)	-
Proceeds from issuance of Series E convertible preferred stock, common stock and warrants	-	4,900
Costs from issuance of Series E convertible preferred stock, common stock and warrants	-	(217)
Issuance costs from various securities filings	-	(8)
Repayments of long-term debt	(188)	(184)
Net cash flows from financing activities	3,881	4,465
Increase (decrease) in cash and cash equivalents	2,074	(357)
Cash and cash equivalents, beginning	653	1,010
Cash and cash equivalents, ending	$2,727	$653

Cash paid in interest expense	$26	$40

Non-cash investing and financing activities:
Property and equipment purchased on capital leases	$40	$72

Deemed dividends from issuing Series F convertible preferred stock and warrants	$1,877	$-

Deemed dividends from issuing and modifying Series E convertible preferred stock and warrants	$(890)	$1,058

Warrant modifications recognized as non-cash Series E offering-related costs	$-	$336

Tenant improvements recognized as deferred rent	$-	$164

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

Description of the Company

We are a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. We strive to provide best-in-class clinical laboratory support to healthcare professionals, allowing them to maximize the clinical utility of their patients’ test results and to optimize patient care. Our testing focuses on advanced technologies, including single nucleotide polymorphism, or SNP, chromosomal microarray analysis, next generation sequencing, fluorescent in situ hybridization and high resolution karyotyping. Our approach to testing is to offer sophisticated technology along with high-quality clinical support to our ordering physicians and their patients. Our laboratory facilities and corporate headquarters are located in Irvine, California.

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

Going Concern Analysis

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As a result, these conditions raised substantial doubt regarding our ability to continue as a going concern beyond 2017. However, as of December 31, 2016, we had cash, cash equivalents and short-term investments of $3.7 million. Also, the combination of continued revenue and cash reimbursement growth as we have seen over the past several quarters, coupled with improved gross margins and cost containment of expenses leads management to believe that it is probable that the Company’s cash resources will be sufficient to meet our cash requirements through and beyond the fourth quarter of 2017, where we anticipate to achieve cash flow break-even status. If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, we believe the initial conditions which raised substantial doubt regarding our ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein. While we believe in the viability of our strategy to generate sufficient revenue and cash reimbursement, control costs and our ability to raise additional funds if necessary, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash reimbursement and to control operating expenses.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End. The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). We have a December 31 year-end.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including third-party commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. For the years ended December 31, 2016 and 2015, no single customer represented 10% or more of our revenues.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from two commercial insurance carriers of $441,000 for Carrier A and $402,000 for Carrier B exceeded 10% of our total accounts receivable balance as of December 31, 2016, and accounts receivable from Carrier B of $316,000 exceeded 10% of our total accounts receivable balance as of December 31, 2015.

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

The weighted average assumptions used to estimate the fair value of stock option awards granted during the year-ended December 31, 2015 are noted in the table below. There were no stock option awards granted to our employees during 2016, however as noted in Note 12, there were 6,832 stock options granted to non-employee consultants. Expected volatility is based on the separate historical volatility of the market prices of our common stock. The risk-free rate for the expected term, using the simplified method, of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2016	2015

Risk free interest rate	-	1.8%
Volatility	-	107.3%
Expected term	-	6.3
Expected dividends	-	0%

Stock-based compensation expense for 2016 and 2015 attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented was as follows (in thousands):

	For the Years Ended December 31,
	2016	2015

Cost of services	$41	$32
Research and development	-	-
Sales and marketing	76	61
General and administrative	616	594
Total non-cash stock compensation	$733	$687

Research and Development Expenses. Prior to launching a new test or modifying and upgrading an existing test, extensive laboratory validations consistent with the various regulations that govern our industry must be performed. As a result, research and development expenses include labor, laboratory supplies and other development costs required to maintain and improve our existing suite of diagnostic test offerings as well as to investigate and develop new tests. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in our services is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the services. Expenditures to date have been classified as research and development expense.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Advertising. Costs associated with marketing and advertising of our services are expensed as incurred. For the years ended December 31, 2016 and 2015, we incurred marketing and advertising expenses of $220,000 and $366,000, respectively.

Income Taxes. We recognize income taxes on an accrual basis based on tax positions taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however.

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

	For the Years Ended December 31,
	2016	2015

Common stock options	64,633	69,995
Restricted stock units	116,301	38,795
Common stock warrants	2,701,754	643,317
Series E preferred stock convertible into common stock	-	83,871
Series F preferred stock convertible into common stock	250,236	-
Excluded potentially dilutive securities	3,132,924	835,978

Recent Accounting Pronouncements. In November 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance governing restricted cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this guidance should be applied using a retrospective transition method to each period presented. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of cash flows.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In March 2016, the FASB issued guidance regarding employee share-based payment accounting. The guidance is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and provides the choice for companies to estimate forfeitures during the vesting period of an award (which is required under current GAAP) or recognize forfeitures at the time an award is canceled and forfeited. The standard is effective for us on January 1, 2017. We have elected to change our policy regarding forfeitures to recognize if and when an award is canceled and forfeited rather than estimating forfeitures up front. We have implemented this policy change using the modified retrospective approach, on January 1, 2017. The impact from implementing this policy change was to reduce retained earnings and increase additional paid-in capital by $57,000.

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from GAAP. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We have begun a detailed assessment of the impact that this guidance will have on our consolidated financial statements, and our analysis is currently ongoing. We will adopt the new guidance beginning January 2018.

Reclassifications. Certain comparative figures in 2015 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

3.        CASH AND SHORT-TERM INVESTMENTS

As of December 31, 2016 and 2015, we held $2.7 million and $653,000 in cash and cash equivalents and $1.0 million and $3.2 million of short-term investments, respectively, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016				December 31, 2015
		Unrealized		Fair		Unrealized		Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$2,727	$-	$-	$2,727	$653	$-	$-	$653
Commercial paper	500	-	-	500	-	-	-	-
Certificates of deposit	500	-	-	500	3,250	-	(2)	3,248
	$3,727	$-	$-	$3,727	$3,903	$-	$(2)	$3,901

There were no realized gains or losses for the years ended December 31, 2016 and 2015.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.        FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets or liabilities measured on a recurring basis, the respective fair value at December 31, 2016 and 2015, and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,735	$1,735	$-	$-
Short-term investments	1,000	-	1,000	-
Total	$2,735	$1,735	$1,000	$-

		Fair Value Measurements
December 31, 2015	Total	Level 1	Level 2	Level 3
Cash equivalents	$99	$99	$-	$-
Short-term investments	3,248	-	3,248	-
Total	$3,347	$99	$3,248	$-

5.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2016	2015

Laboratory equipment	$1,677	$1,547
Computer hardware and software	265	261
Furniture and fixtures	47	45
Leasehold improvements	396	396
	2,385	2,249
Less - accumulated depreciation and amortization	(1,788)	(1,558)
	$597	$691

Depreciation and amortization expense was $290,000 and $276,000 for the years ended December 31, 2016 and 2015, respectively. The net book value of assets under capital lease obligations was $129,000 and $156,000 as of December 31, 2016 and 2015, respectively.

6.       BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015

Accounts payable	$542	$713
Payroll and other employee benefits	540	324
Accrued paid time off	272	237
Royalties	322	285
Other accrued expenses	13	32
	$1,689	$1,591

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.       INCOME TAXES

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred settlement costs	$180	$492
Stock-based compensation	674	543
Accrued liabilities and other	509	516
Net operating loss carryforwards and credits	68,186	67,350
Total deferred tax assets	69,549	68,901
Less: valuation allowance	(69,528)	(68,891)
Deferred tax assets, net of valuation allowance	21	10
Deferred tax liabilities:
Depreciation and amortization	(21)	(10)
Net deferred tax liability	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	December 31,
	2016		2015

Statutory federal tax rate	(34%	)	(34%	)
Impact on state tax rates	(2%	)	(2%	)
Stock compensation	3%		0%
Valuation allowance	32%		34%
Other non deductible permanent items	1%		2%
	0%		0%

At December 31, 2016 and 2015, we had net deferred tax assets totaling approximately $69.5 million and $68.9 million, respectively. These assets are offset by valuation allowances due to our determination that the criteria for asset recognition have not been met, as well as by deferred tax liabilities. At December 31, 2016, we had federal net operating loss carryforwards of approximately $180 million, which begin to expire in 2017 through 2035. In addition, we have tax credit carryforwards of approximately $5.2 million. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined. Also, given that our net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which we operate. We have no unrecognized tax benefits as of December 31, 2016 and 2015.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.       SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of December 31, 2016 and 2015, the fair value of the Note approximated its carrying value. As of December 31, 2016 and 2015, components of the Note were as follows (in thousands):

	December 31,
	2016	2015

Carrying value	$44	$168
Unamortized legal and closing costs	(2)	(10)
	42	158
Less- current portion	(42)	(124)
Long-term portion	$-	$34

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

At December 31, 2016, we had nine capital leases for laboratory equipment with original purchase amounts totaling $219,000 and with useful lives of five years. As of December 31, 2016, the remaining lease obligations (including interest charges) were $118,000 with minimum future lease payments shown below. The weighted average interest rate on the capital lease obligations was 7.8%, based on remaining lease obligations as of December 31, 2016. The fair value of the capital lease obligations was not significantly different from their carrying amounts for all periods presented.

Future minimum lease payments for all of our facilities and leased equipment are as follows (in thousands):

Years ending December 31:

	Operating	Capital
	Leases	Leases	Total

2017	$160	$65	$225
2018	167	37	204
2019	175	16	191
2020	15	-	15
Total minimum lease payments	$517	118	$635
Less- imputed interest		(10)
Present value of capital lease obligations		108
Less- current portion		(58)
Capital lease obligations, net of current portion		$50

Rent expense for the years ended December 31, 2016 and 2015 was $256,000 and $258,000, respectively.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $100,000 in each of the years ended December 31, 2016 and 2015, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

11.       STOCKHOLDERS’ EQUITY

On April 28, 2015, our stockholders approved all ballot measures of a special meeting proxy, which included the approval to increase our authorized capital stock from 25 million shares to 50 million shares. Our authorized capital was not affected by the Reverse Stock Split.

On June 17, 2015, our stockholders approved all ballot measures of our annual meeting proxy, which included an increase to the common stock share reserves under our 2006 Stock Incentive plan from 133,333 shares to 200,000 shares.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As previously discussed above, on January 29, 2016, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the one-for-fifteen Reverse Stock Split. The following discussion regarding shares of common stock and per share amounts are reflective of the Reverse Stock Split.

Series A through E Convertible Preferred Stock and Warrant Financings

Between 2012 and 2015, we executed several financing transactions whereby we issued convertible preferred stock and warrants to purchase common stock to investors. As of December 31, 2016, none of the Series A through E convertible preferred stock remained outstanding. For as long as the Series A warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at a price per share below the $73.65 exercise price of the Series A warrants, unless waivers from the Series A investors are obtained. Until the time that less than 7.5% of the Series B, C and E warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at prices per share below the $29.55, $29.55 and $32.51 exercise prices of the Series B, C and E warrants, respectively, unless waivers from the Series B, C and E investors are obtained. In addition, until there are no longer Series A, C and E warrants outstanding we may not sell any variable rate securities except for certain exempt issuances.

Series E Convertible Preferred Stock Financing

On February 13, 2015, we and certain accredited institutional pre-existing investors (the “Series E Investors”) entered into a securities purchase agreement (the “Series E Purchase Agreement”), pursuant to which we sold 102,800 shares of common stock at a price of $26.25 per share, 2,201.493 shares of Series E 6% Convertible Preferred Stock (the “Series E Preferred Stock”) and warrants to purchase 46,676 shares of common stock initially at an exercise price of $29.55 per share, which was the consolidated closing bid price of our common stock on NASDAQ immediately prior to entering into the Series E Purchase Agreement (the “Series E Warrants”, and the transactions contemplated by the Series E Purchase Agreement, the “Series E Financing”). The Series E Preferred Stock and Series E Warrants were sold in a fixed combination consisting of one share of Series E Preferred Stock and a Series E Warrant to purchase approximately 21.1977 shares of common stock. Each fixed combination of Series E Preferred Stock and Series E Warrants were sold at a price of $1,000. The Series E Preferred Stock sold was convertible into 83,871 shares of common stock at an initial conversion price of $26.25 per share. The closing under the Series E Purchase Agreement occurred on February 18, 2015 (the “Series E Closing Date”), where we received gross proceeds of $4.9 million from the Series E Investors. After closing-related costs and expenses, net proceeds from the Series E Financing were approximately $4.7 million. Given that the effective conversion price of the Series E Preferred Stock, inclusive of amounts allocated to common stock and Series E Warrants, was below the closing market price of our common stock at the time of the Series E Closing Date, we recognized a beneficial conversion feature in the amount of $890,000. Since the Series E Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Each Private Placement Warrant initially had an exercise price of $32.505 per share of common stock (subject to adjustment for stock splits and the like), which was 110% of the consolidated closing bid price of our common stock on NASDAQ immediately prior to entering into the Warrant Purchase Agreement, and is exercisable at any time after the six month anniversary of entering into the Warrant Purchase Agreement and on or prior to the close of business on the five year anniversary of the initial exercise date, subject to a beneficial ownership limitation. The Private Placement Warrants are not subject to price based anti-dilution protection. If, at the time of exercise of a Private Placement Warrant, there is no effective registration statement registering for resale the shares of common stock issuable upon exercise of the Private Placement Warrant, the holder may exercise the Private Placement Warrant on a cashless basis. When exercised on a cashless basis, a portion of the Private Placement Warrant is canceled in payment of the purchase price payable in respect of the number of shares of common stock purchasable upon such exercise.

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

On February 4, 2016, we entered into a Series E 6% Convertible Preferred Stock Repurchase Agreement (the “Repurchase Agreement”) with the Series E Investors. Pursuant to the terms of the Repurchase Agreement, we agreed to pay each Series E Investor $300 per share of Series E Preferred Stock, or approximately $656,000, in consideration for the right to repurchase the Series E Investor’s Series E Preferred Stock at a price per share of $1,000 (the “Repurchase Price”), which was the original price per share paid by the Series E Investors for their Series E Preferred Stock in February 2015. We recognized the $656,000 payment as a deemed dividend paid to the Series E investors.

Immediately following the closing of our Series F public offering discussed below, we paid $2.2 million to the Series E Investors to repurchase all of the outstanding Series E Preferred Stock, in accordance with the terms of the Repurchase Agreement. Since almost none of the Series E Preferred Stock had converted by the time we repurchased the Series E Preferred Stock, the original $890,000 beneficial conversion feature that we recognized as a deemed dividend in 2015 was reversed as a return of capital from the Series E Preferred stockholders to the common stockholders.

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on the NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8.0 million. Total offering-related costs paid through December 31, 2016 were $1.1 million, resulting in net proceeds recognized of $6.9 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through December 31, 2016, 7,031 shares of the Series F Preferred Stock have converted into 1,816,827 shares of common stock. Subsequent to December 31, 2016 through February 28, 2017, an additional 699 shares of Series F Preferred Stock converted into 180,622 shares of common stock, leaving 270 shares of Series F Preferred Stock (representing 69,734 shares of common stock) unconverted.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Depending on the circumstances, upon a change in control constituting a “Fundamental Transaction” (as defined in the Series F Warrants), the holders of Series F Preferred Stock may be entitled to a 30% premium and the holders of Series F Warrants may have the right to require the Company to purchase the Series F Warrants for an amount in cash that is determined in accordance with a formula set forth in the Series F Warrants.

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Warrants Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 (collectively, the “Warrants”) in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Warrants Repurchase Agreement, we have agreed to repurchase the Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in such Warrants) at various negotiated prices per Warrant share as set forth in the Warrants Repurchase Agreement. Under the terms of the Warrants Repurchase Agreement, we will repurchase half of such Warrants upon the announcement of a Fundamental Transaction and the remaining half of such Warrants upon the closing of a Fundamental Transaction. In addition, upon the closing of a Fundamental Transaction, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of such Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In connection with entering into the Warrants Repurchase Agreement, we were granted certain consents and waivers relating to a Fundamental Transaction. In the event that a Fundamental Transaction is announced and consummated, we will be obligated to repurchase such Warrants for approximately $459,000 of cash consideration paid to the Holders. One half of this amount will be due within three business days of announcing the Fundamental Transaction, and the remaining half will be due within three business days of closing the Fundamental Transaction. In the event that we announce a Fundamental Transaction but never close, for whatever reason, then one-half of such Warrants will be repurchased and canceled and one-half will remain issued and outstanding. In the event that a Fundamental Transaction is never announced nor consummated, we will not be obligated to repurchase such Warrants, and the underlying terms and conditions of such Warrants will remain in effect.

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

12.       EQUITY-BASED COMPENSATION

Our employees participate in the CombiMatrix Corporation 2006 Stock Incentive Plan (the “CombiMatrix Plan”), which was approved by our board of directors in 2006. In addition, during 2005, the board of directors of our wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), approved the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the “CMDX Plan”). Our board of directors believes that granting employees stock-based awards from the CombiMatrix Plan is in the best interest of our Company and our stockholders. No awards have been granted to the CMDX Plan since 2010, and it is no longer being utilized.

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

The CombiMatrix Plan is divided into two separate equity incentive programs: a discretionary option grant / stock appreciation right program and a stock issuance program. To date, the discretionary option grant program has been the primary program used in awarding stock-based compensation. Under the discretionary option grant program, the Committee may grant non-statutory options to purchase shares of CombiMatrix stock to eligible individuals in our employ (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and incentive stock options to purchase shares of CombiMatrix stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date. Options are generally exercisable over a three- or four-year vesting term following the date of grant and expire ten years after the grant date. The Committee may grant other forms of equity based compensation, such as restricted stock units (“RSU’s”), which the Committee awarded to certain executives and directors of the Company for the first time during 2014. RSUs vest in equal annual installments over a four-year period following the date of grant. At December 31, 2016, there were 183,086 authorized shares under the CombiMatrix Plan, with 2,152 shares available for grant.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a summary of the stock option activities under the CombiMatrix Plan for 2016 and 2015:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(’000s)
Balance at December 31, 2014	45,790	$147.30	8.0 years	$-
Granted	42,149	$24.00
Exercised	-	$-
Forfeited	(16,811)	$44.40
Canceled	(1,133)	$45.30
Balance at December 31, 2015	69,995	$99.19	8.2 years	$-
Granted (non employees only)	6,832	$3.88
Exercised	-	$-
Forfeited	(9,312)	$24.70
Canceled	(2,882)	$255.66
Balance at December 31, 2016	64,633	$92.87	7.3 years	$-
Exercisable at December 31, 2015	17,372	$309.00	6.0 years	$-
Exercisable at December 31, 2016	29,358	$175.30	6.2 years	$-

Information related to options granted under the CombiMatrix Plan for 2016 and 2015 is as follows:

	December 31,
	2016	2015

Weighted average fair values of options granted	$-	$18.47
Options granted with exercise prices:
Greater than market price on the grant date	-	-
Equal to market price on the grant date	6,832	42,149
Less than market price on the grant date	-	-

The aggregate fair value of options vested during the years ended December 31, 2016 and 2015 was $424,000 and $321,000, respectively. As of December 31, 2016, the total unrecognized compensation expense related to non-vested stock option awards was $500,000, which is expected to be recognized over a weighted average term of approximately 1.9 years.

The following is a summary of the RSU activities under the CombiMatrix Plan for 2016 and 2015:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Units	Fair Value
Nonvested RSU’s at December 31, 2014	20,179	$42.45
Granted	26,447	$23.85
Vested	(5,041)	$42.45
Canceled	(2,784)	$19.67
Nonvested RSU’s at December 31, 2015	38,801	$31.20
Granted	89,664	$2.88
Vested	(10,953)	$32.45
Canceled	(1,211)	$32.74
Nonvested RSU’s at December 31, 2016	116,301	$9.21

As of December 31, 2016, the total unrecognized compensation expense related to RSUs was $751,000, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

Our wholly owned subsidiary, CMDX, executed the CMDX Plan, with plan provisions and terms similar to that of the CombiMatrix Plan as described above. At December 31, 2016, there were 4.0 million authorized shares available under the CMDX Plan, with 4.0 million shares available for grant. However, our Board of Directors has no intention of utilizing this plan in the future.

The following is a summary of stock option activities for the CMDX Plan for 2016 and 2015:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term	(’000s)
Balance at December 31, 2014	291,000	$0.34	2.1 years	$51
Granted	-	$-
Exercised	-	$-
Canceled	(140,000)	$0.16
Balance at December 31, 2015	151,000	$0.50	0.4 years	$36
Granted	-	$-
Exercised	-	$-
Canceled	(151,000)	$0.50
Balance at December 31, 2016	-	$-	-	$-
Exercisable at December 31, 2015	101,000	$0.50	0.4 years	$24
Exercisable at December 31, 2016	-	$-	-	$-

There were no option grants during 2016 or 2015 under the CMDX Plan. The fair value of options vested during the years ended December 31, 2016 and 2015 was not significant.

Stock Option Awards Granted to Non-Employees

Stock option expense reflected in the consolidated statements of operations related to stock options issued to our non-employee scientific advisory board members and consultants are recognized at fair value using the Black-Scholes option-pricing model with weighted average assumptions as disclosed in Note 2 under “Stock-Based Compensation.” For the years ended December 31, 2016 and 2015, non-cash charges recognized from stock option awards granted to non-employees was not significant.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.
3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
4.1	Form of Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on February 19, 2016.
4.2	Form of Series F Preferred Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on March 18, 2016.
4.3	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 10, 2016.
10.1†	Restated Executive Change in Control Severance Plan, as restated on December 7, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.2	Amendment No. 3 to Lease dated as of January 11, 2010. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 15, 2010.
10.3	Amendment No. 4 to the Lease effective as of October 21, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 25, 2012.
10.4†	2006 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on February 18, 2016.
10.5†	Form of Stock Incentive Plan Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679), which became effective June 8, 2007.
10.6†	Employment Agreement for Mark McDonough. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on November 13, 2012.
10.7	Form of Amended and Restated Indemnification Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 12, 2011.

Exhibit Number	Description

10.8	Form of Securities Purchase Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.9	Form of Investors Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.10	HLM Rights Agreement dated as of April 1, 2011. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.11	Form of Warrant to Purchase Common Stock issued on April 7, 2011. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.12	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 7, 2011.
10.13	Form of Securities Purchase Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.14	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.15	Form of Registration Rights Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.16	Form of Lock-Up Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.17	Form of Voting Agreement dated as of September 28, 2012. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
10.18	Consent and Waiver executed on December 4, 2012. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2012.
10.19	Form of Amendment No. 1 to Common Stock Purchase Warrant dated February 26, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 26, 2013.
10.20	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.21	Form of Securities Purchase Agreement dated as of March 19, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
10.22†	Mark McDonough Compensation Arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 3, 2013.
10.23	Form of Waiver Regarding HLM Rights Agreement dated April 5, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 8, 2013.
10.24	Form of Securities Purchase Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.25	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.26	Form of Registration Rights Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.27	Form of Voting Agreement dated as of May 3, 2013. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
10.28†	Form of Stock Incentive Plan Agreement for Performance-Based Options. Incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on May 13, 2013.
10.29†	Letter Agreement dated June 27, 2013 regarding Mark McDonough’s bonus arrangement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 1, 2013.
10.30	Amendment No. 5 to Lease effective as of July 16, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 19, 2013.
10.31	Form of Warrant to Purchase Common Stock. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A (File No. 333-191211) filed with the SEC on December 9, 2013.
10.32†	2014 Executive Performance Bonus Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 10, 2014.

Exhibit Number	Description

10.33†	Form of Restricted Stock Unit Award Agreement under the Company’s 2006 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 24, 2014.
10.34	Form of Amendment No. 2 to Common Stock Purchase Warrant dated June 4, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.35	Form of Additional Common Stock Purchase Warrant issued June 4, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 10, 2014.
10.36	Amendment No. 6 to the Lease effective as of October 24, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 28, 2014.
10.37	Form of Warrant to Purchase Common Stock (Series E Financing). Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.38	Form of Amendment of Outstanding Warrants. Incorporated by reference to Exhibit 4.5 to the Company’s Current
Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.39	Form of Securities Purchase Agreement dated as of February 13, 2015 (Series E Financing). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.40	Form of Private Placement Securities Purchase Agreement dated as of February 13, 2015 (Warrant Financing). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
10.41†	2015 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 5, 2015.
10.42	Collaboration Agreement, effective May 23, 2013, between CombiMatrix and Sequenom Center for Molecular Medicine, LLC. Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 17, 2015.
10.43	Agreement of Settlement and Release, dated April 23, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 28, 2015.
10.44	Form of Amendment No. 1 to February 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.45	Form of Amendment No. 1 to April 2015 Common Stock Purchase Warrant dated October 12, 2015. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.46	Form of Waiver of Cash Dividends dated October 12, 2015. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 13, 2015.
10.47†	Transaction Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 7, 2015.
10.48	Form of Series E 6% Convertible Preferred Stock Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 5, 2016.
10.49	Form of Leak-Out Agreement. Incorporated by reference to Exhibit 10.49 to the Company’s Registration Statement on Form S-1/A (File No. 333-208704) filed with the SEC on March 18, 2016.
10.50	Form of Common Stock Purchase Warrants Repurchase Agreement. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on July 11, 2016.
10.51†	2016 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 27, 2016.
10.52†	2017 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 3, 2017.
21.1	Subsidiaries of the Registrant(*)
23.1	Consent of Haskell & White LLP(*)
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.0	The following materials from CombiMatrix Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations for the Years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016 and 2015 (v) Consolidated Statements of Cash Flows for the Years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

(*)       Included herewith.

†         Denotes management contract or compensatory plan or arrangement.