Form 10-Q
period 2017-03-31
CombiMatrix Corp
filed 2017-05-12
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 5, 2017, 2,910,938 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,174	$2,727
Short-term investments	-	1,000
Accounts receivable, net of allowance for doubtful accounts of $239 and $232	3,648	3,351
Supplies	430	599
Prepaid expenses and other assets	196	174
Total current assets	7,448	7,851
Property and equipment, net	587	597
Other assets	30	30
Total assets	$8,065	$8,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,612	$1,689
Current portion, long-term debt	67	100
Total current liabilities	1,679	1,789
Capital lease obligations, net of current portion	82	50
Deferred rent	135	145
Total liabilities	1,896	1,984

Commitments and contingencies (Note 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized;
Series F - 8,000 shares authorized; 92 and 969 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 2,910,938 and 2,673,756 shares issued and outstanding	15	15
Additional paid-in capital	109,318	109,068
Accumulated other comprehensive loss	-	-
Accumulated deficit	(103,164)	(102,589)
Total stockholders’ equity	6,169	6,494
Total liabilities and stockholders’ equity	$8,065	$8,478

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Diagnostic services	$3,758	$2,930
Royalties	29	42
Total revenues	3,787	2,972
Operating expenses:
Cost of services	1,508	1,419
Research and development	85	143
Sales and marketing	1,022	1,336
General and administrative	1,664	1,526
Patent amortization and royalties	25	25
Total operating expenses	4,304	4,449
Operating loss	(517)	(1,477)
Other income (expense):
Interest income	6	4
Interest expense	(7)	(18)
Total other income (expense)	(1)	(14)
Net loss	$(518)	$(1,491)

Deemed dividend from issuing Series F convertible preferred stock and warrants	$-	$(1,877)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	(656)
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	-	890
Net loss attributable to common stockholders	$(518)	$(3,134)

Basic and diluted net loss per share	$(0.19)	$(1.73)
Deemed dividend from issuing Series F convertible preferred stock and warrants	-	(2.17)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	(0.76)
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	-	1.03
Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(3.63)

Basic and diluted weighted average common shares outstanding	2,760,887	863,931

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net loss	$(518)	$(1,491)
Unrealized gain on available-for-sale investments	-	2
Total comprehensive loss	$(518)	$(1,489)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(518)	$(1,491)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	57	64
Non-cash stock compensation	193	215
Provision for bad debts	133	118
Changes in assets and liabilities:
Accounts receivable	(430)	(503)
Supplies, prepaid expenses and other assets	147	(163)
Accounts payable, accrued expenses and other	(77)	87
Net cash flows from operating activities	(495)	(1,673)
Investing activities:
Purchase of property and equipment	(11)	(12)
Proceeds from sale of property and equipment	19	-
Purchase of available-for-sale investments	(1,499)	-
Sale of available-for-sale investments	2,499	2,250
Net cash flows from investing activities	1,008	2,238
Financing activities:
Proceeds from issuance of Series F convertible preferred stock and common stock warrants	-	8,000
Costs from issuance of Series F convertible preferred stock and common stock warrants	-	(720)
Repurchase of Series E convertible preferred stock and dividends	-	(2,842)
Repayments of long-term debt	(66)	(48)
Net cash flows from financing activities	(66)	4,390

Change in cash and cash equivalents	447	4,955
Cash and cash equivalents, beginning	2,727	653
Cash and cash equivalents, ending	$3,174	$5,608

Non-cash financing activities:
Purchase of property and equipment under capital lease	$63	$-
Adjustments to paid-in capital and retained earnings from change in accounting principle	$57	$-
Deemed dividends from issuing Series E convertible preferred stock	$-	$(890)
Deemed dividends from issuing Series F convertible preferred stock	$-	$1,877
Accrued public offering costs	$-	$311
Accrued property, plant and equipment	$-	$112

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 3, 2017. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2017, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year.

Going Concern Analysis

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern beyond twelve months from the date of this filing. However, as of March 31, 2017, we had cash, cash equivalents and short-term investments of $3.2 million. Also, the combination of continued revenue and cash reimbursement growth as we have seen over the past several quarters, coupled with improved gross margins and cost containment of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond the fourth quarter of 2017, when we anticipate achieving cash flow break-even status. If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, we believe the initial conditions which raised substantial doubt regarding our ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Risks

Our business operations are also subject to certain risks and uncertainties, including:

●	market acceptance of our services;

●	technological advances that may make our services obsolete or less competitive;

●	increases in operating costs, including costs for supplies, personnel and equipment;

●	variability in third-party reimbursement of our tests;

●	the availability and cost of capital; and

●	governmental regulation that may restrict our business.

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

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including third-party commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. No single customer exceeded 10% of revenues for the quarters ended March 31, 2017 or 2016.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from two commercial insurance carriers of $479,000 from Carrier A and $397,000 from Carrier B exceeded 10% of our total accounts receivable balance as of March 31, 2017. Accounts receivable from two commercial insurance carriers of $441,000 from Carrier B and $402,000 from Carrier A exceeded 10% of our total accounts receivable balance as of December 31, 2016.

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

In March 2016, Financial Accounting Standards Board (“FASB”) issued guidance regarding employee share-based payment accounting. The guidance is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and provides the choice for companies to estimate forfeitures during the vesting period of an award or recognize forfeitures at the time an award is canceled and forfeited. The standard became effective for us on January 1, 2017. We elected to change our policy regarding forfeitures to recognize if and when an award is canceled and forfeited rather than estimating forfeitures up front. The impact from implementing this policy change was to reduce retained earnings and increase additional paid-in capital by $57,000.

Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	For The Three Months
	Ended March 31,
	2017	2016

Cost of services	$9	$16
Research and development	-	-
Sales and marketing	18	27
General and administrative	166	172
Total non-cash stock compensation	$193	$215

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Net Loss Per Share. Basic and diluted net loss per share has been computed by dividing the net loss by the weighted average number of common shares issued and outstanding during the periods presented. Options and warrants to purchase common stock, unvested RSUs and preferred stock convertible into shares of common stock are anti-dilutive and therefore are not included in the determination of the diluted net loss per share. The following table reflects the excluded dilutive securities:

	For the Three Months Ended March 31,
	2017	2016

Common stock options	65,801	75,163
Restricted stock units	105,837	27,848
Common stock warrants	2,701,654	2,710,500
Series F preferred stock convertible into common stock	23,738	1,856,324
Excluded dilutive securities	2,897,030	4,669,835

Segments. We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In January 2017, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates Step 2 of the goodwill impairment test currently required under GAAP. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill that had been allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Also in January 2017, the FASB issued a new accounting standard that changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is deemed to be a business. This update is effective on January 1, 2018, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued new accounting guidance governing restricted cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The amendments in this guidance should be applied using a retrospective transition method to each period presented. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of cash flows.

In August 2016, the FASB issued new accounting guidance aimed at reducing the existing diversity in GAAP regarding how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is also permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of cash flows.

In February 2016, the FASB issued a new accounting standard regarding leases, which requires lessees to recognize on the balance sheet a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The standard also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The standard is effective for us beginning January 1, 2019, and we are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from GAAP. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We have begun a detailed assessment of the impact that this guidance will have on our consolidated financial statements, and our analysis is currently ongoing. However, based on our preliminary assessment, we expect the majority of the amounts that have historically been recognized as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price originally recognized and therefore as a reduction in revenue. We will adopt the new guidance beginning January 2018.

3. CASH AND SHORT-TERM INVESTMENTS

As of March 31, 2017, we held $3.2 million in cash and cash equivalents, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
		Unrealized	Unrealized	Fair		Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value

Cash and money market securities	$3,174	$-	$-	$3,174	$2,727	$-	$-	$2,727
Commercial paper	-	-	-	-	500	-	-	500
Certificates of deposit	-	-	-	-	500	-	-	500
	$3,174	$-	$-	$3,174	$3,727	$-	$-	$3,727

There were no realized gains or losses for the periods ended March 31, 2017 or 2016.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at March 31, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
March 31, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$2,439	$2,439	$-	$-
Short-term investments	-	-	-	-
Total	$2,439	$2,439	$-	$-

		Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,735	$1,735	$-	$-
Short-term investments	1,000	-	1,000	-
Total	$2,735	$1,735	$1,000	$-

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital leases and the secured promissory note approximate fair value due primarily to the short-term nature of these financial instruments.

5. SECURED PROMISSORY NOTE

On May 20, 2014 (“Execution Date”), we executed a secured promissory note (the “Note”) with ACC Investment Ltd. in the amount of $350,000, payable in equal amortized payments over a thirty-six month period (the “Term”) from the Execution Date. The Note bears an annual interest rate of 10% and is secured by certain laboratory equipment used in our microarray services business. Legal and other closing costs totaling $22,000 were capitalized with the Note and are being amortized over the Term as interest expense. As of March 31, 2017 and December 31, 2016, components of the Note were as follows (in thousands):

	March 31,	December 31,
	2017	2016

Carrying value	$11	$44
Unamortized legal and closing costs	-	(2)
	11	42
Less- current portion	(11)	(42)
Long-term portion	$-	$-

6. STOCKHOLDERS’ EQUITY

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

Series E Modifications

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

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8.0 million. Total offering-related costs paid through December 31, 2016 were $1.1 million, resulting in net proceeds recognized of $6.9 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through March 31, 2017, 7,908 shares of the Series F Preferred Stock have converted into 2,043,445 shares of common stock, leaving 92 shares of Series F Preferred Stock (representing 23,738 shares of common stock) unconverted.

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

Depending on the circumstances, upon a change in control constituting a “Fundamental Transaction” (as defined in the Series F Warrants), the holders of Series F Preferred Stock may be entitled to a 30% premium and the holders of Series F Warrants may have the right to require either that the Company purchase the Series F Warrants or for an amount in cash that is determined in accordance with a formula set forth in the Series F Warrants or that the successor assume and replace the Series F Warrants with substantially equivalent warrants of the successor.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Warrants Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 (collectively, the “Warrants”) in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Warrants Repurchase Agreement, we have agreed to repurchase such Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in such Warrants) at various negotiated prices per Warrant share as set forth in the Warrants Repurchase Agreement. Under the terms of the Warrants Repurchase Agreement, we will repurchase half of such Warrants upon the announcement of a Fundamental Transaction and the remaining half of such Warrants upon the closing of a Fundamental Transaction. In addition, upon the closing of a Fundamental Transaction, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of such Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In connection with entering into the Warrants Repurchase Agreement, we were granted certain consents and waivers relating to a Fundamental Transaction. In the event that a Fundamental Transaction is announced and consummated, we will be obligated to repurchase such Warrants for approximately $459,000 of cash consideration paid to the Holders. One half of this amount will be due within three business days of announcing the Fundamental Transaction, and the remaining half will be due within three business days of closing the Fundamental Transaction. In the event that we announce a Fundamental Transaction but never close, for whatever reason, then one-half of such Warrants will be repurchased and canceled and one-half will remain issued and outstanding. In the event that a Fundamental Transaction is never announced nor consummated, we will not be obligated to repurchase such Warrants, and the underlying terms and conditions of such Warrants will remain in effect

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	March 31,	December 31,	Exercise
Equity-classified warrants:	2017	2016	Price	Expiration

March 2016	2,067,083	2,067,183	$5.17	March 2021
April 2015	100,847	100,847	$16.50	August 2020
April 2015	1,831	1,831	$32.51	August 2020
February 2015	46,676	46,676	$16.50	August 2020
June 2014	1,690	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	32,788	32,788	$29.55	June 2019
May 2013	32,788	32,788	$29.55	May 2019
March 2013	18,334	18,334	$29.55	March 2019
October 2012	11,252	11,252	$29.55	September 2018
Total	2,701,654	2,701,754

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

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 in each of the quarters ended March 31, 2017 and 2016, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the U.S. Securities and Exchange Commission, or “SEC,” including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, our ability to grow revenue and improve gross margin; delays in achieving cash flow-positive operating results; the risk that operating expenses are not reduced or increase; the risk that test volumes and reimbursements level off or decline; the risk that payors decide to not cover our tests or to reduce the amounts they are willing to pay for our tests; the risk that we will not be able to grow our business as quickly as we need to; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis, or CMA, as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; third-party reimbursement of CMA; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization, or IVF, diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

We also own a one-third minority interest in Leuchemix, Inc., a private drug development company focused on developing a series of compounds to address a number of oncology-related disease.

Overview of Recent Business Activities

For the three months ended March 31, 2017, our business activities were driven primarily by continued commercialization efforts for our suite of molecular diagnostic tests and expansion of our executive oversight and leadership. For the three months ended March 31, 2017, our operating activities included the recognition of $3.8 million of total revenues, which increased by $815,000 from the comparable 2016 period, due primarily to increased volumes and improved pricing and reimbursement of our diagnostic tests performed, particularly in the reproductive health testing market (defined as testing volumes from prenatal, miscarriage analysis and pre-implantation genetic screening, or PGS diagnostic tests). Revenues from our reproductive health testing services increased by 32% during the three months ended March 31, 2017 compared to the comparable period in 2016, and total diagnostic testing revenues increased by 28% over the comparable period in 2016. Our net loss decreased by $973,000 million due to increased revenues, improved gross margins and flat operating expenses during the three months ended March 31, 2017 compared to the first quarter of 2016.

In January 2017, we appointed Dr. James W. Wheless to our Scientific Advisory Board. Dr. Wheless is a Diplomat of the American Board of Pediatrics and the American Board of Psychiatry and Neurology with special qualifications in child neurology, clinical neurophysiology and epilepsy. He is a fellow of the American Academy of Pediatrics and the American Academy of Neurology.

In February 2017, we appointed Dirk van den Boom, Ph.D., to our Board of Directors. Dr. van den Boom most recently served as President, Chief Executive Officer and Director of publicly traded molecular diagnostics company Sequenom, Inc., prior to that company’s acquisition by Laboratory Corporation of America in September 2016. Dr. van den Boom has co-authored more than 95 articles published in peer-reviewed journals and is inventor on more than 80 patents and patent applications.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates sections. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2017	2016	$	%

Diagnostic services revenues	$3,758	$2,930	$828	28%
Royalty revenues	29	42	(13)	(31%	)
Cost of services	(1,508)	(1,419)	(89)	6%

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

	Three Months Ended
	March 31,		Change
	2017	2016	#	%

Total billable tests	2,938	2,648	290	11%
Total reproductive health microarray tests(1)	1,642	1,426	216	15%
Reproductive health percentage of total tests	56.0%	54.0%

Revenue per test - total billable tests	$1,279	$1,106	$173	16%
Revenue per test - total reproductive health microarray tests(1)	$1,739	$1,518	$221	15%

(1) includes PGS, PGD, prenatal and miscarriage analysis microarray tests

For the three months ended March 31, 2017, total billable tests and total diagnostic services revenues increased by 11% and 28%, respectively, compared to the three months ended March 31, 2016. Driving the increase in billable tests and diagnostic services revenues was the increase in reproductive health test volumes, which increased by 15% over the comparable period in 2016. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostic testing over traditional genomics testing. In addition, improved reimbursement from third-party payors, primarily for our miscarriage analysis microarray test, drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the increase in diagnostic testing volumes.

Diagnostic services revenues are recognized based on: i) contractual rates billed to our customers and third party payors; and ii) amounts that we expect to collect from non-contracted third-party payors, which include adjustments for changes in estimates of contractual allowances as well as from receiving cash payments in excess of amounts previously recognized. Because approximately 72% of our diagnostic revenues result from billings to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to these accounting estimates in the future, which may positively or adversely affect our revenues and results of operations.

Royalties. In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, to license from us certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, with a minimum floor of $25,000 per quarter. CA’s actual sales decreased in 2017 compared to 2016, thereby driving the decrease in royalty revenues year-over-year. It is uncertain whether in future periods, CA’s revenues will increase, continue at current levels or return to the minimum contractual amounts.

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. Increases in cost of services were due primarily to the increased diagnostic testing volumes previously discussed. Non-cash stock compensation expenses were not significant for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2017	2016	$	%

Research and development	$85	$143	$(58)	(41%	)
Sales and marketing	1,022	1,336	(314)	(24%	)
General and administrative	1,664	1,526	138	9%

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three months ended March 31, 2017, research and development expenses decreased from the comparable 2016 period due primarily to greater efforts during 2016 in launching a next generation sequencing platform for our PGS testing services coupled with validating new microarray testing platforms for our miscarriage analysis tests, which efforts were not repeated during the first quarter of 2017. Non-cash stock compensation expenses were not significant for the periods presented.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three months ended March 31, 2017, sales and marketing expenses decreased from the comparable 2016 period due primarily to reduced headcount in sales representatives and reduced travel and entertainment costs from such lower headcount. Non-cash stock compensation expenses were not significant for the periods presented.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. For the three months ended March 31, 2017, general and administrative expenses increased from the comparable 2016 period due primarily to increased salaries and bad debt expense. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $166,000 and $172,000 for the three months ended March 31, 2017 and 2016, respectively. See Note 2 to our consolidated interim financial statements included elsewhere in this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact in the current or prior periods.

Liquidity and Capital Resources

At March 31, 2017, cash and cash equivalents totaled $3.2 million, compared to $3.7 million at December 31, 2016. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. When held, short-term investments typically are comprised primarily of certificates of deposits issued by U.S. financial institutions. Working capital was $5.8 million and $6.1 million at March 31, 2017 and December 31, 2016, respectively. The primary reason for the decrease in working capital was due to lower cash balances at March 31, 2017 compared to December 31, 2016, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$(495)	$(1,673)	$1,178
Investing activities	1,008	2,238	(1,230)
Financing activities	(66)	4,390	(4,456)
Increase in cash and cash equivalents	$447	$4,955	$(4,508)

Operating Activities. Higher cash inflows from improved cash collections coupled with slightly lower overall operating expenses during the three months ended March 31, 2017 resulted in lower cash used in operating activities compared to the three months ended March 31, 2016.

Investing Activities. The decrease in net cash flows from investing activities was due to higher purchases of available-for-sale short-term investments made during the three months ended March 31, 2017 compared the comparable period in 2016.

Financing Activities. The decrease in net cash flows from financing activities was due primarily to the $6.9 million of net proceeds received from the March 2016 Series F Financing, partially offset by the $(2.8 million) repurchase of Series E preferred stock and dividends paid to the Series E investors commensurate with the 2016 Series F Financing, compared to no sales or repurchases of CombiMatrix securities in 2017.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new services and continue to develop commercial technologies and services. We believe that our cash and cash equivalents as of March 31, 2017, which totaled $3.2 million, will be sufficient to meet our expected cash requirements for current operations through and beyond the fourth quarter of 2017, when we anticipate achieving cash flow break-even status. In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. Also, in order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could jeopardize our future strategic initiatives and business plans.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in January 2020. We have no significant commitments for capital expenditures for the remainder of 2017 or beyond. We currently have nine active capital leases totaling $250,000 for certain laboratory and IT-related equipment, with lease payments continuing through February 2021.

Recent Accounting Pronouncements

Refer to Note 2 to the consolidated interim financial statements included elsewhere in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended March 31, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in other litigation arising in the normal course of business. Management believes that resolution of these other matters will not result in any payment that, in the aggregate, would be material to our financial position or results of operations.

Item 1A. RISK FACTORS

The following risk factors include any and all material changes to, and should be read in conjunction with, the risk factors contained in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 3, 2017.

We may not be able to meet our cash requirements beyond the first half of 2018 without obtaining additional capital from external sources and our current outstanding private placement warrants may prevent us from issuing new securities. If we are unable to raise additional capital through future financings or from external sources, we may not be able to continue as a going concern.

As of March 31, 2017, we had $3.2 million in cash and cash equivalents, which we anticipate will meet our cash requirements through and beyond the fourth quarter of 2017. However, in order for us to continue as a going concern beyond that point, we will have to increase revenue and cash reimbursement, continue to control operating expenses and may be required to obtain capital from external sources. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash reimbursement and to control operating expenses, of which there can be no assurance.

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

Our stock price could decline because of the potentially dilutive effect of future financings and from the exercises of certain common stock warrants.

As of March 31, 2017, we had approximately 3.0 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of March 31, 2017, approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

An index of exhibits is found beginning on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMBIMATRIX CORPORATION

By:	/s/ MARK MCDONOUGH
Mark McDonough
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ SCOTT R. BURELL
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 12, 2017

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.

3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.

3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.

3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.

10.1	2017 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 3, 2017.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.(*)

(*)        Included herewith.

