Form 10-Q
period 2017-06-30
CombiMatrix Corp
filed 2017-08-11
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

As of August 7, 2017, 2,918,726 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,022	$2,727
Short-term investments	-	1,000
Accounts receivable, net of allowance for doubtful accounts of $227 and $232	4,006	3,351
Supplies	368	599
Prepaid expenses and other assets	170	174
Total current assets	7,566	7,851
Property and equipment, net	523	597
Other assets	30	30
Total assets	$8,119	$8,478

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other	$1,920	$1,689
Current portion, long-term debt	49	100
Total current liabilities	1,969	1,789
Capital lease obligations, net of current portion	72	50
Deferred rent	126	145
Total liabilities	2,167	1,984

Commitments and contingencies (Note 6)

Stockholders' equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; Series F - 8,000 shares authorized; 92 and 969 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 2,918,726 and 2,673,756 shares issued and outstanding	15	15
Additional paid-in capital	109,471	109,068
Accumulated other comprehensive loss	-	-
Accumulated deficit	(103,534)	(102,589)
Total stockholders' equity	5,952	6,494
Total liabilities and stockholders' equity	$8,119	$8,478

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Diagnostic services	$4,214	$3,049	$7,972	$5,979
Royalties	27	58	56	100
Total revenues	4,241	3,107	8,028	6,079

Operating expenses:
Cost of services	1,632	1,432	3,140	2,851
Research and development	85	149	170	292
Sales and marketing	1,016	1,141	2,038	2,477
General and administrative	1,855	1,586	3,519	3,112
Patent amortization and royalties	25	25	50	50
Total operating expenses	4,613	4,333	8,917	8,782
Operating loss	(372)	(1,226)	(889)	(2,703)
Other income (expense):
Interest income	5	8	11	12
Interest expense	(3)	(17)	(10)	(35)
Total other income (expense)	2	(9)	1	(23)
Net loss	$(370)	$(1,235)	$(888)	$(2,726)

Deemed dividend from issuing Series F convertible preferred stock and warrants	$-	$-	$-	$(1,877)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	-	(656)
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	-	-	-	890
Net loss attributable to common stockholders	$(370)	$(1,235)	$(888)	$(4,369)

Basic and diluted net loss per share	$(0.13)	$(0.89)	$(0.31)	$(2.43)
Deemed dividend from issuing Series F convertible preferred stock	-	-	-	(1.67)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	-	(0.58)
Deemed dividend from issuing and modifying Series E convertible preferred stock	-	-	-	0.79
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.89)	$(0.31)	$(3.89)

Basic and diluted weighted average common shares outstanding	2,915,303	1,382,019	2,838,521	1,122,975

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss	$(370)	$(1,235)	$(888)	$(2,726)
Unrealized gain on available-for-sale investments	-	-	-	2
Total comprehensive loss	$(370)	$(1,235)	$(888)	$(2,724)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net loss	$(888)	$(2,726)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	122	130
Non-cash stock compensation	346	405
Provision for bad debts	301	205
Changes in assets and liabilities:
Accounts receivable	(956)	(687)
Supplies, prepaid expenses and other assets	235	(22)
Accounts payable, accrued expenses and other	233	151
Net cash flows from operating activities	(607)	(2,544)

Investing activities:
Purchases of property and equipment	(23)	(147)
Proceeds from sale of property and equipment	19	-
Purchase of available-for-sale investments	(1,499)	(4,998)
Sale of available-for-sale investments	2,499	7,748
Net cash flows from investing activities	996	2,603

Financing activities:
Proceeds from issuance of Series F convertible preferred stock and common stock warrants	-	8,000
Costs from issuance of Series F convertible preferred stock and common stock warrants	-	(1,048)
Repurchase of Series E convertible prefered stock and dividends	-	(2,842)
Repayments of long-term debt	(94)	(95)
Net cash flows from financing activities	(94)	4,015

Change in cash and cash equivalents	295	4,074
Cash and cash equivalents, beginning	2,727	653
Cash and cash equivalents, ending	$3,022	$4,727

Non-cash financing activities:
Property and equipment purchased under capital lease	$63	$6
Adjustments to paid-in capital and retained earnings from change in accounting principle	$57	$-
Deemed dividends from issuing Series E convertible preferred stock	$-	$(890)
Deemed dividends from issuing Series F convertible preferred stock	$-	$1,877
Accrued public offering costs	$-	$10
Accrued property, plant and equipment	$-	$20

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2017, and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

Going Concern Analysis

We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new technologies and continue to develop new and improve existing commercial diagnostic testing services and related technologies. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern beyond twelve months from the date of this filing. However, as of June 30, 2017, we had cash, cash equivalents and short-term investments of $3.0 million. Also, the combination of continued revenue and cash reimbursement growth we have experienced over the past several quarters, coupled with improved gross margins and cost containment of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond the fourth quarter of 2017, when we anticipate achieving cash flow break-even status. If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, we believe the initial conditions which raised substantial doubt regarding our ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Service revenues from providing diagnostic tests are recognized when the testing process is complete and test results are reported to the ordering physician or clinic. These diagnostic services are billed to various payors, including third-party commercial insurance companies, healthcare institutions, government payors including various state Medicaid programs, and individuals. We report revenues from contracted payors based on a contractual rate, or in the case of state Medicaid contracts, published fee schedules for our tests. We report revenues from non-contracted payors based on the amounts expected to be collected. The differences between the amounts billed and the amounts expected to be collected from non-contracted payors are recorded as contractual allowances to arrive at net recognized revenues. The expected revenues from non-contracted payors are based on the historical collection experience of each payor or payor group, as appropriate, and also take into account recent collection trends. In each reporting period, we review our historical collection experience for non-contracted payors and adjust our expected revenues for current and subsequent periods accordingly. We also recognize additional revenue from actual cash payments that exceed amounts initially recognized, in the period the payments are received. Because a substantial portion of our revenues is from non-contracted third-party payors, it is likely that we will be required to make adjustments to accounting estimates with respect to contractual allowances in the future, which may positively or adversely affect our results of operations. In all cases described above, we report revenues net of any applicable statutory taxes collected from customers, as applicable. No single customer exceeded 10% of revenues for any of the periods presented.

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

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from Insurance Carrier A of $602,000 exceeded 10% of our total accounts receivable balance as of June 30, 2017. Accounts receivable from Insurance Carrier B of $441,000 exceeded 10% of our total accounts receivable balance as of December 31, 2016.

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

Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Cost of services	$9	$4	$18	$20
Research and development	-	-	-	-
Sales and marketing	16	17	34	44
General and administrative	128	169	294	341
Total non-cash stock compensation	$153	$190	$346	$405

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Common stock options	64,326	71,749	64,326	71,749
Restricted stock units	98,049	59,000	98,049	59,000
Common stock warrants	2,701,647	2,701,747	2,701,647	2,701,747
Series F preferred stock convertible into common stock	23,738	1,247,530	23,738	1,247,530
Excluded potentially dilutive securities	2,887,760	4,080,026	2,887,760	4,080,026

Segments. We have determined that we operate in one segment for financial reporting purposes.

Recent Accounting Pronouncements. In July 2017, the FASB issued an accounting standards update regarding earnings per share, distinguishing liabilities from equity and derivatives and hedging. Part 1 of the update addresses the complexity of accounting for certain financial instruments with down-round features, such as anti-dilution provisions of common stock warrant contracts that can require liability classification and subsequent mark-to-market accounting for these securities. As a result of this update, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock, which means that derivative accounting treatment and liability classification are no longer required. The amendment requires the effect of a down round feature to be treated as a dividend and as a reduction of income available to common shareholders when computing basic earnings per share when the feature is triggered. In addition, convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features, including related EPS guidance. Part II of the update addresses certain content that is pending or deferred and has no accounting effect. The amendments in Part I of the update are effective for all public entities for the first interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently analyzing the details of the update and have not yet determined what impact, if any, the adoption of this update may have on our consolidated financial statements.

In May 2017, the FASB issued an accounting standards update regarding stock-based compensation. The purpose of the update is to provide clarity regarding when an entity should apply modification accounting from changes that an entity makes to the terms or conditions of share-based payment awards. The update is effective for all entities for the first interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued a new accounting standard that eliminates Step 2 of the goodwill impairment test currently required under GAAP. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill that had been allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This standard is effective for public business entities for the first interim and annual reporting periods beginning after January 1, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued a new accounting standard regarding leases, which requires lessees to recognize on their balance sheets a right-of-use asset, representing their right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The standard also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. The standard is effective for us beginning January 1, 2019, and we are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance regarding revenue recognition from contracts with customers, which when effective will supersede existing revenue recognition requirements and will eliminate most industry-specific guidance from GAAP. The core principle of the new guidance is to require an entity to recognize as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods or services as it transfers control to its customers. The new guidance requires additional qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. An entity can apply the new guidance retrospectively to each prior reporting period presented (i.e., the full retrospective method) or retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings. As originally issued, the new revenue recognition standard would be effective for us beginning January 1, 2017. However, in 2015, the FASB voted to defer the effective date of the new guidance for one year. We have nearly completed our detailed assessment of the impact that this guidance will have on our consolidated financial statements, with additional analysis currently ongoing. Based on our current assessment, we expect the majority of the amounts that have historically been recognized as bad debt expense, primarily related to patient responsibility, will be reflected as a reduction of the transaction price originally recognized and therefore as a reduction in revenue. We will adopt the new guidance beginning January 2018.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period presentation.

3. CASH AND SHORT-TERM INVESTMENTS

As of June 30, 2017, we held $3.0 million in cash, cash equivalents and short-term investments, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

	As of June 30, 2017				As of December 31, 2016
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$1,772	$-	$-	$1,772	$2,727	$-	$-	$2,727
Commercial paper	500	-	-	500	500	-	-	500
Certificates of deposit	750	-	-	750	500	-	-	500
	$3,022	$-	$-	$3,022	$3,727	$-	$-	$3,727

There were no realized gains or losses for the periods ended June 30, 2017 or 2016.

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at June 30, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
June 30, 2017	Total	Level 1	Level 2	Level 3
Assets:

Cash equivalents	$2,092	$842	$1,250	$-
Short-term investments	-	-	-	-
Cash equivalents	$2,092	$842	$1,250	$-

		Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:

Cash equivalents	$1,735	$1,735	$-	$-
Short-term investments	1,000	-	1,000	-
Cash equivalents	$2,735	$1,735	$1,000	$-

The carrying amounts of accounts receivable, accounts payable, accrued expenses, capital leases and the secured promissory note approximate fair value due primarily to the short-term nature of these financial instruments.

5. STOCKHOLDERS’ EQUITY

Series A through E Convertible Preferred Stock and Warrant Financings

Between 2012 and 2015, we executed several financing transactions whereby we issued convertible preferred stock and warrants to purchase common stock to investors. As of December 31, 2016, none of the Series A through E convertible preferred stock remained outstanding. For as long as the Series A warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at a price per share below the $73.65 exercise price of the Series A warrants, unless waivers from the Series A investors are obtained. Until the time that less than 7.5% of the Series B, C and E warrants remain unexercised through their expiration date, except under certain permitted circumstances, we may not issue, or enter into any agreement to issue, common stock or common stock equivalents at prices per share below the $29.55, $29.55 and $32.51 exercise prices of the Series B, C and E warrants, respectively, unless waivers from the Series B, C and E investors are obtained. In addition, until there are no longer Series A, C and E warrants outstanding, we may not sell any variable rate securities except for certain exempt issuances.

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

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8.0 million. Total offering-related costs paid through December 31, 2016 were $1.1 million, resulting in net proceeds recognized of $6.9 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through June 30, 2017, 7,908 shares of the Series F Preferred Stock have converted into 2,043,445 shares of common stock, leaving 92 shares of Series F Preferred Stock (representing 23,738 shares of common stock) unconverted.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Depending on the circumstances, upon a change in control constituting a “Fundamental Transaction” (as defined in the Series F Warrants), the holders of Series F Preferred Stock may be entitled to a 30% premium and the holders of Series F Warrants may have the right to require either that the Company purchase the Series F Warrants for an amount in cash that is determined in accordance with a formula set forth in the Series F Warrants or that the successor assumes and replaces the Series F Warrants with substantially equivalent warrants of the successor.

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Warrants Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 (collectively, the “Warrants”) in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Warrants Repurchase Agreement, we have agreed to repurchase such Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in such Warrants) at various negotiated prices per Warrant share as set forth in the Warrants Repurchase Agreement. The Warrants Repurchase Agreement obligates us to repurchase half of such Warrants upon the announcement of a Fundamental Transaction. On July 31, 2017, we announced that we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Invitae Corporation (“Invitae”) and Coronado Merger Sub, Inc., a wholly owned subsidiary of Invitae (“Merger Sub”), pursuant to which Invitae plans to acquire us in an all-stock transaction in which Merger Sub will merge with and into us (the “Merger”). The Merger is considered a Fundamental Transaction under the Warrants Repurchase Agreement and, as a result of entering into and announcing the Merger Agreement, and pursuant to the terms of the Warrants Repurchase Agreement, we repurchased one half of such outstanding Warrants on August 3, 2017, for approximately $230,000 of cash consideration. Under the terms of the Warrants Repurchase Agreement, we will be obligated to repurchase the remaining half of such Warrants within three business days of any closing of the Merger. In addition, upon any closing of the Merger, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of such Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In connection with entering into the Warrants Repurchase Agreement, we were granted certain consents and waivers relating to the Merger. If the Merger is consummated, we will be obligated to repurchase the remaining outstanding Warrants for approximately $230,000 which will be due within three business days of closing the Merger. In the event that we do not close the Merger or any other Fundamental Transaction, for whatever reason, then the remaining half of such Warrants will remain issued and outstanding. See Note 7 below.

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	June 30,	December 31,	Exercise
	2017	2016	Price	Expiration
Equity-classified warrants:
March 2016	2,067,076	2,067,176	$5.17	March 2021
April 2015	100,847	100,847	$16.50	August 2020
April 2015	1,831	1,831	$32.51	August 2020
February 2015	46,676	46,676	$16.50	August 2020
June 2014	1,690	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	32,788	32,788	$29.55	June 2019
May 2013	32,788	32,788	$29.55	May 2019
March 2013	18,334	18,334	$29.55	March 2019
October 2012	11,252	11,252	$29.55	September 2018
Total	2,701,647	2,701,747

The number of warrants set forth in the table above are as of June 30, 2017 and December 31, 2016 and do not reflect the repurchase of half of the Warrants we completed on August 3, 2017.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

Executive Severance

We provide certain severance benefits such that if any of our executive officers is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary plus medical and dental benefits. In addition, we have implemented a Restated Executive Change of Control Severance Plan (as amended, the “Severance Plan”) that affects certain of our senior management-level employees who are classified as “Section 16 Officers” of the Company. Pursuant to the Severance Plan, if a participating employee is involuntarily terminated (other than for death, disability or for cause) or resigns for “good reason” (as defined in the Severance Plan) during the two-year period following a “change of control” (as defined in the Severance Plan) of the Company, then, subject to execution of a release of claims against the Company, the employee will be entitled to receive: (i) one-half times annual base salary (one times annual base salary for the Chief Executive Officer); (ii) immediate vesting of outstanding compensatory equity awards; and (iii) payment of COBRA premiums for the participating employee and eligible dependents for a pre-determined period of time. Payment of benefits under the Severance Plan will be limited by provisions contained in Section 409A of the U.S. Internal Revenue Code. The Severance Plan is administered by a plan administrator, which initially is the Compensation Committee of the Board of Directors. In order to participate in the Severance Plan, an eligible employee must waive any prior retention or severance agreements. The Severance Plan automatically renews annually unless terminated upon 12 months prior written notice. We expect that our Chief Executive Officer and Chief Financial Officer will receive benefits under the Severance Plan as a result of any consummation of the Merger.

Also, our Board of Directors and Compensation Committee have adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”), which provides for certain bonus payments to be made, upon any consummation of a qualifying change of control transaction such as the Merger, to certain participants as shall be determined from time to time by the Compensation Committee of our Board of Directors. The aggregate value of the bonuses payable under the Transaction Bonus Plan shall be the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction such as the Merger, and the percentage of such bonus pool awarded to each eligible participant shall be determined from time to time by our Compensation Committee.

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 and $50,000 for both of the three and six months ended June 30, 2017 and 2016, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

From time to time, we are subject to other claims and legal actions that arise in the ordinary course of business. We believe that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Any legal costs resulting from claims or legal actions are expensed as incurred.

7. SUBSEQUENT EVENTS

On July 31, 2017, we entered into the Merger Agreement with Invitae, pursuant to which Invitae plans to acquire us through an all-stock Merger. The Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including, among others, obtaining certain regulatory approvals, approval from our stockholders, Invitae’s registration of common stock to be used to acquire us, and at least 90% participation in a Series F Warrants exchange offer that will be conducted by Invitae in connection with the Merger.

The Merger Agreement contains certain termination rights for both us and Invitae, including, among others, if the Merger is not consummated on or before January 31, 2018 (unless due to the terminating party’s action or failure to act or SEC delay) or if the approval of our stockholders is not obtained. If the Merger Agreement is terminated by either us or Invitae as a result of a breach by the other party of any of such other party’s representations, warranties or covenants, or because the occurrence of a material adverse effect applicable to such party was the sole failed condition to closing, or if the Merger Agreement is terminated by Invitae as a result of the failure of our stockholders to approve the Merger Agreement or as a result of an adverse change in the recommendation of our board of directors, then the defaulting party will be obligated to reimburse the other party’s third party expenses up to a maximum of $400,000. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, among others, termination of the Merger Agreement as a result of an adverse change in the recommendation of our board of directors after receiving a bona fide alternative acquisition proposal or termination of the Merger Agreement as a result of our stockholders not approving the Merger Agreement following disclosure of a bona fide acquisition proposal after which we are sold within 12 months, we may be required to pay to Invitae a termination fee of up to $1.4 million.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 31, 2017.

As a result of entering into and announcing the Merger Agreement, and pursuant to the terms of the Warrants Repurchase Agreement, On August 3, 2017, we repurchased one-half of the outstanding Warrants for approximately $230,000 of cash consideration. The remaining half will be due within three business days of any closing of the Merger.

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, the risk that holders of less than 90% of our Series F Warrants tender their securities or our stockholders fail to approve the Merger and the Merger Agreement is terminated due to these reasons; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the possibility that the proposed Merger is delayed; the inability to complete the Merger due to the failure to satisfy any of the conditions to completion of the Merger; the impact of the announcement or the completion of the Merger on the market price of our or Invitae’s common stock, or on our or Invitae’s relationships with employees, existing customers and suppliers or potential future customers and suppliers and on our or Invitae’s operating results and businesses generally; the ability of Invitae to successfully integrate our operations and employees; the ability to realize anticipated synergies and costs savings of the proposed Merger; the risk that if the Merger is terminated and we have to pay termination fees and transaction expenses, we may not have sufficient funds to make such payments; our ability to grow revenue and improve gross margin; delays in achieving cash flow-positive operating results; the risk that operating expenses are not reduced or increase; the risk that test volumes and reimbursements level off or decline; the risk that payors decide to not cover our tests or to reduce the amounts they are willing to pay for our tests; the risk that we will not be able to grow our business as quickly as we need to; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis, or CMA, as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; third-party reimbursement of CMA; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization, or IVF, diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law.

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

Overview of Recent Developments and Business Activities

For the three and six months ended June 30, 2017, our business activities were driven primarily by continued commercialization efforts for our suite of molecular diagnostic tests and expansion of our executive oversight and leadership. For the three and six months ended June 30, 2017, our operating activities included the recognition of $4.2 million and $8.0 million of total revenues, respectively, which increased by $1.1 million and $1.9 million, respectively, from the comparable 2016 periods. These increases were due primarily to increased testing volumes and improved pricing and reimbursement of our microarray diagnostic tests, particularly in the reproductive health testing market (defined as testing volumes from prenatal, miscarriage analysis and pre-implantation genetic screening, or PGS diagnostic tests). Revenues from our reproductive health testing services increased by 44% and 38% during the three and six months ended June 30, 2017, respectively, compared to the comparable periods in 2016. Total diagnostic testing revenues during the three and six months ended June 30, 2017 increased by 38% and 33%, respectively, over the comparable periods in 2016. For the three and six months ended June 30, 2017, our net loss decreased by $865,000 and $1.8 million, respectively, compared to the comparable 2016 periods, due to increased revenues, improved gross margins and relatively flat operating expenses for all periods presented.

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

In July 2017, we entered into the Merger Agreement with Invitae, pursuant to which Invitae plans to acquire us through an all-stock Merger. The Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including, among others, obtaining certain regulatory approvals, approval from our stockholders, Invitae’s registration of common stock to be used to acquire us, and at least 90% participation in a Series F Warrants exchange offer that will be conducted by Invitae in connection with the Merger. We expect to incur significant expenses in connection with the Merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the Merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. The ultimate amount and timing of such charges are uncertain at the present time.

The Merger Agreement contains certain termination rights for both us and Invitae, including, among others, if the Merger is not consummated on or before January 31, 2018 (unless due to the terminating party’s action or failure to act or SEC delay) or if the approval of our stockholders is not obtained. If the Merger Agreement is terminated by either us or Invitae as a result of a breach by the other party of any of such other party’s representations, warranties or covenants, or because the occurrence of a material adverse effect applicable to such party was the sole failed condition to closing, or if the Merger Agreement is terminated by Invitae as a result of the failure of our stockholders to approve the Merger Agreement or as a result of an adverse change in the recommendation of our board of directors, then the defaulting party will be obligated to reimburse the other party’s third party expenses up to a maximum of $400,000. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, among others, termination of the Merger Agreement as a result of an adverse change in the recommendation of our board of directors after receiving a bona fide alternative acquisition proposal or termination of the Merger Agreement as a result of our stockholders not approving the Merger Agreement following disclosure of a bona fide acquisition proposal after which we are sold within 12 months, we may be required to pay to Invitae a termination fee of up to $1.4 million.

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 31, 2017.

As a result of entering into and announcing the Merger Agreement, and pursuant to the terms of the Warrants Repurchase Agreement, on August 3, 2017, we repurchased one half of the outstanding Warrants for approximately $230,000 of cash consideration. The remaining half will be due within three business days of any closing of the Merger.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2017	2016	$	%		2017	2016	$	%

Diagnostic services revenues	$4,214	$3,049	$1,165	38%		$7,972	$5,979	$1,993	33%
Royalty revenues	27	58	(31)	(53%	)	56	100	(44)	(44%	)
Cost of services	(1,632)	(1,432)	(200)	(14%	)	(3,140)	(2,851)	(289)	(10%	)

Diagnostic Services Revenues. Diagnostic services revenues are generated from providing DNA-based genomic testing services primarily in the areas of PGS, miscarriage analysis, prenatal diagnostics (collectively referred to as “reproductive health” testing) and postnatal development disorders in children. The key drivers and metrics relating to the change in diagnostic services revenues were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	#	%	2017	2016	#	%

Total billable tests	3,087	2,780	307	11%	6,025	5,428	597	11%
Total reproductive health microarray tests (1)	1,748	1,403	345	25%	3,390	2,829	561	20%
Reproductive health percentage of total billable tests	56.6%	50.5%			56.3%	52.1%

Revenue per test - total billable tests	$1,365	$1,097	$268	24%	$1,323	$1,102	$221	20%
Revenue per test - total reproductive health microarray tests (1)	$1,795	$1,555	$240	15%	$1,768	$1,536	$232	15%

(1)	includes PGS, PGD, prenatal and miscarriage analysis microarray tests

For the three months ended June 30, 2017, total billable tests and total diagnostic services revenues increased by 11% and 38%, respectively, compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, total billable tests and total diagnostic services revenues increased by 11% and 33%, respectively, compared to the six months ended June 30, 2016. Driving the increase in total billable tests and diagnostic services revenues for all periods presented were the increases in reproductive health testing volumes, which increased by 25% and 20% for the three and six months ended June 30, 2017 compared to the comparable 2016 periods, respectively. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing. In addition, improved reimbursement from third-party payors for our microarray tests drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the percentage increase in diagnostic testing volumes.

Diagnostic services revenues are recognized based on: i) contractual rates billed to our customers and certain third party payors; and ii) amounts that we expect to collect from non-contracted third-party payors, which include adjustments for changes in estimates of contractual allowances as well as from receiving cash payments in excess of amounts previously recognized. Because approximately 72% of our diagnostic revenues in 2017 resulted from billings to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to these accounting estimates in the future, which may positively or adversely affect our revenues and results of operations.

Royalties. In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, to license from us certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, with a minimum floor of not less than $25,000 per quarter. The changes in royalty revenues reported reflect changes in CA’s revenues. It is uncertain whether in future periods, CA’s revenues will increase or continue at the minimum contractual amounts.

Cost of Services. Cost of services relating to our diagnostic tests performed include direct materials such as microarray slides, reagents and related laboratory materials, direct laboratory labor (wages and benefits), allocation of administrative overhead and stock-compensation expenses. Increases in cost of services for all periods presented were due primarily to increased diagnostic testing volumes previously discussed. Non-cash stock compensation expenses were not significant for the periods presented.

Operating Expenses (dollars in thousands):

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2017	2016	$	%		2017	2016	$	%

Research and development	$85	$149	$(64)	(43%	)	$170	$292	$(122)	(42%	)
Sales and marketing	1,016	1,141	(125)	(11%	)	2,038	2,477	(439)	(18%	)
General and administrative	1,855	1,586	269	17%		3,519	3,112	407	13%

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, appropriate clinical trials and extensive laboratory validations, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three and six months ended June 30, 2017, research and development expenses decreased from the comparable 2016 periods due primarily to greater efforts during 2016 in launching a next generation sequencing platform for our PGS testing services coupled with validating new microarray testing platforms for our miscarriage analysis tests. These efforts were not repeated during the three and six month periods ended June 30, 2017. Non-cash stock compensation expenses were not significant for the periods presented.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three and six months ended June 30, 2017, sales and marketing expenses decreased from the comparable 2016 periods due primarily to reduced headcount in sales representatives coupled with newer sales representatives earning lower base salaries compared to the prior year mix of sales representatives, coupled with reduced travel and entertainment costs from fewer sales headcount in the 2017 periods compared to the 2016 periods presented. Non-cash stock compensation expenses were not significant for the periods presented.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. For the three and six months ended June 30, 2017, general and administrative expenses increased from the comparable 2016 periods due primarily to increased legal and bad debt expenses. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $128,000, $294,000, $169,000 and $341,000 for the three and six months ended June 30, 2017 and 2016, respectively. Changes to stock-based compensation expenses are driven by timing of when newer option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the differences in valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At June 30, 2017, cash and cash equivalents totaled $3.0 million, compared to $3.7 million at December 31, 2016. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. When held, short-term investments typically are comprised primarily of certificates of deposits issued by U.S. financial institutions. Working capital was $5.6 million and $6.1 million at June 30, 2017 and December 31, 2016, respectively. The primary reason for the decrease in working capital was due to lower overall cash balances at June 30, 2017 compared to December 31, 2016, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$(607)	$(2,544)	$1,937
Investing activities	996	2,603	(1,607)
Financing activities	(94)	4,015	(4,109)
Increase in cash and cash equivalents	$295	$4,074	$(3,779)

Operating Activities. Higher cash inflows from improved cash collections coupled with slightly lower overall operating expenses during the six months ended June 30, 2017 resulted in lower cash used in operating activities compared to the six months ended June 30, 2016.

Investing Activities. The decrease in net cash flows from investing activities was due to reduced net sales of available-for-sale short-term investments made during the six months ended June 30, 2017 compared to the comparable period in 2016.

Financing Activities. The decrease in net cash flows from financing activities was due primarily to the $6.9 million of net proceeds received from the March 2016 Series F Financing, partially offset by the $2.8 million repurchase of Series E preferred stock and dividends paid to the Series E investors commensurate with the 2016 Series F Financing, compared to no sales or repurchases of CombiMatrix securities in 2017.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We are also deploying new services and continue to develop commercial technologies and services. We believe that our cash and cash equivalents as of June 30, 2017, which totaled $3.0 million, will be sufficient to meet our expected cash requirements for current operations through and beyond the fourth quarter of 2017, when we anticipate achieving cash flow break-even status. If the Merger is terminated, however, and we have to pay termination fees and transaction expenses, we may not have sufficient funds to make such payments. In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. Also, in order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could compromise our future strategic initiatives and business plans.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020. We have no significant commitments for capital expenditures for the remainder of 2017 or beyond. We currently have eight active capital leases totaling $236,000 for certain laboratory and IT-related equipment, with lease payments continuing through February 2021.

Recent Accounting Pronouncements

See Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report for a discussion on recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended June 30, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Merger is subject to a number of conditions beyond our control. Failure to complete the Merger within the expected time frame or at all could adversely affect our stock price and our future business and financial results.

The Merger is subject to a number of conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion, including, without limitation, obtaining certain regulatory approvals, the absence of a material adverse effect upon either party, approval from our stockholders, Invitae’s registration of common stock to be used to acquire us, and at least 90% participation in a Series F Warrants exchange offer that will be conducted by Invitae in connection with the Merger. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize some or all of the synergies expected to be achieved. We will also incur certain transaction costs whether or not the Merger is completed. In addition, if the Merger is terminated due to certain circumstances and we have to pay termination fees and transaction expenses, we may not have sufficient funds to make such payments. Any failure to complete the Merger could have a material adverse effect on our stock price and our future business and financial results.

Uncertainty about the Merger and diversion of management could harm us or the combined company, whether or not the Merger is completed.

The announcement of the Merger or the pendency of the proposed transaction may disrupt our current plans and operations and could result in current and prospective employees, customers, payers, partners and suppliers experiencing uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel or to increase our customers, payers and partners. Completion of the Merger will also require a significant amount of time and attention from our management. The diversion of management’s attention away from ongoing operations could adversely affect our business relationships. If the Merger is not consummated during the fourth quarter of 2017, as currently anticipated, the adverse effects of these uncertainties and the diversion of management’s attention could be exacerbated by the delay. Even if the Merger is consummated, integration of operations will require substantial time after consummation of the Merger, and the combined company may lose management personnel and other key employees and be unable to attract and retain such personnel and employees.

The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger involves the integration of two companies that have previously operated independently. Prior to announcement, we did not conduct any integration planning for the two companies, and our ability to do so prior to consummation of the Merger is substantially limited by applicable law. After the Merger, the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate our business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame.

The combined company may also be unable to use our current net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes. Changes in services, changes in sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on the combined company’s financial results, financial condition and stock price.

Neither the Merger exchange ratio nor the amount that will be offered to Series F Warrant holders in the Series F Warrants exchange offer is adjustable based on the market price of Invitae common stock so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement establishes the exchange ratio for our common stock and preferred stock and establishes the amount that will be offered to Series F Warrant holders in the Series F Warrants exchange offer, and any changes in the market price of Invitae common stock before the completion of the Merger will not affect the number of shares our security holders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of Invitae common stock declines from the market price on the date of the Merger Agreement, then our security holders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger the market price of Invitae common stock increases from the market price on the date of the Merger Agreement, then our security holders could receive Merger consideration with substantially more value for their shares of our capital stock than the parties had negotiated for in the establishment of the exchange ratio. Because the exchange ratio does not adjust as a result of changes in the value of Invitae common stock, for each one percentage point that the market value of Invitae common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to our security holders.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either we or Invitae can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Invitae, including:

●	conditions generally affecting the industries in which we and Invitae operate or the United States or global economy or capital markets as a whole;

●	any natural disaster or any acts of terrorism, sabotage, military action or war or any escalation of worsening thereof;

●	changes in regulatory, legislative or political conditions in the United States or any other country or region in the world;

●	changes in conditions in the financial markets, credit markets or capital markets in the United States or any other country or region in the world;

●	any effect resulting from the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger;

●	any failure by us or Invitae to meet internal projections or forecasts or third party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;

●	any changes in GAAP or applicable legal requirements after the date of the Merger Agreement;

●	any rejection by a governmental body of a registration or filing by us relating to certain intellectual property rights; or

●	any change in our cash position which results from operations in the ordinary course of business.

If adverse changes occur and we and Invitae still complete the Merger, the combined organization stock price may suffer. This in turn may reduce the value of the Merger consideration to our security holders.

We may not be able to meet our cash requirements beyond August of 2018 without obtaining additional capital from external sources and our current outstanding private placement warrants may prevent us from issuing new securities. If we are unable to raise additional capital through future financings or from external sources, we may not be able to continue as a going concern.

As of June 30, 2017, we had $3.0 million in cash and cash equivalents, which we anticipate will meet our cash requirements through and beyond the fourth quarter of 2017. However, in order for us to continue as a going concern beyond that point, we will have to increase revenue and cash reimbursement, continue to control operating expenses and may be required to obtain capital from external sources. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash reimbursement and to control operating expenses, of which there can be no assurance.

In order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available in a timely manner or at all, or are inadequate to fund our operations, we could experience reduced revenues and cash flows from the sales of our diagnostic services and our ability to launch, market and sell additional services necessary to grow and sustain our operations could be jeopardized.

Our stock price could decline because of the potentially dilutive effect of future financings and from the exercises of certain common stock warrants.

As of June 30, 2017, we had approximately 2.9 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of June 30, 2017, approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

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
Scott R. Burell
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 11, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among the Company, Invitae and Merger Sub, dated as of July 31, 2017. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33523) filed with the SEC on July 31, 2017.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.
3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Amended and Restated 2017 Executive Performance Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on June 19, 2017.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter and six month periods ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.(*)

(*)	Included herewith.

