Form 10-Q
period 2017-09-30
CombiMatrix Corp
filed 2017-11-06
CIK 1383183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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

As of November 3, 2017, 2,943,892 shares of CombiMatrix Corporation common stock, $0.001 par value were issued and outstanding.

COMBIMATRIX CORPORATION

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

COMBIMATRIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,382	$2,727
Short-term investments	-	1,000
Accounts receivable, net of allowance for doubtful accounts of $234 and $232	4,177	3,351
Supplies	443	599
Prepaid expenses and other assets	170	174
Total current assets	7,172	7,851
Property and equipment, net	537	597
Other assets	30	30
Total assets	$7,739	$8,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$884	$542
Accrued liabilities	1,281	1,147
Current portion, long-term debt	63	100
Total current liabilities	2,228	1,789
Capital lease obligations, net of current portion	122	50
Deferred rent	115	145
Total liabilities	2,465	1,984

Commitments and contingencies (Notes 6 and 7)

Stockholders’ equity:
Convertible preferred stock; $0.001 par value; 5,000,000 shares authorized; Series F - 8,000 shares authorized; 14 and 969 issued and outstanding	-	-
Common stock; $0.001 par value; 50,000,000 shares authorized; 2,938,992 and 2,673,756 shares issued and outstanding	15	15
Additional paid-in capital	109,403	109,068
Accumulated other comprehensive loss	-	-
Accumulated deficit	(104,144)	(102,589)
Total stockholders’ equity	5,274	6,494
Total liabilities and stockholders’ equity	$7,739	$8,478

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues:
Diagnostic services	$3,977	$3,211	$11,949	$9,190
Royalties	35	37	91	137
Total revenues	4,012	3,248	12,040	9,327

Operating expenses:
Cost of services	1,614	1,476	4,754	4,327
Research and development	90	88	260	380
Sales and marketing	967	1,055	3,005	3,532
General and administrative	1,930	1,450	5,449	4,562
Patent amortization and royalties	25	25	75	75
Total operating expenses	4,626	4,094	13,543	12,876
Operating loss	(614)	(846)	(1,503)	(3,549)
Other income (expense):
Interest income	7	7	18	19
Interest expense	(3)	(17)	(13)	(52)
Total other income (expense)	4	(10)	5	(33)
Net loss	$(610)	$(856)	$(1,498)	$(3,582)

Deemed dividend from issuing Series F convertible preferred stock and warrants	$-	$-	$-	$(1,877)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	-	(656)
Deemed dividend from issuing and modifying Series E convertible preferred stock and warrants	-	-	-	890
Net loss attributable to common stockholders	$(610)	$(856)	$(1,498)	$(5,225)

Basic and diluted net loss per share	$(0.21)	$(0.38)	$(0.52)	$(2.38)
Deemed dividend from issuing Series F convertible preferred stock	-	-	-	(1.25)
Deemed dividend paid for right to repurchase Series E convertible preferred stock	-	-	-	(0.44)
Deemed dividend from issuing and modifying Series E convertible preferred stock	-	-	-	0.59
Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.38)	$(0.52)	$(3.48)

Basic and diluted weighted average common shares outstanding	2,925,580	2,253,834	2,867,860	1,502,680

The accompanying notes are an integral part of these consolidated financial statements.

4

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(610)	$(856)	$(1,498)	$(3,582)
Unrealized gain on available-for-sale investments	-	-	-	2
Total comprehensive loss	$(610)	$(856)	$(1,498)	$(3,580)

The accompanying notes are an integral part of these consolidated financial statements.

COMBIMATRIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(1,498)	$(3,582)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	181	195
Non-cash stock compensation	508	591
Provision for bad debts	509	302
Changes in assets and liabilities:
Accounts receivable	(1,335)	(855)
Supplies, prepaid expenses and other assets	160	(35)
Accounts payable, accrued expenses and other	480	23
Net cash flows from operating activities	(995)	(3,361)

Investing activities:
Purchases of property and equipment	(30)	(148)
Proceeds from sale of property and equipment	19	-
Purchase of available-for-sale investments	(1,499)	(4,998)
Sale of available-for-sale investments	2,499	8,248
Net cash flows from investing activities	989	3,102

Financing activities:
Repurchase of certain Series A, B, C and E common stock warrants	(230)	-
Proceeds from issuance of Series F convertible preferred stock and common stock warrants	-	8,000
Costs from issuance of Series F convertible preferred stock and common stock warrants	-	(1,064)
Repurchase of Series E convertible prefered stock and dividends	-	(2,842)
Repayments of long-term debt	(109)	(143)
Net cash flows from financing activities	(339)	3,951

Change in cash and cash equivalents	(345)	3,692
Cash and cash equivalents, beginning	2,727	653
Cash and cash equivalents, ending	$2,382	$4,345

Non-cash financing activities:
Property and equipment purchased under capital lease	$142	$23

Adjustments to paid-in capital and retained earnings from change in accounting principle	$57	$-

Deemed dividends from issuing Series E convertible preferred stock	$-	$(890)

Deemed dividends from issuing Series F convertible preferred stock	$-	$1,877

Accrued property and equipment	$-	$9

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

Description of the Company

We are a family health-focused clinical molecular diagnostic laboratory specializing in pre-implantation genetic screening, prenatal diagnosis, miscarriage analysis, and pediatric developmental disorders. We strive to provide best-in-class clinical laboratory support to healthcare professionals, allowing them to maximize the clinical utility of their patients’ test results and to optimize patient care. Our testing focuses on advanced technologies, including single nucleotide polymorphism (“SNP”) chromosomal microarray analysis, next generation sequencing, fluorescent in situ hybridization and high resolution karyotyping. Our approach to testing is to offer sophisticated technology along with high-quality clinical support to our ordering physicians and their patients. Our laboratory facilities and corporate headquarters are located in Irvine, California.

We also own a one-third minority interest in Leuchemix, Inc. (“Leuchemix”), a private drug development company focused on developing a series of compounds to address a number of oncology-related diseases.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and notes required by generally accepted accounting principles in annual financial statements have been omitted or condensed. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by us in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The consolidated financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2017, and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year.

Going Concern Analysis

We have a history of incurring net losses and net operating cash flow deficits. We also incur expenses from deploying new technologies and from continuing to develop new and improving existing commercial diagnostic testing services and related technologies. As a result, these conditions raise substantial doubt regarding our ability to continue as a going concern beyond twelve months from the date of this filing. As of September 30, 2017, we had cash, cash equivalents and short-term investments of $2.4 million. Also, the combination of continued revenue and cash reimbursement growth we have experienced over the past several quarters, coupled with improved gross margins and cost containment of expenses leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond the first quarter of 2018, when we anticipate achieving cash flow break-even status (excluding merger-related expenses). If necessary, management also believes that it is probable that external sources of debt and/or equity financing could be obtained based on management’s history of being able to raise capital coupled with current favorable market conditions. As a result of both management’s plans and current favorable trends in improving cash flow, we believe the initial conditions which raised substantial doubt regarding our ability to continue as a going concern have been alleviated. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all.

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

Cash Equivalents and Short-Term Investments. We consider all highly liquid investments purchased with original maturities of three months or less when purchased to be cash equivalents. Short-term investments consist of fixed income investments with maturities between three and 12 months and other highly liquid investments that can be readily purchased or sold using established markets. These investments are classified as available-for-sale and are reported at fair value on our consolidated balance sheet. Unrealized holding gains and losses are reported within comprehensive loss in the consolidated statements of comprehensive loss. Fair value is based on available market information including quoted market prices, broker or dealer quotations or other observable inputs. If a decline in the fair value of a short-term investment below our cost basis is determined to be other than temporary, such investment is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. To-date, no permanent impairment charges have been realized or recorded.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Concentration of Credit Risks. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents. We do not believe that we are exposed to significant credit risk on cash and cash equivalents or on our short-term investments. Accounts receivable from Insurance Carrier A of $601,000, Carrier B of $497,000 and Carrier C of $459,000 each exceeded 10% of our total accounts receivable balance as of September 30, 2017. Accounts receivable from Insurance Carrier B of $441,000 exceeded 10% of our total accounts receivable balance as of December 31, 2016.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance regarding employee share-based payment accounting. The guidance is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and provides the choice for companies to estimate forfeitures during the vesting period of an award or recognize forfeitures at the time an award is canceled and forfeited. The standard became effective and was implemented by us on January 1, 2017. We elected to change our policy regarding forfeitures to recognize when an award is canceled and forfeited rather than estimating forfeitures up front. The impact from implementing this policy was to reduce retained earnings and increase additional paid-in capital by $57,000.

Stock-based compensation expense for all periods presented attributable to our functional expense categories from stock option and RSU awards vesting during the periods presented were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Cost of services	$9	$14	$27	$34
Research and development	-	-	-	-
Sales and marketing	16	19	50	63
General and administrative	137	153	431	494
Total non-cash stock compensation	$162	$186	$508	$591

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Common stock options	62,697	66,687	62,697	66,687
Restricted stock units	98,049	59,000	98,049	59,000
Common stock warrants	2,578,455	2,701,754	2,578,455	2,701,754
Series F preferred stock convertible into common stock	3,582	436,662	3,582	436,662
Excluded potentially dilutive securities	2,742,783	3,264,103	2,742,783	3,264,103

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

3. CASH AND SHORT-TERM INVESTMENTS

As of September 30, 2017, we held $2.4 million in cash, cash equivalents and short-term investments, which are reported at fair value. Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017				As of December 31, 2016
		Unrealized		Fair		Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Cash and money market securities	$2,382	$-	$-	$2,382	$2,727	$-	$-	$2,727
Commercial paper	-	-	-	-	500	-	-	500
Certificates of deposit	-	-	-	-	500	-	-	500
	$2,382	$-	$-	$2,382	$3,727	$-	$-	$3,727

There were no realized gains or losses for the periods ended September 30, 2017 or 2016.

4. FAIR VALUE MEASUREMENTS

The following table summarizes, for each major category of financial assets measured on a recurring basis, the respective fair value at September 30, 2017 and December 31, 2016 and the classification by level of input within the fair value hierarchy defined above (in thousands):

		Fair Value Measurements
September 30, 2017	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,346	$1,346	$-	$-
Short-term investments	-	-	-	-
Cash equivalents	$1,346	$1,346	$-	$-

		Fair Value Measurements
December 31, 2016	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,735	$1,735	$-	$-
Short-term investments	1,000	-	1,000	-
Cash equivalents	$2,735	$1,735	$1,000	$-

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

Series F Convertible Preferred Stock and Warrants Financing

On March 24, 2016 (the “Series F Closing”), we closed an underwritten public offering (the “Series F Offering”) and issued 8,000 immediately separable units of securities to investors, with each unit consisting of: (i) one share of Series F convertible preferred stock (“Series F Preferred Stock”) convertible into shares of our common stock equal to 1,000 divided by the conversion price of $3.87, which was 75% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on March 18, 2016, the date we executed the underwriting agreement (“UA date”); and (ii) 258.397875 warrants, each to purchase one share of our common stock at an exercise price per share equal to $5.17 (“Series F Warrants”), which was 100% of the consolidated closing bid price of our common stock on The NASDAQ Capital Market on the UA date. The Series F Preferred Stock, the Series F Warrants, and the shares of common stock underlying the Series F Preferred Stock and Series F Warrants were registered on Form S-1, which was declared effective by the SEC on March 18, 2016. The Series F Preferred Stock was immediately convertible and the Series F Warrants were immediately exercisable for shares of common stock and have a term of five years. The Series F Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise. In total, there were 2,067,183 shares of common stock issuable upon conversion of the Series F Preferred Stock and up to 2,067,183 shares of common stock issuable upon exercise of the Series F Warrants. The units were sold for a purchase price equal to $1,000 per unit, resulting in gross proceeds received by us of $8.0 million. Total offering-related costs paid through December 31, 2016 were $1.1 million, resulting in net proceeds recognized of $6.9 million. Given that the effective conversion price of the Series F Preferred Stock was below the closing market price of our common stock at the time of the Series F Closing, we recognized a beneficial conversion feature in the amount of $1.9 million. Since the Series F Preferred Stock was immediately convertible into common stock, the beneficial conversion feature was treated as a deemed dividend charged to retained earnings at closing. Also, from the time of the Series F Closing through September 30, 2017, 7,986 shares of the Series F Preferred Stock have converted into 2,063,601 shares of common stock, leaving 14 shares of Series F Preferred Stock (representing 3,582 shares of common stock) unconverted.

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

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

The Series F Warrants have a 5-year term and have a cashless exercise provision in the event there is no effective registration statement covering the common stock issuable upon exercise of the Series F Warrants. The Series F Warrants are not subject to price based anti-dilution protection. The Series F Warrants are listed on The NASDAQ Capital Market under the trading symbol “CBMXW.” For the nine months ended September 30, 2017, 210 Series F Warrants have been exercised, generating gross proceeds to the Company of $1,086. Subsequent to September 30, 2017 through November 3, 2017, 4,900 Series F Warrants were exercised, generating gross proceeds of $25,333.

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

Common Stock Purchase Warrants Repurchase Agreement

On July 11, 2016, we entered into a Common Stock Purchase Warrants Repurchase Agreement (the “Warrants Repurchase Agreement”) with the holders (the “Holders”) of our outstanding common stock purchase warrants issued in October 2012, March 2013, May 2013, June 2013, June 2014, February 2015 and April 2015 (collectively, the “Warrants”) in connection with our Series A, Series B, Series C and Series E financings. Pursuant to the terms of the Warrants Repurchase Agreement, we have agreed to repurchase such Warrants from each Holder upon execution of a “Fundamental Transaction” (as defined in such Warrants) at various negotiated prices per Warrant share as set forth in the Warrants Repurchase Agreement. The Warrants Repurchase Agreement obligates us to repurchase half of such Warrants upon the announcement of a Fundamental Transaction. On July 31, 2017, we announced that we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Invitae Corporation (“Invitae”) and Coronado Merger Sub, Inc., a wholly owned subsidiary of Invitae (“Merger Sub”), pursuant to which Invitae plans to acquire us in an all-stock transaction in which Merger Sub will merge with and into us (the “Merger”). The Merger is considered a Fundamental Transaction under the Warrants Repurchase Agreement and, as a result of entering into and announcing the Merger Agreement, and pursuant to the terms of the Warrants Repurchase Agreement, we repurchased one-half of such outstanding Warrants on August 3, 2017, for approximately $230,000 of cash consideration. Under the terms of the Warrants Repurchase Agreement, we will be obligated to repurchase the remaining one-half of such Warrants for an additional $230,000 within three business days of any closing of the Merger. However, under the terms of the Merger Agreement, we are required to repurchase the remaining one-half of such Warrants at or prior to the closing of the Merger. In addition, upon any closing of the Merger, all Securities Purchase Agreements and Registration Rights Agreements associated with the original issuances of such Warrants will be terminated and the various restrictions set forth therein will no longer be of any force or effect. In the event that we do not close the Merger or any other Fundamental Transaction, for whatever reason, then the remaining one-half of such Warrants will remain issued and outstanding. See Note 7 below.

COMBIMATRIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

Warrants

Outstanding warrants to purchase common stock are as follows:

	Shares of Common Stock Issuable from Warrants Outstanding as of
	September 30,	December 31,	Exercise
	2017	2016	Price	Expiration
Equity-classified warrants:
March 2016	2,066,966	2,067,176	$5.17	March 2021
April 2015	50,430	100,847	$16.50	August 2020
April 2015	920	1,831	$32.51	August 2020
February 2015	23,342	46,676	$16.50	August 2020
June 2014	847	1,690	$30.90	April 2018
December 2013	388,365	388,365	$46.80	December 2018
June 2013	16,395	32,788	$29.55	June 2019
May 2013	16,395	32,788	$29.55	May 2019
March 2013	9,167	18,334	$29.55	March 2019
October 2012	5,628	11,252	$29.55	September 2018
Total	2,578,455	2,701,747

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

Also, our Board of Directors and Compensation Committee have adopted a Transaction Bonus Plan (the “Transaction Bonus Plan”), which provides for certain bonus payments to be made, upon any consummation of a qualifying change of control transaction (as defined in the Transaction Bonus Plan) such as the Merger, to certain participants as shall be determined from time to time by the Compensation Committee of our Board of Directors. The aggregate value of the bonuses payable under the Transaction Bonus Plan shall be the greater of (i) $1,000,000 or (ii) ten percent of the net proceeds received in connection with a qualifying change of control transaction such as the Merger, and the percentage of such bonus pool awarded to each eligible participant shall be determined from time to time by our Compensation Committee.

Litigation

In 2002, we entered into a settlement agreement with Nanogen, Inc. (“Nanogen”) to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, we agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by us and our affiliates based on the patents that had been in dispute in the litigation, up to an annual maximum amount of $1.5 million. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement were $25,000 and $75,000 for both of the three and nine months ended September 30, 2017 and 2016, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations.

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

7. PROPOSED MERGER WITH INVITAE CORPORATION

On July 31, 2017, we entered into the Merger Agreement with Invitae, pursuant to which Invitae plans to acquire us through an all-stock Merger. The Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including, among others, obtaining certain regulatory approvals, approval from our stockholders and at least 90% participation in a Series F Warrant exchange offer being conducted by Invitae in connection with the Merger. Any Series F warrants that are exercised prior to expiration of the warrant exchange offer (including exercises contingent solely upon closing of the Merger) will be counted by Invitae towards the 90% threshold of participation.

The Merger Agreement contains certain termination rights for both us and Invitae, including, among others, if the Merger is not consummated on or before January 31, 2018 (unless due to the terminating party’s action or failure to act or SEC delay) or if the approval of our stockholders is not obtained. If the Merger Agreement is terminated by either us or Invitae as a result of a breach by the other party of any of such other party’s representations, warranties or covenants, or because the occurrence of a material adverse effect applicable to such other party was the sole failed condition to closing, or if the Merger Agreement is terminated by Invitae as a result of the failure of our stockholders to approve the Merger Agreement or as a result of an adverse change in the recommendation of our board of directors, then the defaulting party will be obligated to reimburse the other party’s third party expenses up to a maximum of $400,000. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, among others, termination of the Merger Agreement as a result of an adverse change in the recommendation of our board of directors after receiving a bona fide alternative acquisition proposal or termination of the Merger Agreement as a result of our stockholders not approving the Merger Agreement following disclosure of a bona fide acquisition proposal after which we are sold within 12 months, we may be required to pay to Invitae a termination fee of up to $1.4 million (net of any expense reimbursement previously paid).

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 31, 2017.

On September 13, 2017, Invitae filed certain registration statements with the SEC in order to register securities to be issued in the Merger and the Series F Warrant exchange offer, as amended on September 28, 2017. These registration statements were declared effective by the SEC on October 5, 2017. On October 23, 2017, we filed a proxy statement and solicitation materials regarding the Special Meeting of CombiMatrix Stockholders to be held on November 10, 2017 at 1:00 PM Pacific time in Newport Beach, California. The primary purpose of this meeting is for our stockholders to vote on the approval of the Merger and related proposals. The Series F Warrant exchange offer by Invitae is currently ongoing and will expire at 12:00 midnight, New York City time, on November 13, 2017 (one minute after 11:59 p.m., New York City time, on November 13, 2017) unless extended. Assuming that our stockholders representing a majority of our issued and outstanding common stock as of September 26, 2017 vote in favor of the Merger and assuming other closing conditions are met, we anticipate closing of the Merger to occur during the fourth quarter of 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, are forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “plan,” “predict,” “seek,” “potential,” “more likely to,” “with a view to,” “our future success depends,” “continue,” “focus,” “ongoing,” or similar terms, variations of such terms or the negative of such terms, and include, but are not limited to, statements regarding projected results of operations, capital expenditures, earnings, management’s future strategic plans, development of new technologies and services, litigation, regulatory matters, market acceptance and performance of our services, the success and effectiveness of our technologies and services, our ability to retain and hire key personnel, the competitive nature of and anticipated growth in our markets, market size, market position of our services, marketing efforts and partnerships, liquidity and capital resources, our accounting estimates, and our assumptions and judgments. Such statements are based on management’s current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. These forward looking statements are not guarantees of future results and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and that could cause actual results to differ materially and adversely from those described in the forward-looking statements. The risks and uncertainties referred to above include, but are not limited to, the risk that holders of less than 90% of our Series F Warrants tender or exercise their securities or our stockholders fail to approve the Merger and the Merger Agreement is terminated due to these reasons; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the possibility that the proposed Merger is delayed; the inability to complete the Merger due to the failure to satisfy any of the conditions to completion of the Merger; the impact of the announcement or the completion of the Merger on the market price of our or Invitae’s common stock, or on our or Invitae’s relationships with employees, existing customers and suppliers or potential future customers and suppliers and on our or Invitae’s operating results and businesses generally; the ability of Invitae to successfully integrate our operations and employees; the ability to realize anticipated synergies and costs savings of the proposed Merger; the risk that if the Merger is terminated and we have to pay termination fees and transaction expenses, we may not have sufficient funds to make such payments; our ability to grow revenue and improve gross margin; delays in achieving cash flow-positive operating results; the risk that operating expenses are not reduced or increase; the risk that test volumes and reimbursements level off or decline; the risk that payors decide to not cover our tests or to reduce the amounts they are willing to pay for our tests; the risk that we will not be able to grow our business as quickly as we need to; our ability to successfully increase the volume of our existing tests, expand the number of tests offered by our laboratory, increase the number of customers and partners and improve reimbursement for our testing; market acceptance of chromosomal microarray analysis, or CMA, as a preferred method over karyotyping; the rate of transition to CMA from karyotyping; changes in consumer demand; third-party reimbursement of CMA; our ability to attract and retain a qualified sales force and key technical personnel; our ability to successfully develop and introduce new technologies and services; rapid technological change in our markets; supply availability; our ability to bill and obtain reimbursement for highly specialized tests; the rate of growth of the in vitro fertilization, or IVF, diagnostic testing market; our ability to comply with regulations to which our business is subject, including changes in coding and reimbursement methods; legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate; our limited market capitalization; our ability to obtain additional financing for working capital on acceptable terms and in a timely manner; future economic conditions; other circumstances affecting anticipated revenues and costs; and other factors as more fully disclosed in our discussion of risk factors in Item 1A of Part II of this report and in the “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017. These forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based, except as otherwise required by law.

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

Overview of Recent Developments and Business Activities

For the three and nine months ended September 30, 2017, our business activities were driven primarily by continued commercialization efforts for our suite of molecular diagnostic tests and expansion of our executive oversight and leadership. For the three and nine months ended September 30, 2017, our operating activities included the recognition of $4.0 million and $12.0 million of total revenues, respectively, which increased by $764,000 and $2.7 million, respectively, from the comparable 2016 periods. These increases were due primarily to increased testing volumes and improved pricing and reimbursement of our microarray diagnostic tests, particularly in the reproductive health testing market (defined as testing volumes from prenatal, miscarriage analysis and pre-implantation genetic screening, or PGS diagnostic tests). Revenues from our reproductive health testing services increased by 30% and 35% during the three and nine months ended September 30, 2017, respectively, compared to the comparable periods in 2016. Total testing revenues during the three and nine months ended September 30, 2017 increased by 24% and 29%, respectively, over the comparable periods in 2016. For the three and nine months ended September 30, 2017, our net loss decreased by $246,000 and $2.1 million, respectively, compared to the comparable 2016 periods, due to increased revenues and improved gross margins, partially offset by higher general and administrative costs due to increased merger-related expenses for all periods presented.

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

In July 2017, we entered into a merger agreement (the “Merger Agreement”) with Invitae Corporation (“Invitae”), pursuant to which Invitae plans to acquire us through an all-stock merger (the “Merger”). The Merger is subject to certain closing conditions, as set forth in the Merger Agreement, including, among others, obtaining certain regulatory approvals, approval from our stockholders and at least 90% participation in a Series F Warrant exchange offer being conducted by Invitae in connection with the Merger (however, any Series F warrants that are exercised prior to expiration of the warrant exchange offer (including exercises contingent solely upon closing of the Merger) will be counted by Invitae towards the 90% threshold of participation). We expect to incur significant expenses in connection with the Merger. While we have assumed that a certain level of expenses will be incurred, there are many factors that could affect the total amount or the timing of the Merger expenses, and many of the expenses that will be incurred are, by their nature, difficult to estimate. The ultimate amount and timing of such charges are uncertain at the present time.

The Merger Agreement contains certain termination rights for both us and Invitae, including, among others, if the Merger is not consummated on or before January 31, 2018 (unless due to the terminating party’s action or failure to act or SEC delay) or if the approval of our stockholders is not obtained. If the Merger Agreement is terminated by either us or Invitae as a result of a breach by the other party of any of such other party’s representations, warranties or covenants, or because the occurrence of a material adverse effect applicable to such other party was the sole failed condition to closing, or if the Merger Agreement is terminated by Invitae as a result of the failure of our stockholders to approve the Merger Agreement or as a result of an adverse change in the recommendation of our board of directors, then the defaulting party will be obligated to reimburse the other party’s third party expenses up to a maximum of $400,000. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, including, among others, termination of the Merger Agreement as a result of an adverse change in the recommendation of our board of directors after receiving a bona fide alternative acquisition proposal or termination of the Merger Agreement as a result of our stockholders not approving the Merger Agreement following disclosure of a bona fide acquisition proposal after which we are sold within 12 months, we may be required to pay to Invitae a termination fee of up to $1.4 million (net of any expense reimbursement previously paid).

The foregoing description of the Merger Agreement is not a complete description of all of the parties’ rights and obligations under the Merger Agreement and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 31, 2017.

As a result of entering into and announcing the Merger Agreement, and pursuant to the terms of the Warrants Repurchase Agreement, on August 3, 2017, we repurchased one-half of the outstanding Warrants for approximately $230,000 of cash consideration. Under the terms of the Warrants Repurchase Agreement, we will be obligated to repurchase the remaining one-half of such Warrants for an additional $230,000 within three business days of any closing of the Merger. However, under the terms of the Merger Agreement, we are required to repurchase the remaining one-half of such Warrants at or prior to the closing of the Merger.

On September 13, 2017, Invitae filed certain registration statements with the SEC in order to register securities issued in the Merger and the Series F Warrant exchange offer, as amended on September 28, 2017. These registration statements were declared effective on October 5, 2017. On October 23, 2017, we filed a proxy statement and solicitation materials regarding the Special Meeting of CombiMatrix Stockholders to be held on November 10, 2017 at 1:00 PM Pacific time in Newport Beach, California. The primary purpose of this meeting is for our stockholders to vote on the approval of the Merger and related proposals. The Series F Warrant exchange offer by Invitae is currently ongoing and will expire at 12:00 midnight, New York City time, on November 13, 2017 (one minute after 11:59 p.m., New York City time, on November 13, 2017) unless extended. Assuming that our stockholders representing a majority of our issued and outstanding common stock as of September 26, 2017 vote in favor of the Merger and assuming other closing conditions are met, we anticipate closing of the Merger to occur during the fourth quarter of 2017.

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

Comparison of the Results of Operations for the Three and Nine months Ended September 30, 2017 and 2016

Revenues and Cost of Services (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Diagnostic services revenues	$3,977	$3,211	$766	24%	$11,949	$9,190	$2,759	30%
Royalty revenues	35	37	(2)	(5%)	91	137	(46)	(34%)
Cost of services	(1,614)	(1,476)	(138)	9%	(4,754)	(4,327)	(427)	10%

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	#	%	2017	2016	#	%

Total billable tests	2,952	2,835	117	4%	8,977	8,263	714	9%
Total reproductive health tests(1)	1,764	1,483	281	19%	5,154	4,312	842	20%
Reproductive health percentage of total billable tests	59.8%	52.3%			57.4%	52.2%

Revenue per test - total billable tests	$1,347	$1,133	$214	19%	$1,331	$1,112	$219	20%
Revenue per test - total reproductive health tests(1)	$1,709	$1,562	$147	9%	$1,748	$1,545	$203	13%

(1) includes PGS, PGD, prenatal and miscarriage analysis microarray tests

For the three months ended September 30, 2017, total billable tests and total diagnostic services revenues increased by 4% and 24%, respectively, compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, total billable tests and total diagnostic services revenues increased by 9% and 30%, respectively, compared to the nine months ended September 30, 2016. Driving the increase in total billable tests and diagnostic services revenues for all periods presented were the increases in reproductive health testing volumes, which increased by 19% and 20% for the three and nine months ended September 30, 2017 compared to the comparable 2016 periods, respectively. We believe this reflects the commercialization strategies and focus of our sales force, which have emphasized reproductive health microarray diagnostics testing over traditional genomics testing. In addition, improved reimbursement from third-party payors for our microarray tests drove higher revenues per test in our reproductive health segment, thereby resulting in a higher percentage increase in total diagnostic services revenues compared to the percentage increase in diagnostic testing volumes.

Diagnostic services revenues are recognized based on: i) contractual rates billed to our customers and certain third party payors; and ii) amounts that we expect to collect from non-contracted third-party payors, which include adjustments for changes in estimates of contractual allowances as well as from receiving cash payments in excess of amounts previously recognized. Because approximately 71% of our diagnostic revenues in 2017 resulted from billings to third-party payors, most of which are non-contracted, it is likely that we will be required to make adjustments to these accounting estimates in the future, which may positively or adversely affect our revenues and results of operations.

Royalties. In 2010, we entered into an exclusive licensing agreement with CustomArray, Inc. (“CA”), a private company located in Washington State, to license from us certain of our patents and intellectual property developed as part of our prior microarray manufacturing business. This agreement requires CA to pay us royalties as a percentage of their gross revenues, with a minimum floor of not less than $25,000 per quarter. The changes in royalty revenues reported reflect changes in CA’s revenues. It is uncertain whether CA’s revenues will increase or continue at the minimum contractual amounts in future periods.

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

Operating Expenses (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Research and development	$90	$88	$2	2%	$260	$380	$(120)	(32%)
Sales and marketing	967	1,055	(88)	(8%)	3,005	3,532	(527)	(15%)
General and administrative	1,930	1,450	480	33%	5,449	4,562	887	19%

Research and Development. These expenses include labor (wages and benefits), non-cash stock compensation expenses and laboratory supply costs associated with investigating and validating new tests and technology platforms, costs to maintain and improve our existing suite of diagnostic tests offered and process improvement projects. Prior to launching a new test or technology, or modifying an existing test, extensive laboratory validations and appropriate clinical testing, consistent with the various regulations that govern our industry, must be performed. These costs are classified as research and development for all periods presented. For the three months ended September 30, 2017, the small increase in research and development expenses reflects essentially equivalent efforts for these comparable periods and reflects what management believes is a baseline level of research and development for the Company. For the nine months ended September 30, 2017, research and development expenses decreased from the comparable 2016 period due primarily to greater efforts during 2016 in launching a next generation sequencing platform for our PGS testing services coupled with validating new microarray testing platforms for our miscarriage analysis tests. These efforts were not repeated during the nine month periods ended September 30, 2017. Non-cash stock compensation expenses were not significant for the periods presented.

Sales and Marketing. These expenses include salaries and wages associated with our sales force and marketing resources, sales commissions and other expenses associated with promotional and advertising efforts as well as non-cash stock compensation expenses. For the three and nine months ended September 30, 2017, sales and marketing expenses decreased from the comparable 2016 periods due primarily to reduced headcount in sales representatives coupled with newer sales representatives earning lower base salaries compared to the prior year mix of sales representatives, coupled with reduced travel and entertainment costs from fewer sales headcount in the 2017 periods compared to the 2016 periods presented. Non-cash stock compensation expenses were not significant for the periods presented.

General and Administrative. These expenses include compensation and benefit costs of our administrative staff, client billing and collections, information technology, executive management, human resources and accounting personnel, as well as facilities-related costs, insurance, legal, audit and other professional services. In addition, all of our one-time, merger-related expenses, which are primarily legal and accounting related, are also included in general and administrative expenses. For the three and nine months ended September 30, 2017, general and administrative expenses increased from the comparable 2016 periods due primarily to increased merger-related costs, which were $391,000 and $601,000, respectively. Also included in general and administrative expenses are non-cash stock-based compensation expenses, which were $137,000, $431,000, $153,000 and $494,000 for the three and nine months ended September 30, 2017 and 2016, respectively. Changes to stock-based compensation expenses are driven by the timing of when newer option awards are granted compared to when older awards become fully vested or expire due to forfeitures, as well as by the differences in valuations attributed to individual awards at the time they are granted. See Note 2 to our consolidated interim financial statements included in Part I, Item 1 of this report for a detailed description of the amounts of non-cash stock compensation expense recognized for the periods presented.

Inflation

Inflation has not had a significant impact on our business, results of operations or financial condition.

Liquidity and Capital Resources

At September 30, 2017, cash and cash equivalents totaled $2.4 million, compared to $3.7 million at December 31, 2016. Cash is held primarily in general checking accounts as well as in money market mutual funds backed by U.S. government securities. When held, short-term investments typically are comprised primarily of certificates of deposits issued by U.S. financial institutions. Working capital was $4.9 million and $6.1 million at September 30, 2017 and December 31, 2016, respectively. The primary reason for the decrease in working capital was due to lower overall cash balances at September 30, 2017 compared to December 31, 2016, driven by operating, investing and financing activities described below.

The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30,
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$(995)	$(3,361)	$2,366
Investing activities	989	3,102	(2,113)
Financing activities	(339)	3,951	(4,290)
Increase in cash and cash equivalents	$(345)	$3,692	$(4,037)

Operating Activities. Higher cash inflows from improved cash collections during the nine months ended September 30, 2017 resulted in lower cash used in operating activities compared to the nine months ended September 30, 2016.

Investing Activities. The decrease in net cash flows from investing activities was due to reduced net sales of available-for-sale short-term investments made during the nine months ended September 30, 2017 compared to the comparable period in 2016.

Financing Activities. The decrease in net cash flows from financing activities was due primarily to the $6.9 million of net proceeds received from the March 2016 Series F Financing, partially offset by the $2.8 million repurchase of Series E preferred stock and dividends paid to the Series E investors commensurate with the 2016 Series F Financing, compared to no sales or repurchases of our securities in 2017, but instead is comprised primarily of the $230,000 repurchase of one-half of the Warrants described above.

Future Liquidity. We have a history of incurring net losses and net operating cash flow deficits. We also incur expenses from deploying new services and from continuing to develop commercial technologies and services. We believe that our cash and cash equivalents as of September 30, 2017, which totaled $2.4 million, will be sufficient to meet our expected cash requirements for current operations through and beyond the first quarter of 2018, when we anticipate achieving cash flow break-even status. If the Merger is terminated, however, and we have to pay termination fees and transaction expenses, we may not have sufficient funds to make such payments. In order for us to continue as a going concern beyond this point and to ultimately achieve profitability, we may be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that our operations will become profitable or that external sources of financing, including the issuance of debt and/or equity securities, will be available at times and on terms acceptable to us, or at all. The issuance of additional equity or convertible debt securities will also cause dilution to our stockholders. Also, in order to issue securities at a price below the exercise prices of our outstanding warrants issued in connection with our past preferred stock private placement financings, we must obtain the affirmative consent of holders of at least 67% of each series of such outstanding warrants. If we are unable to obtain the consent of these holders in connection with future financings, we may be unable to raise additional capital on acceptable terms, or at all. If external financing sources are not available or are inadequate to fund our operations, we will be required to reduce operating costs, including research projects and personnel, which could compromise our future strategic initiatives and business plans.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC. We have entered into an operating lease for our laboratory space and corporate offices, totaling approximately 12,200 square feet, expiring in early 2020. We have no significant commitments for capital expenditures for the remainder of 2017 or beyond. We currently have seven active capital leases totaling $271,000 for certain laboratory and IT-related equipment, with lease payments continuing through September 2021.

Recent Accounting Pronouncements

See Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report for a discussion on recent accounting pronouncements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods prescribed by the SEC and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter (the quarter ended September 30, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The completion of the proposed Merger is subject to a number of conditions that are outside our control, and there can be no assurance that the proposed Merger will be completed in a timely manner or at all. If the Merger is not consummated, our business could suffer materially and our stock price could decline.

The consummation of the proposed Merger between Invitae and us is subject to a number of closing conditions, including but not limited to (i) the approval by our stockholders and (ii) completion of the Series F Warrant exchange offer being conducted by Invitae in connection with the Merger, which requires (a) a minimum participation level by holders of at least 90% of the Series F warrants outstanding immediately prior to the date of the Merger Agreement (however, any Series F warrants that are exercised prior to expiration of the warrant exchange offer (including exercises contingent solely upon closing of the Merger) will be counted by Invitae towards the 90% threshold of participation), and (b) other closing conditions to the Series F Warrant exchange offer are satisfied. The completion of the Merger is also subject to a number of other conditions, including certain governmental approvals and the absence of a material adverse effect upon either party. There is no assurance that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and we may lose some or all of the intended benefits of the Merger.

If the proposed Merger is not consummated, we may be subject to a number of material risks, and our business and stock price could be adversely affected, as follows:

●	we have incurred and expect to continue to incur significant expenses related to the proposed Merger even if the Merger is not consummated;

●	If the Merger Agreement is terminated under certain circumstances, we may be required to pay Invitae a termination fee of $1,400,000 (net of any expense reimbursement previously paid);

●	If the Merger Agreement is terminated under certain circumstances, we may be required to reimburse Invitae for various expenses incurred in connection with the Merger up to a maximum of $400,000;

●	If the Merger Agreement is terminated under circumstances that require us to pay Invitae a termination fee and/or expense reimbursement, we may not have sufficient funds to make such payments to Invitae; or

●	The market price of our common stock may decline to the extent that the current market price reflects a market assumption that the proposed Merger will be completed.

The proposed Merger could disrupt our business and harm our financial condition.

The announcement of the Merger or the pendency of the proposed transaction may disrupt our current plans and operations and may divert management’s time and resources from our core business. Furthermore, we may not realize the expected benefits, synergies and growth prospects resulting from the proposed Merger, or they may not be achieved in a timely manner. Invitae has limited experience with respect to acquisitions and may not be successful in integrating our business following the closing or in managing their growth effectively. We may experience potential difficulties in employee retention as a result of the announcement and pendency of the proposed acquisition. Additionally, the reaction of customers and potential customers, payers, partners and competitors to the announcement of the proposed transaction may disrupt our business. Any cash Invitae may spend as part of the integration activities relating to us after closing of the proposed Merger could divert that cash from other uses.

Neither the merger exchange ratio nor the amount that will be offered to our Series F warrant holders in the warrant exchange offer is adjustable based on the market price of Invitae common stock so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement establishes the exchange ratio for our common stock and preferred stock and establishes a minimum amount that will be offered to our Series F warrant holders in the warrant exchange offer, and any changes in the market price of Invitae common stock before the completion of the Merger will not affect the number of shares our securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of Invitae common stock declines from the market price on the date of the Merger Agreement, then our securityholders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger the market price of Invitae common stock increases from the market price on the date of the Merger Agreement, then our securityholders could receive Merger consideration with substantially more value for their shares of our capital stock than the parties had negotiated for in the establishment of the exchange ratio. Additionally, the Merger Agreement does not include a termination right based solely on price. Because the exchange ratio does not adjust as a result of changes in the value of Invitae common stock, for each one percentage point that the market value of Invitae common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to our securityholders.

If the combined organization is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders may not receive consideration in the Merger which is commensurate with or greater than the value of their pre-Merger ownership, or they may receive only part of the commensurate benefit to the extent the combined organization is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

The results of operations of the combined company after the Merger may be affected by factors different from those currently affecting our results of operations.

The business of Invitae differs from ours in important respects and, accordingly, the results of operations of the combined company and the market price of the combined company’s common stock may be affected by factors different from those currently affecting our independent results of operations.

The principal form of Merger consideration is shares of Invitae common stock, the price of which is volatile and could fluctuate substantially, whether before or after the consummation of the Merger.

The market price of Invitae common stock that our stockholders will receive in the Merger may be volatile and could fluctuate substantially due to many factors, including, among other things:

●	actual or anticipated fluctuations in Invitae’s results of operations;

●	competition from existing tests or new tests that may emerge;

●	announcements by Invitae or its competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations, or capital commitments;

●	failure to meet or exceed financial estimates and projections of the investment community or that Invitae provides to the public;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for Invitae common stock;

●	Invitae’s focus on long-term goals over short-term results;

●	the timing of Invitae’s investments in the growth of its business;

●	actual or anticipated changes in regulatory oversight of Invitae’s business;

●	additions or departures of key management or other personnel;

●	disputes or other developments related to Invitae’s intellectual property or other proprietary rights, including litigation;

●	sale of common stock or other securities in the future;

●	the trading volume of Invitae common stock;

●	changes in reimbursement by current or potential payers;

●	changes in Invitae’s pricing policies or the pricing policies of its competitors; and

●	general economic and market conditions.

Share price changes may result from a variety of factors, including general market and economic conditions, changes in Invitae’s and our respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of Invitae and us. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies whose shares are traded on the stock market. These broad market factors may materially harm the market price of Invitae common stock, regardless of Invitae’s operating performance.

Our stockholders will generally have a reduced ownership and voting interest in Invitae after the Merger and will exercise less influence over management.

Upon the completion of the Merger, except for stockholders who own common stock in both Invitae and us, each of our stockholders will be a stockholder of Invitae with a percentage ownership of Invitae that is smaller than such stockholder’s current percentage ownership of us. Because of this, our stockholders will generally have less influence on the management and policies of the combined company than they now have on our management and policies.

The market price of the combined organization’s common stock may decline as a result of the Merger.

The market price of the combined organization’s common stock may decline as a result of the Merger for a number of reasons, including:

●	investors react negatively to the prospects of the combined organization’s business and prospects from the Merger;

●	the effect of the Merger on the combined organization’s business and prospects is not consistent with the expectations of financial or industry analysts;

●	Invitae stockholders will experience substantial dilution as a result of the additional securities to be issued in the Merger; or

●	the combined organization does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the Merger Agreement, including the Merger, may be completed, various approvals must be obtained from governmental and self-regulatory authorities, including the expiration or early termination of any applicable waiting period under the HSR Act. These authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the Merger that are not anticipated or cannot be met. Furthermore, such conditions on completion may constitute a burdensome condition that may allow Invitae to refuse to consummate the Merger. If the consummation of the Merger is delayed, including by a delay in receipt of necessary governmental approvals, or if it is not approved, our business, financial condition and results of operations may also be materially adversely affected.

Sales of substantial amounts of Invitae common stock in the open market by our former stockholders could depress Invitae’s share price.

Invitae common stock issued to our stockholders in the Merger will be freely tradable without restrictions or further registration under the Securities Act. If the Merger is completed and if our former stockholders sell substantial amounts of Invitae common stock in the public market following completion of the Merger, the market price of Invitae common stock may decrease. These sales might also make it more difficult for Invitae to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate. This in turn may reduce the value of the Merger to our stockholders.

The anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger involves the integration of two companies that have previously operated independently. Prior to the announcement of the signing of the Merger Agreement, we and Invitae did not conduct any integration planning for the two companies, and our ability to do so prior to consummation of the Merger may be substantially limited by applicable law. After the Merger, the two companies will devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we and Invitae are able to integrate our business operations successfully, there can be no assurance that the integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that we currently expect from the integration or that these benefits will be achieved within the anticipated time frame.

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

In general, either Invitae or we can refuse to complete the Merger if there is a material adverse change affecting the other party between the date of the Merger Agreement and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Invitae or us, including:

●	conditions generally affecting the industries in which we and Invitae operate or the United States or global economy or capital markets as a whole;

●	any natural disaster or any acts of terrorism, sabotage, military action or war or any escalation or worsening thereof;

●	changes in regulatory, legislative or political conditions in the United States or any other country or region in the world;

●	changes in conditions in the financial markets, credit markets or capital markets in the United States or any other country or region in the world;

●	any effect resulting from the execution, delivery, announcement or performance of the obligations under the Merger Agreement or the announcement, pendency or anticipated consummation of the Merger;

●	any failure by Invitae or us to meet internal projections or forecasts or third-party revenue or earnings predictions for any period ending on or after the date of the Merger Agreement;

●	any changes in U.S. GAAP or applicable legal requirements after the date of the Merger Agreement;

●	any rejection by a governmental body of a registration or filing by us relating to certain intellectual property rights; or

●	any change in our cash position which results from operations in the ordinary course of business.

If adverse changes occur and the parties still complete the Merger, Invitae’s stock price may suffer. This in turn may reduce the value of the Merger to our stockholders.

Some of our executive officers and directors have interests in the Merger that are different from our stockholders.

Our executive officers negotiated the terms of the Merger Agreement with Invitae, and our board of directors approved the Merger and recommended that our stockholders vote to approve and adopt the Merger Agreement and the transactions contemplated thereby, including the Merger. Some members of our management and certain members of our board of directors have economic interests in the Merger that are different from our stockholders, including with respect to compensation to be received by certain of our directors and executives under Transaction Bonus Payout Agreements, and pursuant to certain consulting agreements between Invitae and each of our chief executive officer and chief financial officer.

During the pendency of the Merger, we may not be able to enter into a business combination with another party at a favorable price (subject to certain exceptions) because of restrictions in the Merger Agreement, which could adversely affect our business.

Covenants in the Merger Agreement impede our ability to make acquisitions, subject to certain exceptions relating to fiduciaries duties, or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party. Any such transactions could be favorable to our stockholders.

Certain provisions of the Merger Agreement limit our ability to pursue an alternative transaction and may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when our board of directors determines in good faith, after consultation with our independent financial advisor, if any, and our outside legal counsel, that an unsolicited alternative takeover proposal is or is reasonably likely to lead to a superior takeover proposal and is reasonably capable of being consummated and that failure to cooperate with the proponent of the proposal is reasonably likely to result in a breach of our board’s fiduciary duties. If the Merger Agreement is terminated under certain circumstances, we may be required to pay Invitae a termination fee of $1,400,000 (net of any expense reimbursement previously paid), and, under specified circumstances, reimburse Invitae for various expenses incurred in connection with the Merger, up to a maximum of $400,000. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders. It should be noted that the failure of our stockholders to approve the Merger Proposal will not in and of itself trigger our obligation to pay the termination fee, unless other factors, including a third-party acquisition proposal for us, also exist.

If the Merger Agreement is terminated by Invitae as a result of a breach of our representations, warranties or covenants, or because the occurrence of a material adverse effect applicable to us was the sole failed condition to closing, then we will be obligated to reimburse Invitae’s third-party expenses up to a maximum of $400,000.

The shares of Invitae common stock to be received by our stockholders as a result of the Merger will have different rights from the shares of our common stock.

Upon the completion of the Merger, our stockholders will become Invitae stockholders and their rights as stockholders will be governed by the organizational documents of Invitae. The rights associated with our common stock are different from the rights associated with Invitae common stock.

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing the proxy statement/prospectus, and all filing and other fees paid to the SEC in connection with the Merger. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.

Any litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

Lawsuits related to the Merger may be filed against us, Invitae and/or the directors and officers of either company. The outcome of any such litigation is uncertain. Such lawsuits could prevent or delay completion of the Merger and may adversely affect our business, financial condition, results of operations and/or cash flows.

We may not be able to meet our cash requirements beyond the first quarter of 2018 without obtaining additional capital from external sources and our current outstanding private placement warrants may prevent us from issuing new securities. If we are unable to raise additional capital through future financings or from external sources, we may not be able to continue as a going concern.

As of September 30, 2017, we had $2.4 million in cash and cash equivalents, which we anticipate will be sufficient to meet our expected cash requirements for current operations through and beyond the first quarter of 2018, when we anticipate achieving cash flow break-even status. However, in order for us to continue as a going concern beyond that point, we will have to increase revenue and cash reimbursement, continue to control operating expenses and may be required to obtain capital from external sources. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash reimbursement and to control operating expenses, of which there can be no assurance.

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

As of September 30, 2017, we had approximately 2.9 million shares of common stock issued and outstanding. Assuming exercise in full of all options, warrants and convertible securities outstanding as of September 30, 2017, approximately 5.8 million shares of our common stock would be outstanding. Any additional equity or convertible debt financings in the future could result in further dilution to our stockholders.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger and Reorganization by and among the Company, Invitae and Merger Sub, dated as of July 31, 2017. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33523) filed with the SEC on July 31, 2017.
3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-139679) filed with the SEC on December 26, 2006.
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1A to the Company’s Quarterly Report on Form 10-Q (File No. 001-33523) filed with the SEC on August 14, 2008.
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 4, 2012.
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on October 1, 2012.
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 20, 2013.
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on May 6, 2013.

Exhibit Number	Description

3.7	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on December 23, 2013.
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series E 6% Convertible Preferred Stock. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on February 13, 2015.
3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on April 29, 2015.
3.10	Certificate of Amendment to Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on January 29, 2016.
3.11

Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on March 24, 2016.

3.12	Second Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-33523) filed with the SEC on March 18, 2010.
10.1	Marketing and Laboratory Services Agreement dated as of September 25, 2017, by and between Invitae Corporation, Good Start Genetics, Inc. and CombiMatrix Molecular Diagnostics, Inc. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-33523) filed with the SEC on September 27, 2017.
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.0	The following materials from CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarter and nine month periods ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.(*)

(*)	Included herewith.

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

Date: November 6, 2017

